Form 10-K/A
period 1995-02-28
STAFF BUILDERS INC /DE/
filed 1995-06-28
CIK 720480

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-K/A



/X/ AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Fiscal Year Ended February 28, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Transition Period from _________ To _________

                           Commission File No. 0-11380

                              STAFF BUILDERS, INC.
                 (Exact name of issuer as specified in charter)


                Delaware                               11-2650500
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

                               1983 Marcus Avenue
                       Lake Success, New York  11042-7011
                    (Address of principal executive offices)

                                 (516) 358-1000
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class:

                     Common Stock, par value $.01 per share

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                               -----       -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock on April 28, 1995 was $97,933,137.

     The number of shares of Common Stock outstanding on April 28, 1995 was 23,289,055 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth as to each director and each executive officer of the Company: (1) such person's name; (2) the year in which such person was first elected (or designated) a director of the Company; (3) biographical information for the last five years; (4) certain other directorships, if any, held by such person; and (5) such person's age.


                                          PRINCIPAL OCCUPATION DURING THE PAST
                                          FIVE YEARS, ANY OFFICE HELD IN THE                 YEAR FIRST ELECTED
     NAME                       AGE       COMPANY AND ANY OTHER DIRECTORSHIPS                   AS A DIRECTOR
     ----                       ---       ------------------------------------               ------------------
Stephen Savitsky  . . . . . .   49        A founder of the Company, Mr. Savitsky                    1983
                                          has served as Chairman of the Board,
                                          Chief Executive Officer and a Director
                                          of the Company since 1983 (and of its
                                          predecessor from 1978 to 1983), and as
                                          President of the Company since
                                          November 1991.  Mr. Savitsky is the
                                          brother of David Savitsky.

David Savitsky  . . . . . . .   47        A founder of the Company, Mr. Savitsky                    1983
                                          has served as Secretary, Treasurer and
                                          a Director of the Company since 1983
                                          (and of its predecessor from 1978 to
                                          1983), as Executive Vice President
                                          since December 1987 and as Chief
                                          Operating Officer since April 1991.
                                          Mr. Savitsky is the brother of Stephen
                                          Savitsky.

Jonathan J. Halpert, Ph.D.. .   50        Dr. Halpert was elected a Director by                     1983
                                          the Board of Directors in August 1987.
                                          He previously served as a Director of
                                          the Company from May 1983 until he
                                          resigned from the Board in February
                                          1985.  Dr. Halpert is a consultant in
                                          the area of deinstitutionalization of
                                          the mentally retarded and
                                          Chief Executive Officer of the
                                          Camelot Community Residence Program.

*Bernard J. Firestone, Ph.D.    46        Dr. Firestone was elected a Director                      1987
                                          by the Board of Directors in August
                                          1987.  He is an associate professor of
                                          political science at Hofstra
                                          University where he has been teaching
                                          for 19 years.

*Donald Meyers  . . . . . . .   66        Mr. Meyers was elected a Director by                      1994
                                          the Board of Directors in August 1994.
                                          He has been an Associate Clinical
                                          Professor, Health Policy and
                                          Management, and the Director of the
                                          Resident and Fellow Program in
                                          administration at New York
                                          University's Robert W. Wagner Graduate
                                          School of Public Service since
                                          November 1991.  Mr. Meyers is also the
                                          President and sole director
                                          and stockholder of RMR Health &
                                          Hospital Management Consultants, Inc.
                                          ("RMR Health"), a health care
                                          consulting firm, where he has been an
                                          executive officer, director and
                                          stockholder since 1976.  From November
                                          1986 through November 1991, Mr. Meyers
                                          served as a Special Consultant in
                                          health care matters to the accounting
                                          firm of KPMG Peat Marwick.



                                          PRINCIPAL OCCUPATION DURING THE PAST
                                          FIVE YEARS, ANY OFFICE HELD IN THE                 YEAR FIRST ELECTED
     NAME                       AGE       COMPANY AND ANY OTHER DIRECTORSHIPS                   AS A DIRECTOR
     ----                       ---       ------------------------------------               ------------------

Gary Tighe  . . . . . . . . .   46        Mr. Tighe has been Senior Vice                         Not Applicable
                                          President, Finance and Chief Financial
                                          Officer of the Company since April
                                          1991.  From June 1990 through April
                                          1991, Mr. Tighe was self-employed as a
                                          certified public accountant.

Sharon E. Hamilton  . . . . .   51        Ms. Hamilton has been Executive Vice                   Not Applicable
                                          President, Health Care Operations
                                          of a principal subsidiary of
                                          the Company since February 1995.
                                          From November 1991 until February 1995,
                                          Ms. Hamilton served as Senior Vice
                                          President, Healthcare Operations of a
                                          principal subsidiary of the Company.
                                          From May 1989 through December 1990,
                                          Ms. Hamilton was President of Partners
                                          In Care, a home health care company
                                          located in New York City.

Edward Teixeira . . . . . . .   52        Mr. Teixeira has been Senior Vice                      Not Applicable
                                          President, Franchising of a principal
                                          subsidiary of the Company since
                                          December 1990.  From March 1989 to
                                          December 1990, he was Vice President,
                                          Franchise Operations of a principal
                                          subsidiary of the Company.

Cynthia Nye . . . . . . . . .   43        Ms. Nye has been Senior Vice President,                Not Applicable
                                          Corporate Support of a principal subsidiary
                                          of the Company since November 1994. From
                                          January 1992 through November 1994, Ms. Nye
                                          served as Vice President, Corporate Support
                                          of a principal subsidiary of the Company.
                                          From 1983 to 1981, Ms. Nye served
                                          as the Chief Financial Officer of United
                                          Cerebral Palsy of New York State, a not-for-profit
                                          health care organization.



        COMPLIANCE WITH SECTION 16(a) OF SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own beneficially more than ten percent of the Common Stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock. Officers, directors and persons owning more than ten percent of the Common Stock are required to furnish the Company with copies of all such reports. To the Company's knowledge, based on a review of copies of such reports furnished to the Company and written representations from its officers and directors that no other reports were required, during the fiscal year ended February 28, 1995, all Section 16(a) filing requirements applicable to its executive officers, directors and persons owning beneficially more than ten percent of the Common Stock were complied with on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

                            SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the annual and long-term compensation of the Company's Chief Executive Officer and the other four most highly compensated executive officers (the "Named Executive Officers") for services as executive officers of the Company for the last three fiscal years.


SUMMARY COMPENSATION TABLE

                                                                                                                   LONG-TERM
                                                                                                                 COMPENSATION
                                                                                                                 ------------
                                                                       ANNUAL COMPENSATION                           AWARDS
                                                            -------------------------------------------------    ------------
                                                                                                                   SECURITIES
                                                                                                OTHER ANNUAL       UNDERLYING
       NAME AND PRINCIPAL POSITION        YEAR                SALARY             BONUS          COMPENSATION       OPTIONS (#)
       ---------------------------        ----                ------             -----          ------------       -----------
 Stephen Savitsky  . . . . . . . . . . .  1995              $372,073             $16,950             --            1,000,000
   Chairman, President and                1994              $330,298                  --             --              339,270
   Chief Executive Officer                1993              $292,312                  --             --              150,000

 David Savitsky  . . . . . . . . . . . .  1995              $269,999             $16,950             --            1,000,000
   Executive Vice President, Chief        1994              $240,217                  --        $27,862(1)           339,270
   Operating Officer, Secretary           1993              $212,591                  --        $27,811(2)           150,000
   and Treasurer

 Sharon E. Hamilton  . . . . . . . . . .  1995              $174,308              $8,475             --               50,000
   Senior Vice President,                 1994              $158,917                  --             --               20,000
   Health Care Operations                 1993              $143,770                  --             --               50,000

 Gary Tighe  . . . . . . . . . . . . . .  1995              $139,458              $8,475             --              100,000
   Senior Vice President, Finance and     1994              $128,025                  --             --               50,000
   Chief Financial Officer                1993              $124,123                  --             --               50,000

 Edward Teixeira . . . . . . . . . . . .  1995              $141,639              $5,085             --               50,000
   Senior Vice President, Franchising     1994              $129,159                  --             --                   --
                                          1993              $121,384                  --             --               25,000

- ---------------------------
(1) Includes a $13,000 expense allowance and $14,862 for an automobile furnished for David Savitsky's business and personal use.

(2) Includes a $13,000 expense allowance and $14,811 for an automobile furnished for David Savitsky's business and personal use.

     OPTION GRANTS TABLE

     The following table sets forth information with respect to the Named Executive Officers concerning the grant of stock options during the fiscal year ended February 28, 1995. The Company did not have during such fiscal year, and currently does not have, any plans providing for the grant of stock appreciation rights ("SARs").


                          OPTION GRANTS IN LAST FISCAL YEAR


                                                                                         GRANT DATE
                                            INDIVIDUAL GRANTS(1)                       PRESENT VALUE(2)
                                  -------------------------------------------------    ----------------
                                  NUMBER OF      % OF TOTAL
                                  SECURITIES      OPTIONS
                                  UNDERLYING     GRANTED TO
                                   OPTIONS       EMPLOYEES    EXERCISE
                                   GRANTED       IN FISCAL    OR BASE   EXPIRATION
             NAME                    (#)           YEAR       PRICE(3)     DATE
             ----                ----------      ---------    --------  ----------
 Stephen Savitsky  . . . . .      1,000,000        42.7%       3.136      10/01/04         $1,567,500
 David Savitsky  . . . . . .      1,000,000        42.7%       3.136      10/01/04         $1,567,500
 Sharon E. Hamilton  . . . .         50,000         2.1%       3.136      10/01/04            $78,375
 Gary Tighe  . . . . . . . .        100,000         4.3%       3.136      10/01/04           $156,750
 Edward Teixeira . . . . . .         50,000         2.1%       3.136      10/01/04            $78,375

- -------------------------

(1) All options granted to the Named Executive Officers during the last fiscal year were granted on October 1, 1994, under the 1994 Performance-Based Stock Option Plan. The terms of the Plan provide that options are not exercisable during the first six months following the date of grant. The options also are subject to a performance-based condition to exercisability: 25% of the options granted become exercisable if the closing price of the Company's Common Stock exceeds the exercise price of the options by 10% or more for ten consecutive trading days prior to the first anniversary of the date of grant; 50% of the options granted (less any that have previously become exercisable) become exercisable if the closing price of the Company's Common Stock exceeds the exercise price of the options by 20% or more for ten consecutive trading days during the second year following the date of grant; 75% of the options granted (less any that have previously become exercisable) become exercisable if the closing price of the Company's Common Stock exceeds the exercise price of the options by 30% or more for ten consecutive trading days during the third year following the date of grant; and 100% of the options granted (less any that have previously become exercisable) become exercisable if the closing price of the Company's Common Stock exceeds the exercise price of the options by 40% or more for ten consecutive trading days during the fourth year following the date of grant. Options may also become exercisable following a change of control of the Company, the amount depending on when the change of control occurs and the price per share of Common Stock paid to effect the change of control. The performance target for the first year was achieved on February 7, 1995, and accordingly 25% of the options granted to each of the Named Executive Officers became exercisable on April 1, 1995, at the end of the initial six month restricted period.

(2) The values shown were calculated utilizing the Black-Scholes option pricing model and are presented solely for the purpose of comparative disclosure in accordance with certain regulations of the SEC. This model is a mathematical formula used to value traded stock price volatility. The actual value that an executive officer may realize, if any, is dependent on the amount by which the stock price at the time of exercise exceeds the exercise price. There is no assurance that the value realized by an executive officer will be at or near the value estimated by the Black-Scholes model. In calculating the grant date present values, the Company used the following assumptions: (a) expected volatility of 22%;
     (b) risk-free rate of return of 7.25%; (c) no dividends payable during the relevant period; and (d) exercise at the end of a 10 year period from the date of grant. An adjustment of 25% has been made for the performance-based condition to exercisability described in Footnote 1 above. No adjustment has been made for non-transferability.

(3) Pursuant to the terms of the 1994 Performance-Based Stock Option Plan, the exercise price of options granted to the Named Executive Officers during the last fiscal year was computed on the basis of the average of the closing prices of the Company's Common Stock for the 20 consecutive trading days preceding the granting of the options on October 1, 1994.



     AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

     The following table provides information concerning the number and value of stock options exercised during the fiscal year ended February 28, 1995, and held at the end of such fiscal year, by the Named Executive Officers. No SARs were exercised during such fiscal year, and no SARs are held by any Named Executive Officer, because the Company does not have any plans providing for SARs.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                         NUMBER OF SECURITIES
                                 SHARES                     UNDERLYING          VALUE OF UNEXERCISED
                               ACQUIRED ON   VALUE       UNEXERCISED OPTIONS    IN-THE-MONEY OPTIONS
                                 EXERCISE   REALIZED    AT FEBRUARY 28, 1995     AT FEBRUARY 28, 1995
                                 --------   --------    --------------------     --------------------
                                                           EXERCISABLE/            EXERCISABLE/
 NAME                                                      UNEXERCISABLE           UNEXERCISABLE
 ----                                                      -------------           -------------
 Stephen Savitsky  . . .         --            --           1,053,863/            $1,308,684/
                                                            1,133,407               $651,090

 David Savitsky  . . . .         --            --           1,018,863/            $1,246,839/
                                                            1,133,407               $651,090

 Sharon E. Hamilton  . .         --            --              53,332/               $69,131/
                                                               86,668                $52,769

 Gary Tighe  . . . . . .       20,000       $50,000            60,000/               $78,700/
                                                              160,000               $110,700


 Edward Teixeira . . . .         --            --              27,800/               $38,757/
                                                               65,000                $33,825



     EMPLOYMENT AGREEMENTS

     On June 1, 1987, the Company entered into a five year employment agreement with Stephen Savitsky under which Mr. Savitsky received an initial base salary (beginning in June 1987) of $200,000 per year, which base salary increases annually at the rate of ten percent plus any increase in the cost of living.
Mr. Savitsky's employment agreement is automatically extended at the end of each year for an additional year and is terminable by the Company upon five years' notice. For the fiscal year ended February 28, 1995, Mr. Savitsky received a base salary of $372,073. Mr. Savitsky's employment agreement provides that, upon a "change of control" of the Company and his termination of employment other than for his conviction for a felony, he will be entitled to receive a lump sum severance payment equal to 2.99 times his average annual compensation for the five years prior to termination. Mr. Savitsky is required to devote all of his business time to the affairs of the Company and his employment agreement provides that during the term of his employment and for a period of six months thereafter he will not compete with the Company. After termination of his employment (other than by reason of his conviction of a felony), Mr. Savitsky will provide consulting services to the Company for a period of ten years at an annual salary of $50,000.

     The Company entered into an employment agreement, effective as of June 1, 1987, with David Savitsky on terms substantially similar to the employment agreement with Stephen Savitsky, except that his initial base salary was $110,000 per year. Under his employment agreement, Mr. Savitsky is required to devote all of his business time to the affairs of the Company. His base salary for the fiscal year ended February 28, 1995, was $269,999.

     As of May 15, 1993, the Company entered into a 47-month employment agreement with Gary Tighe under which Mr. Tighe receives a base salary of $128,532 per year, which base salary increases by 10% per annum each April 15. Mr. Tighe's salary for the fiscal year ended February 28, 1995, was

$139,458. He also receives an automobile allowance of $6,000 per annum. The employment agreement obligates Mr. Tighe to devote all of his business time to the affairs of the Company and provides that during the term of his employment and for one year thereafter he will not compete with the Company. Upon a "change of control" of the Company and termination of Mr. Tighe's employment for any reason (other than for his conviction for a felony) within 12 months after such change of control, he will be entitled to receive a lump sum severance payment equal to 2.99 times his average annual compensation for the five years prior to termination.

     The Company entered into a two-year employment agreement with Edward Teixeira to serve as Senior Vice President, Franchising of a principal subsidiary of the Company until November 30, 1993. On July 26, 1993, that principal subsidiary of the Company entered into an agreement with Mr. Teixeira whereby he would continue to serve in such capacity for three additional years, until November 30, 1996. Under his employment agreement, Mr. Teixeira is obligated to devote his full business time to the affairs of the Company.
Mr. Teixeira receives a base salary of $126,000 per year, which base salary increases by a minimum of 8% per annum. Mr. Teixeira's base salary for the fiscal year ended February 28, 1995, was $141,639. He also receives an automobile allowance of $6,600 per annum. Further, if within 90 days after a "change of control" Mr. Teixeira were terminated for any reason (other than the commission of a felony or the perpetration of fraud against the Company), he would then be entitled to receive an amount equal to six months' salary. The employment agreement prevents Mr. Teixeira from competing with the Company for six months after his 7 less $28,063 of interest withhes. Hamilton also receives an automobile allowance of $6,000 per year. In the event Ms. Hamilton is terminated other than for cause, she will then be entitled to receive her base salary payable in weekly installments for the remainder of the term expiring
May 1, 1996. Upon a "change of control" and her resignation or the involuntary termination of her employment (other than for cause) within 12 months after such change of control, she will then be entitled to receive a lump sum severance payment equal to 12 months of her annual base salary then in effect. The employment agreement entitles Ms. Hamilton to receive 5% of the amount, if any, made available under the Teamwork Incentive Program for the 1994, 1995 and 1996 fiscal years of the Company. Under the Teamwork Incentive Program, the Company can award its officers and other corporate employees with cash payments if the Company achieves certain levels of profitability. The aggregate amount payable under the Teamwork Incentive Program for a fiscal year equals 10% of the amount by which the Company's income from continuing operations before income taxes (excluding extraordinary items) for that fiscal year exceeds a specified percentage determined by the Board of Directors for that fiscal year, subject to any limits on total payments during that fiscal year as established by the Board. Ms. Hamilton received $8,475 for fiscal 1995 under the Teamwork Incentive Program. The employment agreement obligates Ms. Hamilton to devote her full business time to the affairs of the Company and prevents her from competing with the Company during her employment or, if she resigns or is terminated for cause, through May 1996.

     If a "change of control" were to occur prior to the next anniversary date of the respective employment agreements of Stephen Savitsky, David Savitsky, Gary Tighe, Edward Teixeira and Sharon Hamilton and such officers' employment relationship with the Company were to terminate for reasons triggering the severance payments noted above, then the Company would be obligated to make lump sum payments to them in the approximate amounts of $940,000, $683,000, $673,000, $76,000 and $186,000, respectively. The lump sum severance payments payable after the anniversary dates of the respective employment agreements would change as a result of changes in such individuals' compensation after such date. The term "change of control" as used in the employment agreements with the Company's executive officers refers to an event in which a person, corporation, partnership, association or entity (i) acquires a majority of the Company's outstanding voting securities, (ii) acquires securities of the Company bearing a majority of voting power with respect to election of directors of the Company, or (iii) acquires all or substantially all of the Company's assets.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT



     The following table sets forth information as of June 19, 1995, with respect to the beneficial ownership of the Company's Common Stock and Class A Preferred Stock by (i) each person known to the Company who beneficially owns more than 5% of any class of voting securities of the Company, (ii) each director of the Company, (iii) the Company's Chief Executive Officer and five other executive officers, and (iv) all directors and executive officers of the Company as a group.

COMMON STOCK



                                                         AMOUNT AND NATURE
                                                    OF BENEFICIAL OWNERSHIP(1)
                                                -----------------------------------

                                                    NUMBER OF         NUMBER OF        PERCENTAGE OF    PERCENTAGE OF
                                                    LONG-TERM        SHORT-TERM         OUTSTANDING      OUTSTANDING
    NAME OF BENEFICIAL OWNER                        SHARES(2)         SHARES(3)        SHARES OWNED      VOTES OWNED
                                                    ---------         ---------        ------------     -------------
 Stephen Savitsky (4). . . . . . . . . . . .         443,790        1,339,724(5)(6)           7.2%             15.5%
 David Savitsky (4). . . . . . . . . . . . .      479,589(7)        1,303,423(6)(8)(9)        7.2%             16.4%
 Bernard J. Firestone. . . . . . . . . . . .       2,100(10)            1,500(11)               *                 *
 Jonathan J. Halpert . . . . . . . . . . . .              --               --                  --                --
 Donald Meyers . . . . . . . . . . . . . . .              --            1,400                   *                 *
 Gary Tighe. . . . . . . . . . . . . . . . .              --          105,000(12)               *                 *
 Sharon Hamilton . . . . . . . . . . . . . .              --           82,500(13)               *                 *
 Edward Teixeira . . . . . . . . . . . . . .              --           45,300(14)               *                 *
 Cynthia Nye . . . . . . . . . . . . . . . .              --           35,500(15)               *                 *
 S Squared Technology Corp. (16) . . . . . .              --        3,181,000                13.6%              8.8%
 Horsburgh Carlson Investment
   Management, Inc.(17). . . . . . . . . . .          67,000        1,323,000                 5.9%              5.5%
 All executive officers and
 directors as a group (9 persons). . . . . .         824,427        2,675,907(6)(18)         13.5%             28.4%

CLASS A PREFERRED STOCK(19)


                                                           AMOUNT AND               PERCENTAGE OF
                                                            NATURE OF            OUTSTANDING SHARES
     NAME OF BENEFICIAL OWNER (20)                    BENEFICIAL OWNERSHIP              OWNED
     -----------------------------                    --------------------       ------------------
 Stephen Savitsky. . . . . . . . . . . . . .                333-1/3                      50%
 David Savitsky. . . . . . . . . . . . . . .                333-1/3                      50%
 All executive officers
 and directors as a group (9 persons). . . .                666-2/3                     100%

- ---------------------------------
*    Less than one percent

(1) "Beneficial ownership" is determined in accordance with Rule 13d-3 under the Securities and Exchange Act of 1934, as amended. In general, a person is treated as the "beneficial owner" of stock under Rule 13d-3 if such person has (or shares) (i) either investment power or voting power over over such stock (which may be by means of a contract, arrangement, understanding, relationship or otherwise), or (ii) the right to acquire such stock within 60 days, including by means of the exercise of an option or the conversion of a convertible security. Each beneficial owner's percentage of ownership and percentage of votes is determined by assuming that options that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date of this table have been exercised. Each beneficial owner's percentage of votes is determined by assuming that any share of Common Stock held of record on the Record Date has been beneficially owned by the holder of record for the period indicated on the Transfer Agent's books for purposes of determining the number of votes to which such share is entitled, except for shares held in "street" or "nominee" name or by a broker, clearing agency, voting trustee, bank, trust company or other nominee which are presumed to be entitled to only one vote per share no matter how long they have been held of record (except for 67,000 shares held by Horburgh Carlson Investment Management, Inc. ("HCIM") which HCIM has independently confirmed to the Company are entitled to ten votes per share). Except as indicated in the footnotes that follow, shares listed in the table are held with sole voting and investment power.

(2) Each holder of record of Common Stock, except in certain circumstances, is entitled to ten votes for each share of Common Stock that has been beneficially owned by the current beneficial owner for at least 48 consecutive calendar months (dating from the first day of the first calendar month on or after the holder acquired beneficial ownership of such share) prior to the record date for any vote. Such shares are referred to as "Long-Term Shares."

(3) Each holder of record of shares of Common Stock that have not been beneficially owned by the current beneficial owner for at least 48 consecutive calendar months (dating from the first day of the first calendar month on or after the holder acquired beneficial ownership of such shares) prior to the record date for any vote (with certain limited exceptions) is entitled to only one vote per share. Such shares are referred to as "Short-Term Shares."

(4) The address of each of these persons is c/o Staff Builders, Inc., 1983 Marcus Avenue, Lake Success, New York 11042. Each of these persons has sole power with respect to the voting and investment of the shares which he owns, except as follows: on November 1, 1991, Ephraim Koschitzki, a former executive officer and director of the Company, granted to Stephen Savitsky and David Savitsky a ten year revocable proxy to vote all shares of Common Stock now or hereafter owned of record by him. The Company believes that Mr. Koschitzki beneficially owns 339,492 shares of Common Stock, of which 101,052 are Long-Term Shares and 238,440 are Short-Term Shares. As a result, Stephen Savitsky and David Savitsky have sole voting and investment power with respect to 1,444,022 and 1,443,520 shares of Common Stock, respectively, and they have shared voting power with respect to the 339,492 shares of Common Stock beneficially owned by Mr. Koschitzki.

(5) Includes options to purchase 250,000 shares of Common Stock under the 1994 Performance-Based Stock Option Plan, options to purchase 200,000 shares of Common Stock under the 1993 Stock Option Plan, options to purchase 334,000 shares of Common Stock under the 1986 Non-Qualified Stock Option Plan and options to purchase 214,577 shares of Common Stock under the 1983 Incentive Stock Option Plan.

(6) Also includes options to purchase 225,440 and 13,000 shares of Common Stock granted to Ephraim Koschitzki under the 1986 Non-Qualified Stock Option Plan and 1983 Incentive Stock Option Plan, respectively, which are subject to the ten year revocable proxy referred to in footnote 4 above.

(7) Includes 1,000 shares of Common Stock held by Mr. Savitsky's wife as trustee for the benefit of their three children. Mr. Savitsky disclaims beneficial ownership of these shares.

(8) Includes options to purchase 250,000 shares of Common Stock under the 1994 Performance-Based Stock Option Plan, options to purchase 200,000 shares of Common Stock under the 1993 Stock Option Plan, options to purchase 320,000 shares of Common Stock under the 1986 Non-



     Qualified Stock Option Plan and options to purchase 214,577 shares of Common Stock under the 1983 Incentive Stock Option Plan.

(9) Includes 150 shares of Common Stock held by David Savitsky's wife. Mr. Savitsky disclaims beneficial ownership of these shares.

(10) Includes 1,000 shares of Common Stock held by Dr. Firestone's wife. Dr. Firestone disclaims beneficial ownership of these shares.

(11) Includes options to purchase 1,500 shares of Common Stock under the 1986 Non-Qualified Stock Option Plan.

(12) Includes options to purchase 25,000 shares of Common Stock under the 1994 Performance-Based Stock Option Plan, options to purchase 20,000 shares of Common Stock under the 1986 Non-Qualified Stock Option Plan and options to purchase 60,000 shares of Common Stock under the 1983 Incentive Stock Option Plan.

(13) Includes options to purchase 12,500 shares of Common Stock under the 1994 Performance-Based Stock Option Plan, options to purchase 20,000 shares of Common Stock under the 1986 Non-Qualified Stock Option Plan and options to purchase 50,000 shares of Common Stock under the 1983 Incentive Stock Option Plan.

(14) Includes options to purchase 12,500 shares of Common Stock under the 1994 Performance-Based Stock Option Plan, options to purchase 15,000 shares of Common Stock under the 1986 Non-Qualified Stock Option Plan and options to purchase 17,800 shares of Common Stock under the 1983 Incentive Stock Option Plan.

(15) Includes options to purchase 7,500 shares of Common Stock under the 1994 Performance-Based Stock Option Plan and options to purchase 1,000 shares of Common Stock under the 1986 Non-Qualified Stock Option Plan.

(16) S Squared Technology Corp. ("S Squared"), a registered investment adviser, is located at 515 Madison Avenue, New York, New York 10022. Includes 3,039,000 shares for which S Squared has sole voting and sole investment power and 142,000 shares for which S Squared has shared voting and sole investment power. The shares are owned by limited partnerships for which S Squared is the sole general partner, by advisory clients of S Squared, and by Seymour Goldblatt, the principal of S Squared, and members of his family.

(17) HCIM, a registered investment adviser, is located at 675 Third Avenue, New York, New York 10017. HCIM has shared voting and shared dispositive power with respect to these shares. Such shares are owned by advisory clients of HCIM.

(18) Includes options to purchase 557,500 shares of Common Stock under the 1994 Performance-Based Stock Option Plan, options to purchase 400,000 shares of Common Stock under the 1993 Stock Option Plan, options to purchase 711,500 shares of Common Stock under the 1986 Non-



     Qualified Stock Option Plan and options to purchase 556,954 shares of Common Stock under the 1983 Incentive Stock Option Plan.

(19) The approval of holders of two-thirds of the shares of Class A Preferred Stock is required to approve certain business combinations with respect to the Company.

(20) Each person has sole power with respect to the voting and investment of the shares which he owns.




ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



     Effective April 1, 1992, the Company approved the sale by CTR Management Corp. ("CTR") of a Staff Builders franchise for Nassau County, New York to Bayit Care Corp. ("BCC"). The shareholders, officers and directors of BCC are Stuart Savitsky, son of Stephen Savitsky, Chairman of the Board, President and Chief Executive Officer of the Company, Samuel Schreier, the son-in-law of Stephen Savitsky, and Julie Schreier, the daughter of Stephen Savitsky. The terms and conditions of the franchise agreement between the Company and BCC, entered into at the time of the sale, are substantially similar to those for other franchisees of the Company, including the term of ten years with a five year renewal option. In connection with the acquisition of its franchise, CTR purchased certain assets of an existing branch office of the Company for $911,000. The purchase price was evidenced by a promissory note, dated August 30, 1989. BCC purchased the franchise from CTR by assuming this promissory note which, at the time of BCC's purchase of the franchise, had an outstanding principal balance of $844,573 (the "BCC Note"). The terms of the BCC Note originally provided for repayment of the outstanding principal amount in 120 consecutive monthly installments of $7,038 each, commencing May 1, 1994, together with interest at 3% over the prime rate, payable monthly. Effective June 1, 1994, the BCC Note was amended and restated to (i) provide for the repayment of the outstanding principal amount over a fifteen (15) year period, and (ii) reduce the interest rate to the prime rate. The amended principal payment schedule requires fixed monthly principal payments of $3,500 each with all unpaid principal due at the end of the fifteen (15) year period or earlier upon the termination of the franchise agreement for such franchise. The BCC Note is secured by all of the franchisee's assets. The Company restructured the BCC Note because it found the additional monthly expense associated with the start of the principal repayment schedule in May 1994 to have a clear negative impact on the franchisee's ability to operate the franchise. As described in greater detail below, during the fiscal year ended February 28, 1995, the Company retained $61,790 from the amount otherwise due to BCC under the terms of its franchise agreement as interest payments on the BCC Note. The outstanding balance of the BCC Note was $813,073 at February 28, 1995.

     Effective August 23, 1993, Home Care Plus, Inc. ("Home Care") acquired a franchise from the Company for Bristol and Barnstable counties in Massachusetts. Mr. Edward Teixeira, Senior Vice President, Franchising of a principal subsidiary of the Company, and his wife, each owns 25% of the outstanding capital stock of Home Care. In purchasing the franchise, Home Care paid a $23,000 franchise fee, received a commitment to advance up to $75,000 for expenses from the Company, issued a $75,000 promissory note (the "Home Care Note") to the Company with respect to such advance, and entered into a franchise agreement with the Company. Interest on the Home Care Note is computed at 3% over the prime rate and is payable monthly beginning September 1, 1994. The principal amount is payable in 60 consecutive monthly installments of $1,250 each, beginning September 1, 1994. The terms and conditions of the franchise agreement between the Company and Home Care are substantially similar to those for other franchisees of the Company, including the term of ten years with a five year renewal option. During the fiscal year ended February 28, 1995, the Company retained $8,241 from the amount otherwise due Home Care under the terms of its franchise agreement as interest payments on the Home Care Note. The outstanding balance of the Home Care Note was $65,919 at February 28, 1995.

     Effective February 6, 1995, Home Care Plus Two, Inc. ("Home Care Two") acquired a franchise from the Company for Worcester, Hampden and Franklin counties in Massachusetts. Mr. Teixeira and his wife each owns 25% of the outstanding capital stock of Home Care Two. In purchasing the franchise, Home Care Two committed to pay the Company a franchise fee of $29,500, payable in equal installments of $14,750 on February 6, 1995, and August 6, 1995. The terms and conditions of the franchise agreement between the Company and Home Care Two are substantially similar to those for other franchisees of the Company, including the term of ten years with a five year renewal option. The Home Care Two franchise has not yet commenced operations.

     Effective October 1, 1993, Partners Two Management Corp. ("Partners") acquired an existing franchise for Suffolk County, New York from an unaffiliated franchisee of the Company. Ms. Sharon Hamilton, Senior Vice President, Health Care Operations Division of a principal subsidiary of the Company, owns 50% of the outstanding stock of Partners. The terms and conditions of the franchise agreement between the Company and Partners are substantially similar to those for other franchisees of the Company, including the term of ten years with a five year renewal option. In connection with acquiring the franchise, Partners assumed the obligations owing under a promissory note (the "Partners Note") issued by the former franchisee to the Company, and entered into a franchise agreement with the Company. When originally issued by the former franchisee on December 31, 1988, the Partners Note was in the principal amount of $446,909.76. On the date of its assumption by Partners, the Partners Note had an outstanding principal balance of $300,000. The Partners Note bears interest at 2% over the prime rate of interest charged by Mellon Bank, N.A., and is payable monthly, in arrears, beginning on November 1, 1993. Principal is payable in 96 consecutive monthly installments of $3,125 each, beginning October 1, 1995. Ms. Sharon Hamilton and the owner of the remaining 50% of the outstanding capital stock of Partners have jointly and severally guaranteed payment of all amounts due under the Partners Note. As described in greater detail below, during the fiscal year ended February 28, 1995, the Company retained $28,063 from the amount otherwise due Partners under the terms of its franchise agreement as interest payments on the Partners Note. The outstanding balance of the Partners Note was $300,000 at February 28, 1995.

     Under the Company's franchise program, the Company processes and pays the payroll to the field employees who service clients and invoices the clients for such services. Each month the Company pays the franchisee 60% of the gross margin dollars (in general, the difference between the amount so invoiced and the payroll and related expenses for such field employees) from the franchisee's business for the prior month's activity. Franchisees are responsible for their general and administrative expenses, including office payroll. If the franchisee elects, the Company will process payment of the franchisee's office payroll and some or all of the franchisee's other administrative expenses, and withhold the amount so expended from the 60% gross margin otherwise due the franchisee. During the fiscal year ended February 28, 1995, the Company paid
(i) BCC $114,467 under the terms of its franchise agreement, representing a 60% gross margin of $730,424 less $61,790 and $31,500 of interest and principal, respectively, withheld on the BCC Note and $522,667 withheld for administrative expenses; (ii) Home Care $430,317 under the terms of its franchise agreement, representing 60% gross margin of $509,977 less $8,241 and $8,706 of interest and principal, respectively, withheld on the Home Care Note and $62,713 withheld for administrative expenses; and (iii) Partners $1,035,811 under the terms of its franchise agreement, representing a 60% gross margin of $2,466,897 less $28,063 of interest withheld on the Partners Note and $1,403,023 withheld for administrative expenses.

     To a great extent, the success of the Company is dependent upon the success of its approximately 70 franchisees. In order to facilitate the acquisition of a franchise by a willing prospective franchisee, the Company will frequently accept a promissory note as consideration for the purchase from the Company of an existing branch location and will occasionally advance expenses to a franchisee. The Company's transactions with BCC, Home Care, Home Care Two and Partners described above are consistent with this business purpose and with accommodations granted to other, unaffiliated franchisees in the past.

     Messrs. Stephen Savitsky and David Savitsky are directors and each owns one-third of the capital stock of Offset House, Inc. ("Offset House"), a private printing company that on occasion provides services to the Company. For the fiscal year ended February 28, 1995, the Company paid approximately $284,478 for such services. The Company has also engaged Offset House during its 1996 fiscal year. The Company believes that the terms of such transactions are as favorable as the Company would have received in arm's length transactions with an unaffiliated party.

     Mr. Donald Meyers, a director of the Company, is also the President and sole director and stockholder of RMR Health, a health care consulting firm.
From time to time, the Company has engaged RMR Health to perform consulting services on the Company's behalf. For the fiscal year ended February 28, 1995, the Company paid RMR Health $26,750 in fees for such services. The Company has also engaged RMR Health during its 1996 fiscal year. The Company believes that the terms of such transactions are as favorable as the Company would have received in arm's length transactions with an unaffiliated party.

     Although the Company has no formal policy regarding transactions with affiliates, it does not intend to enter into a transaction with any affiliate on terms less favorable to the Company than those it would receive in an arm's length transaction with an unaffiliated party.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                              STAFF BUILDERS, INC.


                              By:  /s/ Stephen Savitsky
                                 --------------------------
                                 Stephen Savitsky
                                 Chairman of the Board,
                                 President and Chief
                                 Executive Officer

Dated:  June 28, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Signature                 Title                     Date
    ---------                 -----                     ----

/s/ Stephen Savitsky   Chairman of the Board,       June 28, 1995
- ---------------------  President and Chief
Stephen Savitsky       Executive Officer
                       (Principal Executive
                       Officer) and Director

/s/ David Savitsky     Executive Vice President,    June 28, 1995
- ---------------------  Chief Operating Officer,
David Savitsky         Secretary, Treasurer and
                       Director

/s/ Gary Tighe         Senior Vice President,       June 28, 1995
- ---------------------  Finance and Chief
Gary Tighe             Financial Officer
                       (Principal Financial and
                       Accounting Officer)

       *               Director                     June 28, 1995
- ---------------------
Bernard J. Firestone,
Ph.D.

    Signature                 Title                     Date
    ---------                 -----                     ----

       *               Director                     June 28, 1995
- ---------------------
Jonathan Halpert,
Ph.D.


       *               Director                     June 28, 1995
- ---------------------
Donald Meyers


*By:  /s/ Stephen Savitsky
     ---------------------------
     (Stephen Savitsky,
      Attorney-in-Fact)