Form 10-Q
period 1995-05-31
STAFF BUILDERS INC /DE/
filed 1995-07-13
CIK 720480

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  --- SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 1995, OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
          FROM            TO           .
               ----------    ----------


          Commission file number 0-11380
                                 ----------


                              STAFF BUILDERS, INC.
- - --------------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)



         DELAWARE                                   11-2650500
- - -------------------------------                 -------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)


1983 MARCUS AVENUE, LAKE SUCCESS, NEW YORK            11042
- - ------------------------------------------      ------------------
 (Address of principal executive offices)           (Zip Code)


                           (516) 358-1000
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



- - --------------------------------------------------------------------------------
      (Former name, former address and former fiscal year,
                  if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes   X      No
                                              ---         ---

The number of shares of Common Stock outstanding on July 10, 1995 was 23,666,677 shares.

STAFF BUILDERS, INC. AND SUBSIDIARIES
- - --------------------------------------------------------------------------------

                                 INDEX
- - --------------------------------------------------------------------------------


                                                        PAGE NO.
                                                        --------
PART I.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets -
          May 31, 1995 and February 28, 1995                2

          Condensed Statements of Consolidated
          Income - Three months ended
          May 31, 1995 and 1994                             3

          Condensed Statements of Consolidated Cash
          Flows - Three months ended May 31, 1995
          and 1994                                          4

          Notes to Condensed Consolidated Financial
          Statements                                        5


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS    6-7

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                MAY 31,
                                                  1995      FEBRUARY 28,
                                               (UNAUDITED)      1995
                                               -----------  ------------
ASSETS:
Current Assets:
 Cash and cash equivalents                       $  4,746     $  4,508
 Accounts receivable, net of allowance
   for doubtful accounts of $1,800 at May
   31, 1995 and $1,750 at February 28, 1995        54,714       53,369
 Deferred income tax benefits                       1,313        1,303
 Prepaid expenses and other current assets          1,682        1,954
                                                 --------     --------
   Total current assets                            62,455       61,134
Fixed Assets, net of accumulated
  depreciation of $3,017 at May 31,
  1995 and $4,398 at February 28, 1995              5,969        5,726
Intangible Assets, net of accumulated
  amortization of $5,908 at May 31, 1995
  and $6,532 at February 28, 1995                  30,183       30,149
Other Assets                                        3,715        3,624
                                                 --------     --------
TOTAL                                            $102,322     $100,633
                                                 --------     --------
                                                 --------     --------

LIABILITIES:
Current Liabilities:
 Accounts payable and accrued expenses           $ 17,563     $ 17,757
 Accrued payroll and related expenses              22,203       18,874
 Current portion of long-term liabilities           1,370        1,267
 Current income taxes payable                       1,065        1,320
                                                 --------     --------
   Total current liabilities                       42,201       39,218
                                                 --------     --------

Amount Due Under Secured Revolving
  Line of Credit                                    3,106        6,461
                                                 --------     --------

Other Long-Term Liabilities                         3,046        2,603
                                                 --------     --------

STOCKHOLDERS' EQUITY:
Common stock - $.01 par value; 50,000,000
  shares authorized; 23,438,925 and 22,937,049
  shares issued at May 31, 1995 and February
  28, 1995, respectively                              234          229
Convertible preferred stock, Class A;
  666 2/3 shares outstanding                            1            1
Additional paid-in capital                         72,047       71,828
Accumulated deficit                               (18,313)     (19,707)
                                                 --------     --------
   Total stockholders' equity                      53,969       52,351
                                                 --------     --------
TOTAL                                            $102,322     $100,633
                                                 --------     --------
                                                 --------     --------

       See notes to condensed consolidated financial statements.

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  THREE MONTHS ENDED
                                                        MAY 31,
                                                  -------------------
                                                   1995         1994
                                                  ------       ------
REVENUES:
  Service revenues                               $98,051      $72,166
  Sales of franchises and fees, net                  375          411
                                                 -------      -------
Total revenues                                    98,426       72,577
                                                 -------      -------

COSTS AND EXPENSES:
  Operating costs                                 60,498       45,852
  General and administrative expenses             34,344       24,273
  Provision for doubtful accounts                    620          600
  Amortization of intangible assets                  397          263
  Interest expense                                   276          420
  Other (income) expense, net                       (198)        (234)
                                                 -------      -------
Total costs and expenses                          95,937       71,174
                                                 -------      -------

INCOME BEFORE INCOME TAXES                         2,489        1,403

PROVISION FOR INCOME TAXES                         1,095          589
                                                 -------      -------

NET INCOME                                       $ 1,394      $   814
                                                 -------      -------
                                                 -------      -------

INCOME APPLICABLE TO COMMON STOCKHOLDERS         $ 1,394      $   814
                                                 -------      -------
                                                 -------      -------

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES:

    Primary                                       25,222       23,103
                                                 -------      -------
                                                 -------      -------

    Fully diluted                                 25,239       23,123
                                                 -------      -------
                                                 -------      -------

INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE:

    Primary                                         $.06         $.04
                                                    ----         ----
                                                    ----         ----

    Fully diluted                                   $.06         $.04
                                                    ----         ----
                                                    ----         ----

         See notes to condensed consolidated financial statements.

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(IN THOUSANDS)


                                                  THREE MONTHS ENDED
                                                        MAY 31,
                                                  -------------------
                                                   1995         1994
                                                  ------       ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                       $ 1,394      $   814
Adjustments to reconcile net income to net
  cash provided by operations:
    Depreciation and amortization                    870          535
    Allowance for doubtful accounts                   50          100
    Deferred income taxes                            (10)          67
    Rent escalation                                  (20)         (46)
Change in operating assets and liabilities:
    Accounts receivable                           (1,395)       4,898
    Prepaid expenses and other current assets        272          348
    Accounts payable and accrued expenses          3,376          241
    Income taxes payable                            (255)         (39)
    Other assets                                     (99)          52
                                                 -------      -------
Net cash provided by operating activities          4,183        6,970
                                                 -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses                           (425)        (187)
Additions to fixed assets                           (260)        (316)
                                                 -------      -------
Net cash used in investing activities               (685)        (503)
                                                 -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of options and warrants                     224          101
Decrease in borrowings under
  revolving line of credit                        (3,355)      (6,121)
Reduction in other long-term liabilities            (129)        (478)
                                                 -------      -------
Net cash used in financing activities             (3,260)      (6,498)
                                                 -------      -------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                               238          (31)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                        4,508        7,330
                                                 -------      -------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $ 4,746      $ 7,299
                                                 -------      -------
                                                 -------      -------

SUPPLEMENTAL DATA:
Cash paid for:
  Interest                                       $   275      $   355
                                                 -------      -------
                                                 -------      -------

  Income taxes, net                              $ 1,384      $   594
                                                 -------      -------
                                                 -------      -------

Common stock issued for acquisition              $     -      $    50
                                                 -------      -------
                                                 -------      -------



      See notes to condensed consolidated financial statements.

STAFF BUILDERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. FINANCIAL STATEMENTS - In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of May 31, 1995 and February 28, 1995 and the results of operations and the cash flows for the three months ended May 31, 1995 and 1994. Certain prior period amounts have been reclassified to conform with the May 1995 presentation.

     The results for the three months ended May 31, 1995 and 1994 are not necessarily indicative of the results for an entire year. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited financial statements as of February 28, 1995 and for the year then ended.

2. EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE - Earnings per common and common equivalent share were computed by dividing the earnings applicable to common stockholders by the weighted average number of shares of common stock and common stock equivalents, principally dilutive stock options and warrants outstanding during the period.

     The shares used in computing primary earnings per common and common equivalent share were 25,222,302 shares and 23,102,963 shares for the three months ended May 31, 1995 and 1994, respectively. The shares used in computing fully diluted earnings per share were 25,239,164 and 23,123,237 for the three months ended May 31, 1995 and 1994, respectively.

3. PROVISION FOR INCOME TAXES - The provision for income taxes for the three months ended May 31, 1995 and 1994 is based upon the Company's estimated tax provision required for the full year.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements appearing in
Item 1.

RESULTS OF OPERATIONS

Total revenues increased by $25.8 million or 35.6% for the three months ended May 31, 1995 ("the 1995 period") to $98.4 million from $72.6 million for the three months ended May 31, 1994 ("the 1994 period"). This increase includes $7.1 million of service revenue from an Atlanta, Georgia based provider of medical staffing services acquired by the Company in July 1994. In addition to the effect of this acquisition, the increase in revenues includes $7.7 million from 20 franchise locations added since May 31, 1994 and an increase of $11.0 million or 15.2% from locations operating during the quarter ended May 31, 1994.

The Company receives payment for its services from several sources as indicated in the following table.


                                              SERVICE REVENUES
                                             THREE MONTHS ENDED
                                                   MAY 31,
                                             -----------------
                                              1995       1994
                                             ------     ------
Medicare ................................     58.5%      58.2%
Medicaid and other local government
 programs ...............................     18.1       22.3
Insurance and private payors ............     12.7       15.4
Hospitals, nursing homes and
 other health care institutions .........     10.6        3.4
Other ...................................      0.1        0.7
                                             -----      -----
Total ...................................    100.0%     100.0%
                                             -----      -----
                                             -----      -----


Operating costs were 61.7% and 63.5% of service revenues for the three months ended May 31, 1995 and 1994, respectively. The decrease in operating costs as a percentage of service revenues is primarily due to reduced costs for insurance.

General and administrative expenses increased by $10.1 million, or 41.5%, to $34.3 million for the three months ended May 31, 1995 from $24.2 million for the three months ended May 31, 1994. This increase is primarily due to the increase in required administrative expenses to support the expansion within the Company's Medicare operations. Included in the increase during the three month period ended May 31, 1995 is $1.9 million incurred for the medical staffing services business acquired by the Company in July 1994. These costs, expressed as a percentage of service revenues, were 35.0% and 33.6% for the three months ended May 31, 1995 and 1994, respectively.

Provision for doubtful accounts was approximately $600 thousand for each of the three months ended May 31, 1995 and 1994. These costs, expressed as a percentage of service revenues, declined from 0.8% to 0.6% for the three months ended May 31, 1995 and 1994, respectively.

Interest expense declined to $276 thousand for the quarter ended May 31, 1995 from $420 thousand in the quarter ended May 31, 1994. The Company has a revolving line of credit under which the average amount borrowed was $4.9 million and $9.5 million for the three months ended May 31, 1995 and 1994, respectively. The average interest rate relating to these borrowings was 9.00% and 7.12% for the three months ended May 31, 1995 and 1994, respectively.

The provision for income taxes increased to $1.1 million for the three months ended May 31, 1995 as compared to $600 thousand for the three months ended May 31, 1994 primarily due to the increase in income before income taxes as well as an increase in the effective income tax rate from 42% to 44%. See Note 3 - Provision for Income Taxes.

Income before income taxes for the three months ended May 31, 1995 increased approximately $1.1 million to $2.5 million compared to $1.4 million for the three months ended May 31, 1994. Net income for the three months ended May 31, 1995 was $1.4 million as compared to $814 thousand for the three months ended May 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a secured revolving credit facility which consists of a revolving line of credit and an acquisition line of credit, under which it can borrow up to an aggregate amount of $25 million. The credit facility expires on July 31, 1997. As of May 31, 1995 and February 28, 1995, the amounts available for borrowing under the credit facility were approximately $20.1 million and $13.8 million, respectively. The acquisition line of credit provides for borrowings up to $7.5 million without collateral to finance acquisitions made by the Company, provided that the sum of all borrowings do not exceed $25 million.

At May 31, 1995, the Company borrowed $3.1 million under this facility as compared to $6.5 million at February 28, 1995. The decrease in borrowings is primarily due to the reduction in the amount of time that the Company's accounts receivable are outstanding. Trade accounts receivable at May 31, 1995 and February 28, 1995 were outstanding approximately 53 days and 54 days, respectively.

At May 31, 1995, the Company's debt obligations due within the next twelve months were $1.4 million.

The Company expects that its existing cash, cash provided from operations and its banking facilities will be sufficient to meet its needs for at least the next twelve months.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.






                                 Staff Builders, Inc.




Dated:  July 12, 1995        By: /s/ Stephen Savitsky
                                 --------------------------------
                                 Stephen Savitsky
                                 Chairman of the Board, President
                                 and Chief Executive Officer




Dated:  July 12, 1995        By: /s/ Gary Tighe
                                 --------------------------------
                                 Gary Tighe
                                 Senior Vice President, Finance
                                 (Principal Financial and
                                  Accounting Officer)