Form 10-K/A
period 1995-02-28
STAFF BUILDERS INC /DE/
filed 1995-08-04
CIK 720480

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-K/A



/X/ AMENDMENT NO. 2 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1.   BUSINESS

          Staff Builders, Inc. is a Delaware corporation which was incorporated in New York in 1978 and reincorporated in Delaware in May 1983. Unless the context otherwise requires, all references to the "Company" include the Company's predecessor and its subsidiaries.

GENERAL

          The Company is a leading national provider of home health care. In addition, it provides supplemental staffing to health care institutions. These services are provided through a pool of approximately 30,000 caregivers operating within a network of 170 offices located in 37 states and the District of Columbia. Of these offices, 44 are directly owned by the Company and 126 are operated by 70 franchisees. See "Business -- Franchisees."

          The Company's 170 field office locations include 28 locations which were added from three acquisitions made during the two years ended February 28, 1995. In July 1993, the Company acquired eight locations of a regional home health care business which contributed revenues of approximately $29.7 million and $16.8 million for the years ended February 28, 1995 and 1994, respectively. In July 1994, the Company acquired thirteen locations of a supplemental staffing business operating in seven states, and in a separate acquisition in November 1994, seven additional supplemental staffing offices operating in five states were added. These supplemental staffing locations contributed revenues of approximately $15.4 million for the fiscal year ended February 28, 1995. See "Business -- Supplemental Staffing."

HOME HEALTH CARE

          The Company provides a broad range of health care services to individuals in their homes, affording an alternative to institutionalized care. Services are rendered by licensed and registered nurses, therapists and medical social workers, who provide skilled care such as intravenous therapy, pain management, ventilator care, changing of dressings, injections, administration of medication and other nursing procedures. In addition, unskilled care is provided by home health aides and other unlicensed personnel who assist patients with their daily activities.

          Services are available 24 hours per day, seven days per week, and personnel at each of the Company's offices are available after normal business hours to respond to emergencies and meet other service requests. Each office generally is staffed by a manager who has responsibility for general management of the office; one or more field staff supervisors who are responsible for ensuring that requested services are provided; and a director of home care services who is responsible for overseeing the implementation of the patient's plan of care as prescribed by the physician.

          Clients' requests for home health care are generally received at a local office and all skilled home health care services are provided pursuant to the orders of the patient's physician. Generally, after a referral is received, the director of home care services will make arrangements for an assessment in which the patient's condition is analyzed in order to identify the patient's needs. Home care services are rendered in accordance with the plan of care. During the intake process, the Company contacts third-party payors to confirm the extent of insurance coverage.

          Home health care services accounted for approximately
89%, 95% and 91% of revenues for the fiscal years ended February 1993, 1994 and 1995, respectively. The primary payment sources for home health care revenues are Medicare, Medicaid, commercial insurance carriers and individuals, and state and local government health programs. See "Business -- Reimbursement" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SUPPLEMENTAL STAFFING

          The Company has sought to strengthen its supplemental staffing business through the acquisition in July 1994 of ATC Services Incorporated ("ATC"), a provider of temporary and contractual staffing services to health care institutions and other organizations, through thirteen offices located in seven states, and the acquisition by ATC in November 1994 of seven additional offices in five states. The Company's supplemental staffing operations provide clients with temporary technicians, registered nurses, licensed practical
nurses, insurance billers and other personnel.   Health care institutions use
supplemental staffing to cover permanent positions for which they have openings, for peak periods, vacations and emergencies and to accommodate periodic increases in the number of patients.

          Local offices are generally familiar with the operations, procedures and policies of the institutions in the areas served by such offices and use this knowledge in providing the training and orientation to their supplemental staffing personnel. Accordingly, the personnel provided are able to assume responsibility quickly and work effectively with permanent staff members.

          Supplemental staffing operations accounted for approximately 10%, 5% and 9% of the revenues for the fiscal years ended February 1993, 1994 and 1995, respectively. The increase in the fiscal year ended February 1995 resulted primarily from the acquisition of ATC.

FRANCHISEES

          Of the Company's 170 field office locations, 126 are operated by 70 franchisees pursuant to the terms of a franchise agreement with the Company.
The Company utilizes a form of franchising whereby it licenses independent companies or contractors to represent the Company within a designated territory using the Company's trade names and service marks. These franchisees recruit direct service personnel and solicit orders and assign Company personnel including registered nurses, therapists and home health aides to service the Company's clients. The Company pays and distributes the payroll for the direct service personnel, administers all payroll withholdings and payments, bills the customers, receives and processes the accounts receivable. The franchisees are responsible for providing an office and paying related expenses for administration including rent, utilities and costs for administrative personnel. The Company owns all necessary health care-related permits and licenses and, where required, certificates of need for operation of franchise offices. The revenues and related direct costs are included in the Company's consolidated service revenues and operating costs.

          The locations operated by franchisees contributed approximately $251 million, $184 million and $136 million, or approximately 77%, 75% and 69% of the Company's service revenues for the years ended February 28, 1995, 1994 and 1993, respectively.

          The initial franchise term granted by the Company is generally ten years. A franchisee has the option to extend for an additional five-year term, subject to the franchisee adhering to the operating procedures and quality control standards established by the Company. The initial franchise fee is currently $29,500 for home health care and $19,500 for the ATC supplemental staffing operations. In addition, franchisees who have converted branch offices into franchises may be required to lease certain assets of the branch office from the Company. When converting independently owned agencies into franchises, the Company negotiates the terms of the conversion on a transaction-by-transaction basis depending on the size of the agency, the nature of the agency's business and the location of the agency.

          The Company pays a distribution or commission to the franchisees based upon a defined formula of gross profit generated. Generally, the Company pays the home health care franchisee 60% of the gross profit attributable to the non-Medicare operations of the franchise. The payment to the Company's franchises related to Medicare operations is adjusted for cost limitations and reimbursement of allowable Medicare costs. The Company pays the supplemental staffing franchises between 50% and 60% of the gross profit based on volume.
For Fiscal 1995, 1994 and 1993 total franchisee distributions of approximately $56.9 million, $40.5 million and $30.1 million, respectively, were included in the Company's general and administrative expenses.

          The Company has implemented its franchise program to permit it to quickly penetrate new markets and realize economies of scale. The program also enables the Company to maintain stable local management by reducing personnel turnover.

DATA PROCESSING

          The Company maintains central computerized management information systems (including payroll, billing and other administrative functions) for its home health care operations at its corporate headquarters in Lake Success, New York. The ATC operations have their corporate headquarters in Atlanta, Georgia. Generally, bills are rendered, payroll is processed and collections are received at the corporate headquarters or at lock-boxes which have been established in connection with the Company's revolving line of credit.

RECRUITING AND TRAINING

          The Company and its franchisees recruit health care and medical staffing personnel principally through referrals from other personnel, newspaper advertisements and direct mail solicitations to nursing, paramedical and other recruiting sources. A large percentage of these personnel are employed only when needed, and are paid for the actual number of hours worked or visits made.

          The Company has standardized procedures for recruiting, interviewing, testing and reference-checking prospective personnel. All nurses and therapists must be licensed by the appropriate licensing authorities. Substantially all unlicensed health care personnel must be certified either through a state-approved certification program or must have had previous experience in providing direct patient care in a hospital, nursing home or in the home. After selection, applicants receive instruction in the Company's procedures and policies. Subsequently, they are included on a list of personnel eligible for placement on home care cases. The Company has an in-service training program for its home health personnel which satisfies the statutory prerequisites for certification required by certain states.

          In addition to health care personnel recruited and trained by the Company, the Company contracts with third parties to meet its personnel requirements. These contracted personnel must have the same qualifications required of Company personnel.

QUALITY CONTROL

          As a service business, the quality and reputation of the Company's personnel and operations is critical to the Company's success. The Company has implemented uniform quality assurance programs for its home health care operations, including its consumer hotline and service evaluation system in which patients are asked by the Company to rate the quality of care provided. These programs are administered at the national and local levels. The Company's Directors of Professional Services conduct periodic on-site reviews to determine compliance with all regulations.

MARKETING

          The Company markets its services on a national and local basis. Each office seeks to retain strong local identification in order to best respond to prevailing market conditions and cultivate local referrals. Office managers and franchisees are able to offer the most appropriate services based on market need and implement customized marketing programs for the areas they serve. The Company provides marketing support including sales brochures, selling seminars, advertising and marketing materials in addition to assistance in developing marketing plans.

          Local marketing efforts principally involve periodic visits or calls to hospital discharge planners, nursing management, physicians and other individuals at hospitals, nursing homes and other health care facilities who are responsible for discharge planning.

          Due to changes in health care reimbursement, insurance companies and health maintenance organizations have become more involved in directing services for those to whom they provide coverage. The Company has sought to adapt to the increased role of these organizations in patient referrals through the implementation of its Managed Care Program. Under this program, the Company provides services to members of health maintenance organizations or policy holders of insurance companies at a negotiated rate. The Company believes that some of these organizations, as a result of their strict guidelines, centralized administration and geographic diversity, retain the Company because of its ability to consistently offer quality services on a national basis. Moreover, the Company believes that its ability to offer patients a wide variety of home health care services will provide it with a competitive edge in obtaining additional business from these organizations.

          The Company's representatives attend and participate in health care functions, trade shows and conventions and have ongoing public education programs to further enhance the Company's role as a national home health care provider.

REIMBURSEMENT

          Revenues generated from the Company's home health care services are paid by private insurance carriers, health maintenance organizations and individuals, Medicare, Medicaid and other state and local government health insurance programs. During the 1995 fiscal year, approximately 15% of the Company's total revenues represented reimbursement from commercial insurance carriers, health maintenance organizations and individuals; 57% came from Medicare; and 20% came from Medicaid and other local government health programs. Medicare is a Federally funded program available to persons with certain disabilities and persons of age 65 or older. Medicaid, a program jointly funded by Federal and state governments, and other local government health care programs are designed to pay for certain health care and medical services provided to low income individuals without regard to age.

          The Company has 105 offices which are certified to provide home health care services to Medicare patients. Medicare reimburses the Company for covered items and services at the lower of the Company's cost, as determined by Medicare, cost limits established by the Federal government, or the amount charged by the Company. The Company submits all Medicare claims to a single insurance company acting as a fiscal intermediary which processes claims on behalf of the Federal government. As of February 28, 1995, the Company has 65 offices which qualify to participate in Medicare's periodic interim payments ("PIP") program. Under PIP, the Company receives regular bi-weekly Medicare payments based on past Medicare activity of qualifying offices, which are adjusted at the end of each calendar quarter for actual levels of activity. Offices which are not participating in the PIP program receive payment for services upon submission of individual claims.

          The Company is also reimbursed for covered items by Medicaid. Approximately 75% of the Company's local offices are approved to provide home health care services to Medicaid recipients. Medicaid reimbursement procedures vary from state to state.

COMPETITION

          Although there are national home health care and supplemental staffing companies, the home health care industry is highly fragmented and competitors are often localized in particular geographical markets. In general, there has been a recent trend toward consolidation in the health care industry, and particularly within the home health care industry. As the nation's health care system is overhauled to encourage "managed competition", it is likely that this trend toward increased consolidation in the home health care industry will accelerate. In any event, the Company expects that it will continue to compete with the national organizations as well as local providers including home health care providers owned or otherwise controlled by hospitals. Some of the entities with which the Company competes have substantially greater financial and other resources. In addition, the Company's operations depend, to a significant degree, on its ability to recruit qualified health care personnel and the Company faces competition from other companies in recruiting. Generally, there is a shortage of qualified health care personnel and, as a result, the Company, from time to time, has experienced difficulties in obtaining personnel to meet demands for services.

          The Company believes that prompt service, price, quality and range of services offered are the principal competitive factors which enable it to compete effectively. The Company believes that its rate structure is competitive with others in the industry. During the 1995 fiscal year no single client or group contract accounted for ten percent or more of the consolidated revenues of the Company. The Company expects additional competition will develop given the increasing level of demand for the type of services offered. See "Business -- Recruiting and Training."

SERVICE MARKS

          The Company believes that its service marks, Staff Builders-Registered Trademark- and EthiCare-Registered Trademark-, have significant value and are important to the marketing of its services. These names are registered as service marks with the United States Patent and Trademark Office. The registration of the Staff Builders-Registered Trademark- service mark will remain in effect through February 14, 1999, with respect to home care and hospital staff relief, and through June 28, 2006 with respect to temporary personnel for business and industry. The registration of the EthiCare-Registered Trademark- service mark will remain in effect through December 28, 2002. Each of these marks is renewable for additional ten-year periods, provided the Company continues to use them in the ordinary course of business. The Company also owns other federally registered marks for names used in connection with its business.

GOVERNMENT REGULATION

          The Company's health care business is subject to extensive and frequently changing regulation by Federal, state and local authorities. This regulation imposes a significant compliance burden on the Company, including state licensing and certificate of need requirements and Federal and state eligibility standards for certification as a Medicare and Medicaid provider. The imposition of more stringent regulatory requirements or the denial or revocation of any license or permit necessary for the Company to operate in a particular market could have a material adverse effect on the Company's operations. In addition, the Company will be required to comply with the licensing and/or Certificate of Need ("CON") requirements and applicable regulations in the jurisdictions in which it plans to provide services, except for the states of Massachusetts, Michigan and Ohio which have neither CON nor licensure requirements.

          The Federal government and all states in which the Company currently operates regulate various aspects of the Company's business. Home health agency certification by the Health Care Financing Administration ("HCFA") is required to receive reimbursement for services from Medicare. The Company has 105 offices in 31 states and the District of Columbia which provide services covered by Medicare. HCFA requires, as conditions of participation as a home health agency in the Medicare program, among other things, the satisfaction of certain standards with respect to personnel, services and supervision; the preparation of annual budgets and capital expenditure plans; and the establishment of a professional advisory group that includes at least one physician, one registered nurse and other representatives from related disciplines or consumer groups.

          Certain states require a provider of home health care services to obtain a license before rendering services. Some states, including many of the states in which the Company presently operates, maintain Certificate of Need ("CON") legislation requiring an office to file an application that must be approved by the appropriate state authority before certain health care services can be provided in an area. Approval is dependent upon, among other things, good character and competence, financial capability and a demonstration that the need exists for such services. In states having a CON requirement, HCFA will grant Medicare certification to an office, thereby permitting the office to provide services covered by Medicare, only if the office has obtained a CON.

          New York State requires the approval by the Public Health Council of the New York State Department of Health ("NYPHC") of any change in the "controlling person" of an operator of a licensed health care services agency (an "LHCSA"). Control of an entity is presumed to exist if any person owns, controls or holds the power to vote 10% or more of the voting securities of such entity. A person seeking approval as a controlling person of an operator of a LHCSA must file an application for NYPHC approval within 30 days of becoming a controlling person, and pending a decision by the NYPHC, such person may not exercise control over the LHCSA. The Company has 16 offices in New York State which are LHCSAs. Such offices accounted for approximately 15% of the Company's revenues in fiscal 1995. If any person should become the owner or holder, or acquire control, of the right to vote 10% or more of the Common Stock of the Company, such person could not exercise control of the Company's LHCSAs until such ownership, control or holding has been approved by the NYPHC.

          The Company is subject to Federal and state laws and rules and regulations that govern the offer and sale of franchises. The Company is also subject to a number of state laws that regulate certain substantive aspects of the franchisor-franchisee relationship. If the Company fails to comply with the franchise laws, rules and regulations of a particular state relating to offers and sales of franchises, the Company will be unable to engage in offering or selling franchises in or from such state. To offer and sell franchises, the Company is required by the Federal Trade Commission to furnish to prospective franchisees a current franchise offering disclosure document. The Company has used a Uniform Franchise Offering Circular to satisfy this disclosure obligation. In addition, in certain states the Company is required to register or file with such states and to provide prescribed disclosures. The Company is currently permitted to offer franchises in 44 states.

          The Company is required to update its offering disclosure document to reflect intended changes or the occurrence of certain material events. The occurrence of any such changes or events may from time to time require the Company to stop offering and selling franchises until the document is so updated.

INSURANCE

          The Company's field employees make decisions which can have significant medical consequences to the patients in their care. As a result, the Company is exposed to substantial liability in the event of negligence or wrongful acts of its personnel. The Company maintains medical professional and general liability insurance providing for coverage in a maximum amount of $16 million per claim, subject to a limitation of $16 million for all claims in any single year and to a deductible for each claim. In addition, franchisees are required to maintain general liability insurance providing for coverage of at least $1 million.


PERSONNEL AND EMPLOYEES

          At February 28, 1995, the Company employed approximately 2,200 full-time administrative and management personnel. Approximately 1,870 of these employees were located at the Company's branch offices, 300 were located at its corporate headquarters in Lake Success, New York, and 30 were located at its medical staffing division headquarters in Atlanta, Georgia.

          In addition, the Company draws upon a pool of approximately 30,000 caregivers who are eligible for placement and utilizes the services of approximately 12,000 of them at any one time. Approximately 34% of these individuals are registered nurses and other licensed personnel and 66% are home health aides and other unlicensed personnel. The Company screens all applicants to ensure that they meet all licensing requirements and the Company's eligibility standards. This screening process includes skills testing, reference checking, professional license verification, personal interviews and a physical examination. In addition, new employees receive an orientation on the Company's policies and procedures prior to their initial assignment. Further, the registered professional nurse who has responsibility for coordinating the patient's care visits the patient within 72 hours after commencement of services, as required, to assess the caregiver's performance. The Company is not a party to any collective bargaining agreement and considers its relationship with its employees to be satisfactory.

ITEM 2.   PROPERTIES

          In December 1994, the Company moved its corporate headquarters to another building within the same office complex in Lake Success, New York. The Company's new corporate headquarters consists of approximately 48,000 square feet of leased office space and 5,000 square feet of storage space. In connection with its relocation, the Company entered into a new lease agreement with its existing landlord which expires on September 30, 2003. The lease provides for a seven month rent abatement for the period December 1994 through June 1995. Commencing on July 1, 1995, the base rent will be $82,500 per month, which increases by three percent on December 1, 1995 and each year thereafter.

          In connection with the Company's acquisition of ATC Services Incorporated in July 1994, the Company maintains its medical staffing division in Atlanta, Georgia which consists of approximately 9,500 square feet of office space. The lease, which expires on May 31, 2000, provides for a current monthly base rent of approximately $7,100 which increases to approximately $10,500 on June 1, 1995.

          The Company believes that its corporate and divisional headquarters office space is sufficient for its present and reasonably foreseeable future needs.

          The Company leases substantially all of its branch office locations from landlords unaffiliated with the Company or any of its executive officers or directors. Most of these leases are for a specified term, although several of them are month-to-month leases. As of February 28, 1995, there were 170 offices including 44 managed directly by the Company and 126 managed by franchisees; 12 of these franchise offices sublease the office space from the Company and the remaining franchise offices are leased by the franchisee from third-party landlords. The Company believes that it will be able to renew or find adequate replacement offices for all leases which are scheduled to expire in the next twelve months at comparable costs.

ITEM 3.   LEGAL PROCEEDINGS

          The Company is a defendant in several civil actions which are routine and incidental to its business. The Company purchases insurance in such amounts which management believes to be reasonable and prudent. In the opinion of management, the outcome of pending litigation will not have a material adverse effect on the Company's consolidated financial condition, liquidity or results of operations. Accrued expenses include $462 at February 28, 1995 which represents the estimated amount of liability claims payable. Such amount consists of the deductible portion of each claim for which the Company is directly liabile under the terms of its insurance policies which cover these claims.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein. (Dollars in thousands, except per share amounts).

RESULTS OF OPERATIONS

YEARS ENDED FEBRUARY 28, 1995, 1994 AND 1993

          TOTAL REVENUES. Total revenues increased by $79.0 million or 32.1% to $325.1 million for the year ended February 28, 1995 (the "1995 period") from $246.1 million for the year ended February 28, 1994 (the "1994 period"). This increase includes $15.4 million of revenue from an Atlanta, Georgia based provider of medical staffing services acquired by the Company in July 1994. Further, revenues generated by a regional home health care business acquired in July 1993, which are included for the full 1995 period, contributed $12.9 million of increased revenue in the 1995 period as compared to the 1994 period. In addition to the effect of these acquisitions, the increase in revenues is primarily due to an increase of $39.1 million, or 33.6%, in the Company's Medicare revenues to $155.5 million in the 1995 period from $116.4 million in the 1994 period. Additionally, there was an increase of $6.2 million, or 10.6%, in the Company's Medicaid and other local government program revenues to $64.7 million from $58.5 million in the 1994 period. The remainder of the increase of $5.4 million in revenues in the 1995 period is primarily due to an increase of $3.4 million, or 8.2%, in revenues from insurance and private payors to $45.1 million from $41.7 million in the 1994 period. The foregoing increases in revenues include $13.6 million derived from new franchise operations added in the 1995 period in connection with the Company's continued expansion of its franchise program.

          Total revenues increased by $47.5 million or 23.9% to $246.1 million in the 1994 period from $198.6 million for the year ended February 28, 1993 (the "1993 period"). This increase includes $16.8 million of additional revenue from a regional home health care business, consisting of eight locations, acquired by the Company in July 1993. In addition to the effect of this acquisition, the increase in revenues is primarily due to an increase of $38.4 million, or 49.3%, in the Company's Medicare revenues to $116.4 million in the 1994 period from $78.0 million in the 1993 period. Additionally, there was an increase of $5.0 million, or 9.4%, in the Company's Medicaid and other local government program revenues to $58.5 million in the 1994 period from $53.5 million in the 1993 period. These increases were partially offset by a decrease of $9.4 million in the Company's supplemental staffing revenues to $10.5 million in the 1994 period from $19.9 million in the 1993 period. The foregoing net increase in revenues, in addition to the effect of the acquisition, includes $4.2 million derived from new franchise operations added in the 1994 period in connection with the Company's expansion of its franchise program.

          The increase in Medicare and Medicaid revenues during the three years ended February 28, 1995 was due to an increase in the number of locations participating in these programs. In order to be certified by the Health Care Finance Administration as a home health agency which may participate in the Medicare program, among other things, a location must satisfy certain operational standards with respect to the number and qualifications of personnel, service levels and related supervision as well as meet certain financial standards with respect to the preparation of annual budgets and capital expenditure plans. The number of locations which are eligible to provide Medicare services has increased from 50 as of February 28, 1993, to 105 as of February 28, 1995. Additionally, the Company has continued to respond to the related, increasing market demand for health care services.

          The Company receives payment for its health care services from several sources. The following are the Company's service revenues by payment source:


                                             YEARS ENDED FEBRUARY 28,
                                             ------------------------
                                           1995        1994       1993
                                           ----        ----       ----

Medicare ..........................        56.5%       53.5%      39.4%
Medicaid and other local
  government programs .............        20.1        24.2       27.1
Insurance and private payors ......        14.5        17.4       22.5
Hospitals, nursing homes and
 other health care institutions ...         8.9         4.3       10.0
Other .............................          -          0.6        1.0
                                          -----       -----      -----
Total .............................       100.0%      100.0%     100.0%
                                          -----       -----      -----
                                          -----       -----      -----

          The change in revenue mix and the reimbursement sources reflect the Company's growth of its home health care operations and the expansion of its supplemental staffing services. Supplemental staffing revenues increased by $18.2 million to $28.7 million in the 1995 period from $10.5 million in the 1994 period. This includes $15.4 million of revenue from an Atlanta, Georgia based provider of medical staffing services acquired in July 1994. The remainder of this increase is due to the introduction and expansion of medical staffing services by some of the Company's franchisees. The decrease in supplemental staffing revenues of $9.4 million to $10.5 million in the 1994 period from $19.9 million in the 1993 period was due to a decrease in demand by institutions in market regions in which the Company had traditionally provided such services.


          The portion of the Company's service revenues attributable to franchise operations has been increasing. The service revenues attributable to franchise offices increased to 77% in the 1995 period from 75% in the 1994 period and from 69% in the 1993 period. The increase in revenues attributable to franchise offices was due to the increase in the number of locations operated by franchisees from 62 locations operated by 41 franchisees as of February 28, 1993 to 126 locations operated by 70 franchisees as of February 28, 1995. These increases result from the Company's continuing efforts to expand its operations in additional markets primarily through the recruitment of new franchisees.

          OPERATING COSTS.  Operating costs were 62.1%, 62.3% and 64.9% of
service revenues in the 1995, 1994 and 1993 periods, respectively.   Operating
costs represent the direct costs of providing services to patients, including direct service wages, payroll taxes, travel costs, insurance costs directly related to services, medical supplies and the cost of contracted services. The decline in the percentage of operating costs is due to the increase in Medicare revenues which have lower operating costs as compared to other revenue sources. Participation in the Federal Medicare program subjects the Company to certain administrative costs for clinical documentation, statistical reporting, billing and financial reporting which are not required for the services provided to other clients, such as insurance companies, private individuals, or for staffing services provided to health care institutions. Medicare revenues include reimbursement for the administrative expenses associated with these tasks. Accordingly, operating costs constitute a smaller percentage of Medicare revenues than revenues from other payment sources.

          The payroll fringe costs, consisting primarily of payroll taxes and workers compensation insurance, represents 17.3%, 21.1% and 20.4% of direct service wages in the 1995, 1994 and 1993 periods, respectively. The decrease in payroll fringe costs in the 1995 period was primarily due to reduced premiums for workers compensation insurance.

          The cost of contracted services represents 9.8%, 7.4% and 8.3% of service revenues in the 1995, 1994 and 1993 periods, respectively. These costs have increased primarily due to the increase in Medicare services provided by the Company.

          The revenues, operating costs and resultant gross margins generated by the Company's franchise and Company-owned locations are as follows:

                                            ($ IN MILLIONS)
                                        YEARS ENDED FEBRUARY 28,
                                        ------------------------
                                        1995      1994      1993
                                        ----      ----      ----

Total revenues - Franchise              $251      $184      $136
Total revenues - Company-Owned            74        62        63
                                        ----      ----      ----
Total revenues                          $325      $246      $199
                                        ====      ====      ====

Operating costs - Franchise             $154      $112       $86
Operating costs - Company-Owned           47        41        42
                                        ----      ----      ----
Operating costs                         $201      $153      $128
                                        ====      ====      ====

Gross margin - Franchise                $ 97      $ 72      $ 50
Gross margin - Company-Owned              27        21        21
                                        ----      ----      ----
Gross margin                            $124      $ 93      $ 71
                                        ====      ====      ====


          GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $27.8 million or 33.2% in the 1995 period as compared to the 1994 period and increased by $21.6 million or 34.8% in the 1994 period as compared to the 1993 period. These costs expressed as a percentage of service revenues were 34.4%, 34.1% and 31.3% in the 1995, 1994 and 1993 periods, respectively. The increase in general and administrative expenses as a percentage of service revenues is primarily due to the increases in the Company's Medicare services, which require higher administrative costs than non-Medicare services. Included in the increase during the 1995 period is $3.5 million incurred from the additional locations of the medical staffing services operations acquired in the 1995 period. Additionally, an increase of $3.9 million was reflected in the 1995 period due to the locations acquired of a regional home health care business in the 1994 period, which are included in the full 1995 period. Included in general and administrative expenses are reserves and write-offs of notes receivable from franchisees of $400 and $600 in the 1994 and 1993 periods, respectively. There was no expense incurred in the 1995 period related to reserves and write-offs of notes receivable.

          PROVISIONS FOR DOUBTFUL ACCOUNTS RECEIVABLE. The provisions represented 0.8%, 1.0% and 1.2% of service revenues in the 1995, 1994 and 1993 periods, respectively. The decreases in the provisions results from improvements made in billing and collection procedures.

          AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets was approximately $1.2 million in the 1995 period as compared to approximately $900 and $800 in the 1994 and 1993 periods, respectively. The increase of $300 in the 1995 period over the 1994 period is due to business acquisitions made in the 1995 period and amortization expense included for the entire 1995 period related to business acquisitions made during the prior year.

          INTEREST EXPENSE. Interest expense was approximately $1.2 million in the 1995 period as compared to approximately $2.2 million in the 1994 and 1993 periods. Interest expense decreased by $1.0 million in the 1995 period as compared to the 1994 period due to a combination of lower interest rates and reduced levels of borrowings required due primarily to the reduction in the amount of time that the Company's accounts receivable are outstanding.

          INTEREST INCOME AND OTHER. Interest income and other primarily consists of interest earned on franchise notes receivable which generally bear interest at the prime rate plus three percent and are payable over ten years. Such notes receivable result from the sale of franchises.

          PROVISION FOR INCOME TAXES. The provision for income taxes reflects an effective rate of 42%, 28% and 32% in the 1995, 1994 and 1993 periods, respectively. The effective tax rate of 28% in the 1994 period includes a reduction of the Company's valuation allowance of $858.

          INCOME APPLICABLE TO COMMON STOCKHOLDERS. Income applicable to common stockholders for the 1995 period was $4.74 million, or $.20 per share, compared to $3.95 million, or $.20 per share, in the 1994 period and $2.17 million, or $.14 per share, in the 1993 period. Included in the 1994 period was a non-recurring gain of $590, or $.03 per share, resulting from a discount from the redemption of the Company's Redeemable Class B Preferred Stock. Upon payment in the 1994 period of $5.4 million to holders of the Redeemable Class B Preferred Stock, the Company obtained the discount consisting of a gross amount of $900 less dividends accrued of $310.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has a secured revolving credit facility which consists of a revolving line of credit and an acquisition line of credit, under which it can borrow up to an aggregate amount of $25 million. The Company is permitted to borrow up to 75% of eligible receivables up to the maximum amount of the credit facility less amounts outstanding under the acquisition line of credit. The acquisition line of credit provides for borrowings up to $7.5 million without collateral to finance acquisitions made by the Company, provided that the sum of all borrowings do not exceed $25 million. Eligible receivables are defined principally as trade accounts receivable which have been outstanding for less than 120 days. Long-term and short-term liquidity will be enhanced to the extent that the accounts receivable on which the Company is not permitted to borrow are reduced and by shortening the amount of time that its accounts are outstanding. The average daily balance outstanding under the credit facility was approximately $3.3 million, $11.2 million and $13.1 million in the 1995, 1994 and 1993 periods, respectively.

          Trade accounts receivable at February 28, 1995, 1994 and 1993 were outstanding for an average of approximately 54, 68 and 71 days, respectively. Included in these receivables are amounts derived from Medicare services. The reduction in the days of outstanding trade accounts receivable was due to an increase in the number of the Company's offices which participate in Medicare's periodic interim payment ("PIP") program. Under PIP, the Company receives regular bi-weekly payments based on past Medicare volume. During the 1995 period, 72 offices participated in the PIP program compared to eleven offices in the prior year.

          The Company funds the operating costs for all Company owned and franchise locations as well as all regional and Corporate general and administrative expenses. Operating costs primarily consist of direct service salaries paid on a weekly cycle. Each franchisee funds its own general and administrative expenses. The Company pays a distribution to its franchisees, based upon a percentage of gross profit generated by the franchise, within 25 to 45 days after each month-end. Some of the administrative personnel for franchise locations are leased from the Company for which the related cost is deducted from monthly distributions paid.

          During the year ended February 29, 1992, the Company completed a public offering of common stock and warrants to purchase common stock. During the 1994 period, the Company called for redemption of the outstanding public warrants, which resulted in the issuance of 5,060 shares of its common stock. As a result, the Company obtained net proceeds of $13.7 million, a portion of which was used to redeem the Redeemable Class B Preferred Stock and pay certain long-term debt obligations.

          During the 1995 period, the Company purchased and retired 977,774 shares of its common stock at a cost of $2.8 million.

          The Company has several agreements under which it leases computer and other capital equipment through September 2002. The net carrying value of the assets under these leases was approximately $2.4 million and $1.4 million at February 28, 1995 and 1994, respectively.

          At February 28, 1995, the Company's debt obligations due within the next twelve months were approximately $1.3 million.

          The Company expects that its existing cash, cash from operations and its banking facilities will be sufficient to meet its needs for at least the next twelve months.


EFFECT OF INFLATION

          The rate of inflation was immaterial during the year ended
February 28, 1995. In the past, the effects of inflation on salaries and operating expenses have been offset by the Company's ability to increase its charges for services rendered. The Company anticipates that it will be able to continue to do so in the future, subject to applicable restrictions with respect to services provided to clients eligible for Medicare and Medicaid reimbursement. The Company continually reviews its costs in relation to the pricing of its services.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      STAFF BUILDERS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



                                                             PAGE
                                                             ----

INDEPENDENT AUDITORS' REPORT                                 F-1


CONSOLIDATED FINANCIAL STATEMENTS:

  Consolidated Balance Sheets as of
    February 28, 1995 and 1994                               F-2

  Consolidated Statements of Income
    for the Years ended February 28, 1995,
    1994, and 1993                                           F-3

  Consolidated Statements of Stockholders' Equity
    for the Years ended February 28, 1995,
    1994, and 1993                                           F-4

  Consolidated Statements of Cash Flows
    for the Years ended February 28, 1995,
    1994, and 1993                                           F-5

  Notes to Consolidated Financial Statements                 F-6


FINANCIAL STATEMENT SCHEDULE FOR THE YEARS ENDED
  FEBRUARY 28, 1995, 1994, and 1993

    II - Valuation and Qualifying Accounts                  F-21



All other schedules were omitted because they are not required, not applicable or the information is otherwise shown in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Staff Builders, Inc.:

We have audited the accompanying consolidated balance sheets of Staff Builders, Inc. and subsidiaries (the "Company") as of February 28, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended February 28, 1995. Our audits also included the financial statement schedule listed in the table of contents. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing
standards.   Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at February 28, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche, LLP
Jericho, New York
April 13, 1995

STAFF BUILDERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
- --------------------------------------------------------------------------
                                                           FEBRUARY 28,
                                                        ------------------
ASSETS                                           NOTES    1995       1994
- ------                                           -----  --------   -------
CURRENT ASSETS:
  Cash                                                  $  4,508   $ 7,330
  Accounts receivable, net of allowance
    for doubtful accounts of $1,750
    and $1,400 at February 28, 1995
    and 1994, respectively                                53,369    49,417
  Deferred income tax benefits                     8       1,303     1,258
  Prepaid expenses and other current assets        2       1,954     1,260
- --------------------------------------------------------------------------
        Total current assets                              61,134    59,265
FIXED ASSETS, net                                  4       5,726     3,208
INTANGIBLE ASSETS, net                             3      30,149    21,820
OTHER ASSETS                                      2,8      3,624     3,017
- --------------------------------------------------------------------------

TOTAL                                              7    $100,633   $87,310
- --------------------------------------------------------------------------
- --------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                         9,654   $10,069
  Accrued expenses                                 5       8,103     5,923
  Accrued payroll                                          8,605     5,661
  Accrued payroll related expenses                 6      10,269     8,442
  Current portion of long-term liabilities         7       1,267       827
  Current income taxes payable                     8       1,320     1,488
- --------------------------------------------------------------------------
        Total current liabilities                         39,218    32,410
- --------------------------------------------------------------------------

LONG-TERM LIABILITIES                              7       9,064    13,924
- --------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES                      9

STOCKHOLDERS' EQUITY:                             7,11
  Common stock - $.01 par value; 50,000,000
    shares authorized; 22,937,049 and
    20,919,219 shares issued at February 28,
    1995 and 1994, respectively                              229       210
  Convertible preferred stock, 10,000 shares
    authorized; Class A - $1.00 par value;
    666 2/3 shares outstanding at February 28,
    1995 and 1994                                              1         1
  Additional paid-in capital                              71,828    65,207
  Accumulated deficit                                    (19,707)  (24,442)
- --------------------------------------------------------------------------
        Total stockholders' equity                        52,351    40,976
- --------------------------------------------------------------------------
  TOTAL                                                 $100,633   $87,310
- --------------------------------------------------------------------------
- --------------------------------------------------------------------------

                 See notes to consolidated financial statements

STAFF BUILDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
- --------------------------------------------------------------------------------------------------------

                                                                         YEARS ENDED FEBRUARY 28,
                                                              ------------------------------------------
                                                     NOTES      1995             1994             1993
                                                     -----    --------         --------         --------
REVENUES:
  Service revenues                                            $324,013         $245,357         $197,791
  Sales of franchises and fees, net                   2          1,098              725              836
- --------------------------------------------------------------------------------------------------------

    Total revenues                                             325,111          246,082          198,627
- --------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
  Operating costs                                              201,365          152,824          128,331
  General and administrative expenses                          111,462           83,682           62,075
  Provision for doubtful accounts                                2,431            2,400            2,352
  Amortization of intangible assets                              1,237              884              775
  Interest expense                                               1,237            2,189            2,244
  Interest income and other                                       (818)            (569)            (935)
- --------------------------------------------------------------------------------------------------------

    Total costs and expenses                                   316,914          241,410          194,842
- --------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                       8,197            4,672            3,785

PROVISION FOR INCOME TAXES                            8          3,462            1,308            1,211
- --------------------------------------------------------------------------------------------------------

NET INCOME                                                    $  4,735         $  3,364         $  2,574
- --------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------





INCOME APPLICABLE TO COMMON STOCKHOLDERS:

NET INCOME                                                    $  4,735         $  3,364         $  2,574

Add net discount (deduct dividends)
  on Class B Preferred Stock                         10              -              590             (400)
- --------------------------------------------------------------------------------------------------------

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS                  $  4,735         $  3,954         $  2,174
- --------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------



SHARE INFORMATION:

  Primary earnings per share                         12       $    .20         $    .20         $    .14
- --------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------


  Fully diluted earnings per share                   12       $    .20         $    .20          $   .13
- --------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------


                 See notes to consolidated financial statements

STAFF BUILDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)
- -------------------------------------------------------------------------------------------------------------------------------

                                                                              CONVERTIBLE
                                                                               PREFERRED     ADDITIONAL
                                                                     COMMON      STOCK,        PAID-IN    ACCUMULATED  TREASURY
                                                  NOTES     TOTAL    STOCK      CLASS A        CAPITAL      DEFICIT      STOCK
                                                  -----    -------   ------   -----------    -----------  -----------  ---------
Balances, March 1, 1992
 (15,709,235 common shares issued)                         $20,909    $157         $1          $51,403     $(30,570)     $(82)
Issuance of 13,155 additional common
 shares in connection with a 1987 acquisition                   -       -
Issuance of 86,346 common shares in
 connection with exercise of stock options         11          158       1                          157
Dividends on Redeemable Class B Preferred Stock    10         (400)                                            (400)
Net Income                                                   2,574                                            2,574
- --------------------------------------------------------------------------------------------------------------------------------

Balances, February 28, 1993
 (15,808,736 common shares issued)                          23,241     158          1            51,560     (28,396)      (82)
Issuance of 1,076 additional common
 shares in connection with a 1987 acquisition                   -       -
Issuance of 60,500 common shares in
 connection with exercise of stock options         11          129       1                          128
Discount, net of accrued dividends, on
 Redeemable Class B Preferred Stock                10          590                                              590
Issuance of 5,060,000 common shares in
 connection with the call for redemption
 of stock warrants                                 11       13,652      51                       13,601
Retirement of 11,093 shares of treasury stock                   -                                   (82)                   82
Net Income                                                   3,364                                            3,364
- --------------------------------------------------------------------------------------------------------------------------------

Balances, February 28, 1994
 (20,919,219 common shares issued)                          40,976     210          1            65,207     (24,442)       -
Issuance of 600 additional common
  shares in connection with a 1987 acquisition                          -                            -
Issuance of 35,450 common shares in
  connection with exercise of stock options        11           95      -                            95
Issuance of 250,000 common shares in
  connection with exercise of stock warrants       11          502       2                          500
Issuance of 2,570,388 common shares in
  connection with acquisitions                      3        8,482      26                        8,456
Issuance of 139,166 common shares in
  connection with the employee stock
  purchase plan                                    11          397       1                          396
Purchase and retirement of 977,774 common shares            (2,836)    (10)                      (2,826)
Net Income                                                   4,735                                            4,735
- --------------------------------------------------------------------------------------------------------------------------------

Balances, February 28, 1995
 (22,937,049 common shares issued)                         $52,351    $229         $1           $71,828    $(19,707)    $  -
- --------------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------------


                 See notes to consolidated financial statements

STAFF BUILDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
- ----------------------------------------------------------------------------------------------------------
                                                                             YEARS ENDED FEBRUARY 28,
                                                                       -----------------------------------
                                                           NOTES         1995         1994          1993
                                                           -----       --------     --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                           $ 4,735      $ 3,364       $ 2,574
  Adjustments to reconcile net income to
    net cash provided by operations:
    Depreciation and amortization of fixed assets                        1,378        1,392         1,241
    Amortization of intangibles and other assets                         1,237          884           775
    Amortization of rent escalation liability                7             106         (167)          (92)
    Allowance for doubtful accounts                                        350          200           200
    Deferred income taxes                                    8             513       (1,611)         (897)
  Change in operating assets and liabilities:
    Accounts receivable                                                 (1,300)      (8,011)       (5,876)
    Prepaid expenses and other current assets                             (212)         912           207
    Accounts payable and accrued expenses                                5,116        5,052         1,359
    Income taxes payable                                                  (398)         489           692
    Other assets                                                          (595)         556           684
- ----------------------------------------------------------------------------------------------------------
    Net cash provided by
      operating activities                                              10,930        3,060           867
- ----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of businesses                                  3          (3,956)      (1,025)         (150)
  Additions to fixed assets                                             (2,101)      (1,018)         (627)
  Proceeds from disposal of fixed assets                                     3           17            40
- ----------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                               (6,054)      (2,026)         (737)
- ----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Employee Stock Purchase Plan                11             397           -             -
  Exercise of stock options                                                 95          129           158
  Exercise of warrants                                      11             502       13,652            -
  Payment of Redeemable Class B Preferred Stock             10              -        (5,444)           -
  Purchase and retirement of common stock                               (2,836)          -             -
  Borrowings under revolving line of credit                  7          (5,094)       1,870           604
  Reduction of notes payable and other
    long-term liabilities                                    7            (762)      (4,090)         (856)
- ----------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing
    activities                                                          (7,698)       6,117           (94)
- ----------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (2,822)       7,151            36

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           7,330          179           143
- ----------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 4,508      $ 7,330       $   179
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DATA:
  Cash paid for:

    Interest                                                           $   962      $ 1,974       $ 1,936
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------

    Income taxes, net                                                  $ 2,846      $ 2,485       $ 1,206
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------

Fixed assets purchased through
  capital lease agreements                                             $ 1,330      $   493       $  959
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------

Common stock issued for business acquisitions                          $ 8,482      $    -        $    -
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------


                 See notes to consolidated financial statements

STAFF BUILDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 28, 1995 ("FISCAL 1995"), FEBRUARY 28, 1994
("FISCAL 1994"), AND FEBRUARY 28, 1993 ("FISCAL 1993")
(DOLLARS IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS

     Staff Builders, Inc. ("Staff Builders" or the "Company") is a national provider of home health care personnel and supplemental staffing to health care institutions.

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Staff Builders and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform with the Fiscal 1995 presentation.

     A majority of the Company's service revenues are derived under a form of franchising where the Company licenses independent companies or contractors to represent the Company within a designated territory using the Company's trade names and service marks. These franchisees recruit direct service personnel and solicit orders and assign Company personnel including registered nurses, therapists and home health aides to service the Company's clients. The
Company pays and distributes the payroll for the direct service personnel, administers all payroll withholdings and payments, bills the customers, receives and processes the accounts receivable. The franchisees are responsible for providing an office and paying related expenses for administration including rent, utilities and costs for administrative personnel.

       The Company owns all necessary health care-related permits and licenses and, where requested, certificates of need for operation of franchise offices. The revenues generated by the franchise operations along with the related accounts receivable belong to the Company. These revenues and related direct costs are included in the Company's consolidated service revenues and operating costs.

     The Company pays a distribution or commission to the franchisees based on a defined formula of gross profit generated. For Fiscal 1995, 1994 and 1993, total franchisee distributions of approximately $56.9 million, $40.5 million, and $30.1 million, respectively, were included in the Company's general and administrative expenses.

     The Company has implemented its franchise program to permit it to quickly penetrate new markets and realize economies of scale. This program also enables the Company to maintain stable local management by reducing personnel turnover.

     CASH
     Cash includes certificates of deposit and commercial paper purchased with a maturity of less than three months.

     FIXED ASSETS

     Fixed assets, primarily consisting of office equipment, furniture and fixtures, leased equipment and leasehold improvements, are depreciated on a straight-line basis over the estimated useful lives of the assets or terms of the related lease, whichever is shorter. The estimated useful life of office equipment and furniture and fixtures is seven years and leasehold improvements and other equipment is five years.

     INTANGIBLE ASSETS

     The excess of the purchase price and related acquisition costs over the fair market value of the net assets of the businesses acquired is amortized on a straight-line basis over periods ranging from fifteen to forty years.
Intangible assets also include customer lists, trademarks and noncompete agreements, which are amortized over a four to fifteen-year period on a straight-line basis. The accumulated amortization as of February 28, 1995 and 1994 was $6,532 and $5,342, respectively. Management evaluates the recoverability of intangible assets based on projections of future earnings, on an undiscounted basis, attributable to the assets acquired.

     REVENUE RECOGNITION FROM SALES AND LICENSING OF FRANCHISES

     Revenues generated from the sales and licensing of franchises and initial franchise fees are recognized when the Company has performed substantially all of its obligations under its franchise agreements and when collectibility of such amounts is reasonably assured. In circumstances where a reasonable basis does not exist for estimating collectibility of the proceeds of the sales of franchises and initial franchise fees, such proceeds are deferred and recognized as collections are made, utilizing the cost recovery method (see Note 2).

     INCOME TAXES

     Deferred income taxes result from timing differences between financial and income tax reporting which primarily include the deductibility of certain expenses in different periods for financial reporting and income tax purposes. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes" during the fourth quarter of Fiscal 1993, effective March 1, 1992. The impact on the Company's financial statements of the adoption of SFAS 109 was not material (see Note 8).

2.   FRANCHISE OPERATIONS

     Prior to June 1990, the Company recorded revenues relating to the sale of certain assets, the sale of rights to establish and operate franchised businesses and initial franchise fees. The Company received notes and cash in connection with these franchise sales. The notes generally bear interest at the prevailing prime lending rate plus three percent and are generally payable over a term of ten years. The balance of these notes receivable at February 28, 1995 and 1994 amounted to $1,459 and $1,639, of which $138 and $173 are included in Prepaid Expenses and Other Current Assets and $1,321 and $1,466 are included in Other Assets, respectively.

     Subsequently, the Company generated certain franchise sales and licensing income for which the related notes receivable will be recognized as income as cash is collected or as it becomes evident that the franchisees have the ability to pay. These notes also generally bear interest at the prevailing prime lending rate plus three percent and are generally payable over a period of ten years. At February 28, 1995 and 1994, the outstanding notes amounted to $5,328 and $6,154, respectively, and are included in Other Assets, net of deferred income reflected as a valuation reserve for financial reporting purposes of $4,971 and $5,761, respectively. During Fiscal 1995 and 1994, $381 and $178, respectively, of these notes were collected and included in revenues. During Fiscal 1993, $588 of notes receivable previously deferred were recognized as income based on management's belief that the franchisees have the ability to pay.

     Sales of franchises and fees, net include $480, $498 and $71 of initial franchise fees for the years ended February 28, 1995, 1994 and 1993, respectively. The remaining amounts represent charges to franchisees for the use of Company assets including customer and employee lists. The Company has performed substantially all of its obligations as required under the terms of its franchise agreements.

     General and administrative expenses include reserves and write-offs of notes receivable from franchisees of $400 and $600 in Fiscal 1994 and 1993, respectively. There was no expense incurred in Fiscal 1995 related to reserves and write-offs of notes receivable.

     During Fiscal 1993, one of the franchisees was acquired by a corporation owned by a family member of one of the Company's officers. The purchase price for the franchise included the assumption of a note payable to the Company of $845 of which $813 remains outstanding at February 28, 1995. The note bears interest at three percent above the prevailing prime lending rate and matures in 2009.

     During Fiscal 1994, two of the Company's executive officers each acquired a portion of two franchises. In one transaction, the purchase price paid to the former franchisee included the assumption of a note payable to the Company of $300, under which principal payments are scheduled to begin on October 1, 1995. In the other transaction, the Company issued a $75 advance on expenses which is being repaid with interest at 3% over the prevailing prime lending rate, of which $66 remains outstanding at February 28, 1995.

3.   ACQUISITIONS

     On July 22, 1994, the Company acquired the stock of ATC Services Incorporated ("ATC"), an Atlanta, Georgia based provider of medical staffing services, for aggregate consideration of approximately $8.7 million which resulted in goodwill and intangibles of approximately $5.7 million. The consideration consisted of approximately 2.5 million shares of the Company's common stock and approximately $300 in related acquisition costs. In November 1994, ATC acquired certain assets and the operations of seven additional medical staffing locations for aggregate cash consideration of $800, which resulted in goodwill of approximately $700. These acquisitions were accounted for as purchase transactions.

     On July 2, 1993, the Company acquired the assets of the Albert Gallatin Visiting Nurse Association, Inc. and the stock of Albert Gallatin Services Corporation for aggregate consideration of approximately $1.9 million including cash paid of $493. This acquisition was accounted for as a purchase and resulted in goodwill of approximately $1.9 million.

     The results of operations of the acquired companies are included in the accompanying consolidated financial statements subsequent to their respective dates of acquisition. Revenues, net income and earnings per share, on an unaudited pro-forma basis for the year ended February 28, 1995, if the Fiscal 1995 acquisitions had occurred on March 1, 1994, would have approximated $343 million, $4.9 million and $.19, respectively. Revenues, net income and earnings per share on an unaudited pro-forma basis for the year ended February 28, 1994, if the Fiscal 1995 and 1994 acquisitions had occurred on March 1, 1993, would have approximated $295 million, $3.7 million and $.17, respectively. Revenues, net income and earnings per share on an unaudited pro-forma basis for the year ended February 28, 1993, if the Fiscal 1995 and 1994 acquisitions had occurred on March 1, 1992, would have approximated $260 million, $2.8 million and $.13, respectively.

     Additionally, the Company acquired certain assets, consisting primarily of employee and customer lists, of other home heath care providers in Fiscal 1995 and 1994 for aggregate consideration of approximately $3,147 and $712, respectively. The Fiscal 1995 consideration was paid in cash and the Fiscal 1994 consideration included $532 of cash and $180 of notes payable (see Note 7). These acquisitions consisted of seven and five separate health care entities in Fiscal 1995 and Fiscal 1994, respectively, and were accounted for as purchase transactions.

     In connection with the Fiscal 1995 and 1994 acquisitions, consideration paid was as follows:

                                              1995         1994
                                             ------       ------
     Fair value of assets acquired......     $5,559       $6,163
     Liabilities assumed................      1,603        5,138
                                              -----        -----

     Total consideration for
       assets and stock.................     $3,956       $1,025
                                              -----        -----
                                              -----        -----


4.   FIXED ASSETS

     Fixed assets consist of the following:

                                                 FEBRUARY 28,
                                            --------------------
                                              1995         1994
                                            -------       ------
     Equipment under capital leases
       (see Note 7).....................    $ 3,147       $3,928
     Office equipment, furniture
       and fixtures.....................      6,293        3,579
     Leasehold improvements.............        578          865
     Land and building..................        106           51
                                             ------        -----
     Total, at cost.....................     10,124        8,423
     Less accumulated depreciation
       and amortization.................      4,398        5,215
                                             ------        -----

     Fixed assets, net..................    $ 5,726       $3,208
                                             ------        -----
                                             ------        -----

     During the year ended February 28, 1995, the Company wrote-off fully depreciated fixed assets of approximately $2.1 million.

5.   ACCRUED EXPENSES

     Accrued expenses include $5,460 and $3,468 at February 28, 1995 and 1994, respectively, of accrued franchise distributions. These amounts represent distributions earned by the franchisees based upon a percentage of the gross profit generated.

6.   ACCRUED PAYROLL RELATED EXPENSES

     Accrued payroll related expenses consist of the following:

                                                  FEBRUARY 28,
                                             ---------------------
                                               1995         1994
                                             --------     --------
       Accrued insurance  .................  $ 5,531      $ 4,773
       Accrued payroll taxes ..............    3,048        2,326
       Other ..............................    1,690        1,343
                                              ------       ------

       Total ..............................  $10,269      $ 8,442
                                              ------       ------
                                              ------       ------

7.     LONG-TERM LIABILITIES

       Long-term liabilities consist of the following:

                                                  FEBRUARY 28,
                                             ---------------------
                                               1995         1994
                                             --------     --------
       Borrowings under a secured revolving
         line of credit(a).................  $ 6,461      $11,555
       Obligations under capital leases(b).    2,290        1,824
       Rent escalation liability(c)........      769          663
       Notes payable in connection
         with acquisitions(d)..............      301          709
       Other...............................      510           -
                                              ------       ------

       Total...............................   10,331       14,751

       Less current portion................    1,267          827
                                              ------       ------
       Long-term liabilities(e)............  $ 9,064      $13,924
                                              ------       ------
                                              ------       ------


(a) The Company has a secured credit facility which expires on July 31, 1997. The credit facility consists of a revolving line of credit and an acquisition line of credit, under which the Company can borrow up to an aggregate amount of $25 million.

     Amounts borrowed under the credit facility are collateralized by a pledge of all the stock of the Company's subsidiaries, by all accounts receivable and by liens on substantially all other assets of the Company and its subsidiaries. The agreement contains certain financial covenants which, among other things,
(i) require the maintenance of a specified minimum defined level of working capital, effective net worth, net income, current ratio and the ratio of senior debt to effective net worth, (ii) limit the amount of capital expenditures, and
(iii) prohibit the declaration or payment of cash dividends.

     The amount available for borrowing under the credit facility was approximately $13.8 million at February 28, 1995. The maximum amounts borrowed under the credit facility for the years ended February 28, 1995 and 1994 were $16.9 million and $17.0 million, respectively, and the average interest rates for the periods then ended were 7.53% and 8.25%, respectively.

     The Company is permitted to borrow up to 75% of eligible accounts receivable, up to the maximum amount of the credit facility less amounts outstanding under the acquisition line of credit. The acquisition line of credit provides for borrowings up to $7.5 million without collateral to finance acquisitions, provided that the sum of all borrowings do not exceed $25 million. Each amount borrowed under the acquisition line of credit is subject to the Bank's approval and must be repaid over twelve to forty-eight months as determined by the Bank, at one percent over prime. There have been no borrowings under the acquisition line of credit.

     For the period March 1, 1994 through September 30, 1994, funds were borrowed at the prevailing prime lending rate on the first $7.0 million of daily borrowings and at 2.25% over the prevailing prime rate for borrowings in excess of $7.0 million. Effective October 1, 1994, the Bank reduced the interest rate on borrowings under the revolving line of credit to the prevailing prime lending rate, such prime rate being 9.00% at February 28, 1995. A commitment fee on the unused portion of the credit facility is payable at the rate of .375% per annum, which was reduced effective October 1994 from .5% per annum. Additionally, an annual collateral management fee of $75 is payable, which was reduced from $150 in August 1994.

(b) At February 28, 1995, the Company had capital lease agreements for computers and other equipment through September 2002. The net carrying value of the assets under capital leases was approximately $2.5 million and $1.4 million at February 28, 1995 and 1994, respectively, and such amounts are included in Fixed Assets.

(c) The Company entered into a new Corporate headquarters operating lease which requires scheduled rent increases from December 1994 through September 30, 2003. At February 28, 1995, the Company has a rent escalation liability of $769 resulting from accrued rent expense, which is recognized on a straight-line basis over the life of the lease, in excess of payments made.

(d) In connection with acquisitions made in Fiscal 1994 and 1993, the Company issued notes payable aggregating $530, which bear interest at rates ranging from 7% to 8%. Such notes mature at dates through October 2003. During Fiscal 1995, payments of $89 were made on these notes and $319 was paid on notes related to acquisitions prior to Fiscal 1993.

(e) Long-term liabilities maturing subsequent to February 28, 1995 are as follows:

                                  OBLIGATIONS
                                     UNDER
                                    CAPITAL      OTHER
    YEARS ENDING FEBRUARY           LEASES       DEBT       TOTAL
     ---------------------        -----------  --------    -------
    1996....................        $  978      $   463    $ 1,441
    1997....................           802          135        937
    1998....................           574        6,589      7,163
    1999....................           262          133        395
    2000....................             9          142        151
    Thereafter..............            10          579        589
                                     -----       ------     ------
                                     2,635        8,042     10,676
    Less amount representing
      interest ($174 payable
      in Fiscal 1996).......           345           -         345
                                     -----       ------     ------
    Total...................        $2,290      $ 8,042    $10,331
                                     -----       ------     ------
                                     -----       ------     ------

8.  INCOME TAXES

     The provision for income taxes consists of the following:

                                      YEARS ENDED FEBRUARY 28,
                                  -------------------------------
                                    1995        1994       1993
                                  --------    --------   --------
    Current:
       Federal..............       $2,208      $2,221     $1,749
       State................          741         698        359
    Deferred................          513        (753)      (730)
    Reduction of valuation
     allowance..............           -         (858)      (167)
                                    -----       -----      -----

    Total...................       $3,462      $1,308     $1,211
                                    -----       -----      -----
                                    -----       -----      -----


     The deferred tax assets (liabilities) at February 28, 1995 and 1994 are comprised of the following:

                                               FEBRUARY 28,
                                          ---------------------
                                            1995         1994
                                          --------     --------
     Current:
       Allowance for doubtful
        accounts receivable......          $  453       $  303
       Nondeductible accruals....             850          955
                                            -----        -----
         Current.................           1,303        1,258
                                            -----        -----

     Non-Current:
       Revenue recognition.......             261          354
       Accelerated depreciation..             (84)         (13)
       Other assets..............             (21)          12
                                            -----        -----
         Non-current.............             156          353
                                            -----        -----

           Total.................          $1,459       $1,611
                                            -----        -----
                                            -----        -----


     The non-current deferred tax assets are included in Other Assets on the accompanying balance sheets.

     The following is a reconciliation of the effective income tax rate to the Federal statutory rate:

                                        YEARS ENDED FEBRUARY 28,
                                    ------------------------------
                                      1995       1994       1993
                                    --------   --------   ---------
     Federal statutory rate.......    34.0%      34.0%      34.0%
     State and local income taxes,
      net of Federal income
      tax benefit.................     6.9        7.5        7.0
     Tax credits..................    (0.1)      (0.2)      (1.0)
     Goodwill amortization........     2.9        3.9        5.0
     Reduction in valuation
      allowance on deferred
      tax assets .................      -       (18.4)      (4.4)
     Reversal of prior year
      accrual.....................      -          -        (7.2)
     Other........................    (1.5)       1.2       (1.4)
                                      ----       ----       ----

     Effective rate...............    42.2%      28.0%      32.0%
                                      ----       ----       ----
                                      ----       ----       ----

9.   COMMITMENTS AND CONTINGENCIES

     Approximate minimum annual rental commitments for the remaining terms of the Company's noncancellable operating leases relating to office space and equipment rentals are as follows:

     YEARS ENDING FEBRUARY
     ---------------------
            1996 ............................  $ 2,969
            1997 ............................    2,548
            1998 ............................    1,839
            1999 ............................    1,586
            2000 ............................    1,348
            Thereafter ......................    4,305
                                                ------
            Total ...........................  $14,595
                                                ------
                                                ------

     Certain leases require additional payments based upon property tax and maintenance expense escalations.

     Aggregate rental expense for Fiscal 1995, 1994 and 1993 approximated $2,850, $2,605 and $2,545, respectively.

     The Company has entered into employment agreements with several key officers and personnel which require minimum aggregate payments of approximately $2,816, $2,516, $1,467, $953 and $1,048, over the next five fiscal years.
During 1993, five-year employment agreements with two executives were amended to provide, in the event of their death, for the continued payment of their compensation to their beneficiaries for the duration of their agreements. Additionally, certain officers have entered into agreements which provide that in the event of change in control of, and the discontinuance of such employee's employment with Staff Builders, the Company will pay a lump sum amount of 2.99 times the average annual compensation paid to the employee during the five-year period immediately preceding the date of the discontinuance of employment.

     The Company is a guarantor of a mortgage in the amount of $603 as of February 28, 1995 through February 2005 arising from the sale of land and a building in June 1988.

     The Company is a defendant in several civil actions which are routine and incidental to its business. The Company purchases insurance in such amounts which management believes to be reasonable and prudent. In management's opinion, after consultation with legal counsel, settlement of these actions will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations. Accrued expenses include $462 at February 28, 1995 which represents the estimated amount of liability claims payable. Such amount consists of the deductible portion of each claim for which the Company is directly liable under the terms of its insurance policies which cover these claims.

10.  REDEEMABLE CLASS B PREFERRED STOCK

     Pursuant to an agreement between the Company and the holders of the Class B Preferred Stock, the Company redeemed all of the outstanding shares of the Class B Preferred Stock. This redemption occurred upon the payment of $5,444 during the fourth quarter ended February 28, 1994. Such amount was net of a discount of $900. Income applicable to common stockholders for the year ended February 28, 1994 included the discount, less dividends accrued of $310.


11.  STOCKHOLDERS' EQUITY

     COMMON STOCK - VOTING RIGHTS

     A holder of Staff Builders common stock is entitled, except in certain circumstances, to ten votes for each share of common stock held by such person on the record date for a meeting of stockholders if such person has been the beneficial owner of such shares for a period of at least 48 consecutive calendar months. Holders of shares which do not meet such criteria, with certain limited exceptions, are entitled to one vote for each such share.

     STOCK OPTIONS

     During Fiscal 1994, the Company adopted a stock option plan (the "1993 Stock Option Plan") under which an aggregate of one million shares of common stock are reserved for issuance upon exercise of options thereunder. Options granted under this plan may be incentive stock options ("ISO's") or non-qualified options ("NQSO's"). This plan replaces the 1986 Non-Qualified Plan ("1986 NQSO Plan") and the 1983 Incentive Stock Option Plan ("1983 ISO Plan") which terminated in 1993 except as to options then outstanding. Employees, officers, directors and consultants are eligible to participate in the plan. Options are granted at not less than the fair market value of the common stock at the date of grant.

     A total of 640,500 stock options were granted under the 1993 Stock Option Plan, at option prices ranging from $2.94 to $3.87, of which 635,500 remain outstanding at February 28, 1995.

     A summary of activity under the 1993 Stock Option Plan, the 1986 NQSO Plan and the 1983 ISO Plan is as follows:

                                   OPTIONS
                                 FOR SHARES    PRICE PER SHARE
                                 ----------    ---------------
     INCENTIVE STOCK OPTIONS

     Options outstanding at
       March 1, 1992              1,155,506     $1.75 to $2.27
     Granted                        563,500     $2.88 to $3.00
     Exercised                      (56,546)    $1.75
                                  ---------

     Options outstanding at
       February 28, 1993          1,662,460     $1.75 to $3.00
     Granted                        579,540     $2.19 to $3.87
     Exercised                      (60,500)    $1.93 to $3.00
     Terminated                     (45,550)    $2.19 to $3.00
                                  ---------

     Options outstanding at
       February 28, 1994          2,135,950     $1.75 to $3.87
     Granted                         85,000     $2.94 to $3.62
     Exercised                      (12,450)    $2.19 to $3.00
     Terminated                     (23,800)    $2.19 to $3.69
                                  ---------

     Options outstanding at
       February 28, 1995          2,184,700     $1.75 to $3.87
                                  ---------
                                  ---------

     NON-QUALIFIED STOCK OPTIONS


     Options outstanding at
       March 1, 1992              1,109,765     $1.19 to $6.38
     Exercised                      (29,800)    $1.44 to $1.75
     Terminated                     (52,300)    $1.19 to $5.88
                                  ---------

     Options outstanding at
       February 28, 1993          1,027,665     $1.13 to $6.38
     Granted                        450,000     $3.00 to $3.75
                                  ---------

     Options outstanding at
       February 28, 1994          1,477,665     $1.31 to $6.38
     Granted                         25,500     $3.03 to $3.75
     Exercised                      (23,000)    $1.31 to $1.75
                                  ---------

     Options outstanding at
       February 28, 1995          1,480,165     $1.75 to $6.38
                                  ---------
                                  ---------


     Included in the outstanding options are 1,585,484 ISO's and 901,165 NQSO's which are exercisable at February 28, 1995. The remaining options to purchase 1,178,216 shares become exercisable at various dates through December 1998.

     During Fiscal 1995, the Company adopted a stock option plan (the "1994 Performance-Based Stock Option Plan") which provides for the issuance of up to 3,400,000 shares of its common stock. Executive officers of the Company and its wholly owned subsidiaries are eligible for grants. Performance-based stock options are granted for periods of up to ten years and the exercise price is equal to the average of the closing price of the common stock for the twenty consecutive trading days prior to the date on which the option is granted. Vesting of performance based options is during the first four years after the date of grant, and is dependent upon increases in the market price of the common stock.

     A total of 2,230,000 stock options were granted under the 1994 Performance-Based Stock Option Plan at an option price of $3.14. Options for 557,500 are currently exercisable through 2004 and the remaining 1,672,500 options may become exercisable prior to October 1998 based upon the market price of the Company's common stock.

     During Fiscal 1994, the Company adopted an Employee Stock Purchase Plan which provides for the issuance of up to one million shares of its common stock. The purchase price of the shares is the lesser of 90 percent of the fair market value at the enrollment date, as defined, or the exercise date. During Fiscal 1995, 139,166 shares were issued under this plan.

     STOCK WARRANTS

     In connection with a public sale of securities completed in February 1992, the Company sold warrants to purchase its common stock at $3.00 per share. During Fiscal 1994, the Company called for redemption of the outstanding public warrants ("Warrant Redemption"), which resulted in the issuance of 5,060,000 shares of common stock. As a result of the Warrant Redemption, the Company received net proceeds of $13.7 million.

     In connection with the Warrant Redemption, the Company issued to a financial advisor, for an aggregate of $200, warrants to purchase an additional 200,000 shares of the Company's common stock at $3.20 per share. These warrants are exercisable through December 31, 1995.

     In connection with the February 1992 public sale of securities, the Company sold to the underwriter and its designees, for an aggregate consideration of $200, warrants to purchase 200,000 units at an exercise price of $9.90 per unit. Each unit currently consists of four shares of common stock. The underwriter warrants are exercisable through January 31, 1997.

     During Fiscal 1992, the Company granted warrants for the purchase of 150,000 shares of its common stock at $1.12 per share and 250,000 shares at $2.08 per share to a financial public relations firm which expire in October 1996 and February 1997, respectively.

     In connection with the establishment of the Company's revolving line of credit, the Company issued warrants for the purchase of 250,000 shares of its common stock at $2.00 per share to a consulting firm. These warrants were exercised during Fiscal 1995.

     CONVERTIBLE PREFERRED STOCK, CLASS A

     Each issued and outstanding share of Convertible Preferred Stock, Class A, is entitled to a noncumulative dividend of $1.00, and has a preference on liquidation of $1.00. The holders of the Convertible Class A Preferred Stock do not have any voting rights except on matters concerning the substantive rights, privileges and preferences of the Class A Preferred Stock and on issues related to certain business combinations.

     COMMON SHARES RESERVED

     The following represents common shares reserved and available for issuance, at February 28, 1995, for options granted and outstanding warrants and employee stock purchases:

                                                            AVAILABLE
                                                RESERVED   FOR ISSUANCE
                                               ----------  ------------
     1994 Performance-Based Stock Option Plan  2,230,000    1,170,000
     1993, 1986 and 1983 Stock Option Plans .  3,664,865      364,500
     1993 Employee Stock Purchase Plan ......       -         860,834
     Underwriter Unit Warrants ..............    800,000         -
     Other Warrants .........................    600,000         -
     Other ..................................     51,581         -
                                               ---------    ---------

       Total ................................  7,346,446    2,395,334
                                               ---------    ---------
                                               ---------    ---------


12.  EARNINGS PER COMMON SHARE

     Primary and fully diluted earnings per common and common equivalent share were computed by dividing the earnings applicable to common stockholders, as adjusted for the dividends and discount on the Class B Preferred Stock (see Note
10), by the weighted average number of shares of common stock and common stock equivalents, principally dilutive stock options and warrants, outstanding during the period.

     The Fiscal 1995 and 1994 computations include the additional shares and the assumed savings of interest expense, net of income taxes, that would have occurred if all outstanding options and warrants were exercised.

     The following table presents information necessary to calculate earnings per share for Fiscal 1995, 1994 and 1993 (in thousands):

                                             YEARS ENDED FEBRUARY 28,
                                       ----------------------------------
                                         1995          1994        1993
                                       --------      --------    --------
PRIMARY
  Shares outstanding:
     Weighted average outstanding       22,389        16,412      15,835
     Share equivalents                   1,684         5,763         238
                                        ------        ------      ------
     Adjusted outstanding               24,073        22,175      16,073
                                        ------        ------      ------
                                        ------        ------      ------

  Adjusted net income applicable
   to common stockholders:
     Net income                        $ 4,735       $ 3,364     $ 2,574
     Add net discount (deduct
       dividends) on Class B
       Preferred Stock (see Note 10)       -             590        (400)
                                        ------        ------      ------
     Net income applicable to
       common stockholders               4,735         3,954       2,174
     Add interest savings, net
       of tax provision                    -             438         -
                                        ------        ------      ------

  Adjusted net income applicable
   to common stockholders              $ 4,735       $ 4,392     $ 2,174
                                        ------        ------      ------
                                        ------        ------      ------

FULLY DILUTED
  Shares outstanding:
     Weighted average outstanding       22,389        16,412      15,835
     Share equivalents                   1,987         5,763         653
                                        ------        ------      ------
     Adjusted outstanding               24,376        22,175      16,488
                                        ------        ------      ------
                                        ------        ------      ------

  Adjusted net income applicable
   to common stockholders:
     Net income                        $ 4,735       $ 3,364     $ 2,574
     Add net discount (deduct
       dividends) on Class B
       Preferred Stock (see Note 10)       -             590        (400)
                                        ------        ------      ------
     Net income applicable to
       common stockholders               4,735         3,954       2,174
     Add interest savings, net
       of tax provision                     25           373         -
                                        ------        ------      ------

  Adjusted net income applicable
   to common stockholders              $ 4,760       $ 4,327     $ 2,174
                                        ------        ------      ------
                                        ------        ------      ------

13.  UNAUDITED QUARTERLY FINANCIAL DATA

     Summarized unaudited quarterly financial data for Fiscal 1995 and 1994 are as follows (in thousands, except per share data):


                                                          Quarters Ended
                                       ---------------------------------------------------
                                          May           August      November      February
                                        31, 1994       31, 1994     30, 1994      28, 1995
                                       ---------      ---------    ---------     ---------
Revenues .........................      $ 72,577       $ 76,038     $ 85,085      $ 91,411
Gross profit .....................      $ 26,725       $ 30,134     $ 32,325      $ 34,562
Net Income .......................      $    814       $  1,178     $  1,263      $  1,480
Income per common share:
   Primary .......................      $    .04       $    .05     $    .05      $    .06
   Fully diluted .................      $    .04       $    .05     $    .05      $    .06
Weighted average number
 of common shares:
   Primary........................        23,103         23,708       25,042        24,463
   Fully diluted .................        23,123         23,804       26,244        25,936



                                                          Quarters Ended
                                       ---------------------------------------------------
                                          May           August      November      February
                                        31, 1993       31, 1993     30, 1993      28, 1994
                                       ---------      ---------    ---------     ---------
Revenues .........................      $ 54,740       $ 59,698     $ 64,473      $ 67,171
Gross profit .....................      $ 20,371       $ 22,590     $ 24,501      $ 25,796
Net Income .......................      $    733       $    901     $  1,061      $    669
Income per common share:
   Primary .......................      $    .04       $    .05     $    .06      $    .07
   Fully diluted .................      $    .04       $    .04     $    .06      $    .07
Weighted average number
 of common shares:
   Primary........................        16,481         17,134       18,827        21,747
   Fully diluted .................        16,716         18,943       18,827        21,747


     The quarterly earnings per share amounts were calculated on a discrete basis and therefore may not aggregate to the year to date earnings per share amounts.

     Income per common share for the fourth quarter ended February 28, 1994 includes $790 which represents a discount obtained through early retirement of the preferred stock issue, less dividends accrued during the period (see
Note 10).

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                              STAFF BUILDERS, INC.


                              By:  /s/ Stephen Savitsky
                                 --------------------------
                                 Stephen Savitsky
                                 Chairman of the Board,
                                 President and Chief

                                 Executive Officer



Dated: August 3, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Signature                 Title                     Date
    ---------                 -----                     ----

/s/ Stephen Savitsky   Chairman of the Board,       August 3, 1995
- ---------------------  President and Chief
Stephen Savitsky       Executive Officer
                       (Principal Executive
                       Officer) and Director

/s/ David Savitsky     Executive Vice President,    August 3, 1995
- ---------------------  Chief Operating Officer,
David Savitsky         Secretary, Treasurer and
                       Director

/s/ Gary Tighe         Senior Vice President,       August 3, 1995
- ---------------------  Finance and Chief
Gary Tighe             Financial Officer
                       (Principal Financial and
                       Accounting Officer)

       *               Director                     August 3, 1995
- ---------------------
Bernard J. Firestone,
Ph.D.

    Signature                 Title                     Date
    ---------                 -----                     ----

       *               Director                      August 3, 1995
- ---------------------
Jonathan Halpert,
Ph.D.


       *               Director                      August 3, 1995
- ---------------------
Donald Meyers


*By:  /s/ Stephen Savitsky
     ---------------------------
     (Stephen Savitsky,
      Attorney-in-Fact)