Form 10-K/A
period 1995-02-28
STAFF BUILDERS INC /DE/
filed 1995-09-01
CIK 720480

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-K/A



/X/ AMENDMENT NO. 3 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

FRANCHISEES

          Of the Company's 170 field office locations, 126 are operated by 70 franchisees pursuant to the terms of a franchise agreement with the Company.
The Company utilizes a form of franchising whereby it licenses independent companies or contractors to represent the Company within a designated territory using the Company's trade names and service marks. These franchisees recruit direct service personnel, solicit orders and assign Company personnel including registered nurses, therapists and home health aides to service the Company's clients. The Company pays and distributes the payroll for the direct service personnel, administers all payroll withholdings and payments, bills the customers, and receives and processes the accounts receivable. The franchisees are responsible for providing an office and paying related expenses for administration including rent, utilities and costs for administrative personnel. The Company owns all necessary health care-related permits and licenses and, where required, certificates of need for operation of franchise offices. The revenues and related direct costs are included in the Company's consolidated service revenues and operating costs.

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

ITEM 3.   LEGAL PROCEEDINGS

          The Company is a defendant in several civil actions which are routine and incidental to its business. The Company purchases insurance in such amounts which management believes to be reasonable and prudent. In the opinion of management, the outcome of pending litigation will not have a material adverse effect on the Company's consolidated financial condition, liquidity or results of operations. Accrued expenses include $462,000 at February 28, 1995 which represents the estimated amount of liability claims payable. Such amount represents the deductible amounts for which the Company is liable net of payments by the Company's insurers which are probable of realization, estimated at $1,085,000.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.
(Dollars in thousands, except per share amounts or where otherwise indicated).

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
                                        ====      ====      ====

          The gross margin percentages generated by Company-owned locations are lower than those for franchise locations as a result of a proportionately higher volume of services which have lower gross margin percentages, such as supplemental staffing and Medicaid.

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



Deloitte & Touche, LLP
Jericho, New York
April 13, 1995

STAFF BUILDERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------
                                                           FEBRUARY 28,
                                                        ------------------
ASSETS                                           NOTES    1995       1994
------                                           -----  --------   -------
CURRENT ASSETS:
  Cash                                                  $  4,508   $ 7,330
  Accounts receivable, net of allowance
    for doubtful accounts of $1,750
    and $1,400 at February 28, 1995
    and 1994, respectively                                53,369    49,417
  Deferred income tax benefits                     8       1,303     1,258
  Prepaid expenses and other current assets        2       1,954     1,260
--------------------------------------------------------------------------
        Total current assets                              61,134    59,265
FIXED ASSETS, net                                  4       5,726     3,208
INTANGIBLE ASSETS, net                             3      30,149    21,820
OTHER ASSETS                                      2,8      3,624     3,017
--------------------------------------------------------------------------

TOTAL                                              7    $100,633   $87,310
--------------------------------------------------------------------------
--------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                         9,654   $10,069
  Accrued expenses                                 5       8,103     5,923
  Accrued payroll                                          8,605     5,661
  Accrued payroll related expenses                 6      10,269     8,442
  Current portion of long-term liabilities         7       1,267       827
  Current income taxes payable                     8       1,320     1,488
--------------------------------------------------------------------------
        Total current liabilities                         39,218    32,410
--------------------------------------------------------------------------

LONG-TERM LIABILITIES                              7       9,064    13,924
--------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES                      9

STOCKHOLDERS' EQUITY:                             7,11
  Common stock - $.01 par value; 50,000,000
    shares authorized; 22,937,049 and
    20,919,219 shares issued at February 28,
    1995 and 1994, respectively                              229       210
  Convertible preferred stock, 10,000 shares
    authorized; Class A - $1.00 par value;
    666 2/3 shares outstanding at February 28,
    1995 and 1994                                              1         1
  Additional paid-in capital                              71,828    65,207
  Accumulated deficit                                    (19,707)  (24,442)
--------------------------------------------------------------------------
        Total stockholders' equity                        52,351    40,976
--------------------------------------------------------------------------
  TOTAL                                                 $100,633   $87,310
--------------------------------------------------------------------------
--------------------------------------------------------------------------

                 See notes to consolidated financial statements

STAFF BUILDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------------------------------

                                                                         YEARS ENDED FEBRUARY 28,
                                                              ------------------------------------------
                                                     NOTES      1995             1994             1993
                                                     -----    --------         --------         --------
REVENUES:
  Service revenues                                            $324,013         $245,357         $197,791
  Sales of franchises and fees, net                   2          1,098              725              836
--------------------------------------------------------------------------------------------------------

    Total revenues                                             325,111          246,082          198,627
--------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
  Operating costs                                              201,365          152,824          128,331
  General and administrative expenses                          111,462           83,682           62,075
  Provision for doubtful accounts                                2,431            2,400            2,352
  Amortization of intangible assets                              1,237              884              775
  Interest expense                                               1,237            2,189            2,244
  Interest income and other                                       (818)            (569)            (935)
--------------------------------------------------------------------------------------------------------

    Total costs and expenses                                   316,914          241,410          194,842
--------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                       8,197            4,672            3,785

PROVISION FOR INCOME TAXES                            8          3,462            1,308            1,211
--------------------------------------------------------------------------------------------------------

NET INCOME                                                    $  4,735         $  3,364         $  2,574
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------





INCOME APPLICABLE TO COMMON STOCKHOLDERS:

NET INCOME                                                    $  4,735         $  3,364         $  2,574

Add net discount (deduct dividends)
  on Class B Preferred Stock                         10              -              590             (400)
--------------------------------------------------------------------------------------------------------

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS                  $  4,735         $  3,954         $  2,174
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------



SHARE INFORMATION:

  Primary earnings per share                         12       $    .20         $    .20         $    .14
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------


  Fully diluted earnings per share                   12       $    .20         $    .20          $   .13
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------


                 See notes to consolidated financial statements

STAFF BUILDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)
-------------------------------------------------------------------------------------------------------------------------------

                                                                              CONVERTIBLE
                                                                               PREFERRED     ADDITIONAL
                                                                     COMMON      STOCK,        PAID-IN    ACCUMULATED  TREASURY
                                                  NOTES     TOTAL    STOCK      CLASS A        CAPITAL      DEFICIT      STOCK
                                                  -----    -------   ------   -----------    -----------  -----------  ---------
Balances, March 1, 1992
 (15,709,235 common shares issued)                         $20,909    $157         $1          $51,403     $(30,570)     $(82)
Issuance of 13,155 additional common
 shares in connection with a 1987 acquisition                   -       -
Issuance of 86,346 common shares in
 connection with exercise of stock options         11          158       1                          157
Dividends on Redeemable Class B Preferred Stock    10         (400)                                            (400)
Net Income                                                   2,574                                            2,574
--------------------------------------------------------------------------------------------------------------------------------

Balances, February 28, 1993
 (15,808,736 common shares issued)                          23,241     158          1            51,560     (28,396)      (82)
Issuance of 1,076 additional common
 shares in connection with a 1987 acquisition                   -       -
Issuance of 60,500 common shares in
 connection with exercise of stock options         11          129       1                          128
Discount, net of accrued dividends, on
 Redeemable Class B Preferred Stock                10          590                                              590
Issuance of 5,060,000 common shares in
 connection with the call for redemption
 of stock warrants                                 11       13,652      51                       13,601
Retirement of 11,093 shares of treasury stock                   -                                   (82)                   82
Net Income                                                   3,364                                            3,364
--------------------------------------------------------------------------------------------------------------------------------

Balances, February 28, 1994
 (20,919,219 common shares issued)                          40,976     210          1            65,207     (24,442)       -
Issuance of 600 additional common
  shares in connection with a 1987 acquisition                          -                            -
Issuance of 35,450 common shares in
  connection with exercise of stock options        11           95      -                            95
Issuance of 250,000 common shares in
  connection with exercise of stock warrants       11          502       2                          500
Issuance of 2,570,388 common shares in
  connection with acquisitions                      3        8,482      26                        8,456
Issuance of 139,166 common shares in
  connection with the employee stock
  purchase plan                                    11          397       1                          396
Purchase and retirement of 977,774 common shares            (2,836)    (10)                      (2,826)
Net Income                                                   4,735                                            4,735
--------------------------------------------------------------------------------------------------------------------------------

Balances, February 28, 1995
 (22,937,049 common shares issued)                         $52,351    $229         $1           $71,828    $(19,707)    $  -
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------


                 See notes to consolidated financial statements

STAFF BUILDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
----------------------------------------------------------------------------------------------------------
                                                                             YEARS ENDED FEBRUARY 28,
                                                                       -----------------------------------
                                                           NOTES         1995         1994          1993
                                                           -----       --------     --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                           $ 4,735      $ 3,364       $ 2,574
  Adjustments to reconcile net income to
    net cash provided by operations:
    Depreciation and amortization of fixed assets                        1,378        1,392         1,241
    Amortization of intangibles and other assets                         1,237          884           775
    Amortization of rent escalation liability                7             106         (167)          (92)
    Allowance for doubtful accounts                                        350          200           200
    Deferred income taxes                                    8             513       (1,611)         (897)
  Change in operating assets and liabilities:
    Accounts receivable                                                 (1,300)      (8,011)       (5,876)
    Prepaid expenses and other current assets                             (212)         912           207
    Accounts payable and accrued expenses                                5,116        5,052         1,359
    Income taxes payable                                                  (398)         489           692
    Other assets                                                          (595)         556           684
----------------------------------------------------------------------------------------------------------
    Net cash provided by
      operating activities                                              10,930        3,060           867
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of businesses                                  3          (3,956)      (1,025)         (150)
  Additions to fixed assets                                             (2,101)      (1,018)         (627)
  Proceeds from disposal of fixed assets                                     3           17            40
----------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                               (6,054)      (2,026)         (737)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Employee Stock Purchase Plan                11             397           -             -
  Exercise of stock options                                                 95          129           158
  Exercise of warrants                                      11             502       13,652            -
  Payment of Redeemable Class B Preferred Stock             10              -        (5,444)           -
  Purchase and retirement of common stock                               (2,836)          -             -
  Borrowings under revolving line of credit                  7          (5,094)       1,870           604
  Reduction of notes payable and other
    long-term liabilities                                    7            (762)      (4,090)         (856)
----------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing
    activities                                                          (7,698)       6,117           (94)
----------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (2,822)       7,151            36

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           7,330          179           143
----------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 4,508      $ 7,330       $   179
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DATA:
  Cash paid for:

    Interest                                                           $   962      $ 1,974       $ 1,936
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

    Income taxes, net                                                  $ 2,846      $ 2,485       $ 1,206
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

Fixed assets purchased through
  capital lease agreements                                             $ 1,330      $   493       $  959
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

Common stock issued for business acquisitions                          $ 8,482      $    -        $    -
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------


                 See notes to consolidated financial statements

STAFF BUILDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 28, 1995 ("FISCAL 1995"), FEBRUARY 28, 1994
("FISCAL 1994"), AND FEBRUARY 28, 1993 ("FISCAL 1993")
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED OTHERWISE AND FOR PER
SHARE AMOUNTS)

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


     The Company is a defendant in several civil actions which are routine and incidental to its business. The Company purchases insurance in such amounts which management believes to be reasonable and prudent. In management's opinion, after consultation with legal counsel, settlement of these actions will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations. Accrued expenses include $462 at February 28, 1995 which represents the estimated amount of liability claims payable. Such amount represents the deductible amounts for which the Company is liable net of payments by the Company's insurers which are probable of realization, estimated at $1,085.

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

                                                                     SCHEDULE II

                     STAFF BUILDERS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                                     YEARS ENDED FEBRUARY 28,
                                                                                  -------------------------------
                                                                                    1995       1994       1993
                                                                                  ---------  ---------  ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Balance, beginning of period..................................................  $   1,400  $   1,200  $   1,000
  Charged to costs and expenses.................................................      2,431      2,400      2,352
  Deductions....................................................................     (2,081)    (2,200)    (2,152)
                                                                                  ---------  ---------  ---------
  Balance, end of period........................................................  $   1,750  $   1,400  $   1,200
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
ACCUMULATED AMORTIZATION OF INTANGIBLE ASSETS:
  Balance, beginning of period..................................................  $   5,342  $   4,485  $   3,865
  Charged to costs and expenses.................................................      1,190        857        763
  Deductions....................................................................     --         --           (143)
                                                                                  ---------  ---------  ---------
  Balance, end of period........................................................  $   6,532  $   5,342  $   4,485
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
DEFERRED INCOME (NETTED AGAINST FRANCHISE NOTES RECEIVABLE):
  Balance, beginning of period..................................................  $   5,761  $   5,693  $   7,745
  Charged to notes receivable...................................................        402        390        700
  Deductions....................................................................     (1,192)      (322)    (2,752)
                                                                                  ---------  ---------  ---------
  Balance, end of period........................................................  $   4,971  $   5,761  $   5,693
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 3 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                              STAFF BUILDERS, INC.


                              By:  /s/ Stephen Savitsky
                                 --------------------------
                                 Stephen Savitsky
                                 Chairman of the Board,
                                 President and Chief

                                 Executive Officer



Dated: September 1, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Signature                 Title                     Date
    ---------                 -----                     ----

/s/ Stephen Savitsky   Chairman of the Board,       September 1, 1995
---------------------  President and Chief
Stephen Savitsky       Executive Officer
                       (Principal Executive
                       Officer) and Director

/s/ David Savitsky     Executive Vice President,    September 1, 1995
---------------------  Chief Operating Officer,
David Savitsky         Secretary, Treasurer and
                       Director

/s/ Gary Tighe         Senior Vice President,       September 1, 1995
---------------------  Finance and Chief
Gary Tighe             Financial Officer
                       (Principal Financial and
                       Accounting Officer)

       *               Director                     September 1, 1995
---------------------
Bernard J. Firestone,
Ph.D.

    Signature                 Title                     Date
    ---------                 -----                     ----

       *               Director                      September 1, 1995
---------------------
Jonathan Halpert,
Ph.D.


       *               Director                      September 1, 1995
---------------------
Donald Meyers


*By:  /s/ Stephen Savitsky
     ---------------------------
     (Stephen Savitsky,
      Attorney-in-Fact)