Form 10-Q
period 1995-08-31
STAFF BUILDERS INC /DE/
filed 1995-10-12
CIK 720480

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED AUGUST 31, 1995, OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
       FROM            TO           .



       Commission file number 0-11380



                       STAFF BUILDERS, INC.
     (Exact name of registrant as specified in its charter)



         Delaware                                   11-2650500
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)


1983 Marcus Avenue, Lake Success, New York            11042
 (Address of principal executive offices)           (Zip Code)


                           (516) 358-1000
      (Registrant's telephone number, including area code)



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

The number of shares of Common Stock outstanding on October 10, 1995 was 23,686,837 shares.

STAFF BUILDERS, INC. AND SUBSIDIARIES


                                 INDEX





                                                        PAGE NO.
PART I.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets -
          August 31, 1995 and February 28, 1995             2

          Condensed Statements of Consolidated
          Income - Three and Six months ended
          August 31, 1995 and 1994                          3

          Condensed Statements of Consolidated Cash
          Flows - Six months ended August 31, 1995
          and 1994                                          4

          Notes to Condensed Consolidated Financial
          Statements                                       5-6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS    7-9


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                 10
















                               -1-
STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)               AUGUST 31,
                                                  1995      FEBRUARY 28,
                                               (UNAUDITED)      1995
ASSETS:
Current Assets:
 Cash and cash equivalents                       $  6,846     $  4,508
 Accounts receivable, net of allowance
   for doubtful accounts of $1,800 at August
   31, 1995 and $1,750 at February 28, 1995        48,009       53,369
 Deferred income tax benefits                       1,325        1,303
 Prepaid expenses and other current assets          2,398        1,954
   Total current assets                            58,578       61,134
Fixed Assets, net of accumulated
  depreciation of $3,518 at August 31,
  1995 and $4,398 at February 28, 1995              6,257        5,726
Intangible Assets, net of accumulated
  amortization of $6,218 at August 31, 1995
  and $6,532 at February 28, 1995                  36,619       30,149
Other Assets                                        4,342        3,624
Total                                            $105,796     $100,633

LIABILITIES:
Current Liabilities:
 Accounts payable and accrued expenses           $ 15,356     $ 17,757
 Accrued payroll and related expenses              25,856       18,874
 Current portion of long-term liabilities           1,515        1,267
 Current income taxes payable                         335        1,320
   Total current liabilities                       43,062       39,218

Amount Due Under Secured Revolving
  Line of Credit                                        -        6,461

Other Long-Term Liabilities                         6,015        2,603

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.01 par value; 50,000,000
  shares authorized; 23,666,837 and 22,937,049
  shares issued at August 31, 1995 and February
  28, 1995, respectively                              237          229
Convertible preferred stock, Class A;
  666 2/3 shares outstanding                            1            1
Additional paid-in capital                         73,252       71,828
Accumulated deficit                               (16,771)     (19,707)
   Total stockholders' equity                      56,719       52,351
Total                                            $105,796     $100,633




        See notes to condensed consolidated financial statements.


                                   -2-

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
(In thousands, except per share data)



                                     Three Months Ended    Six Months Ended
                                         August 31,            August 31,
                                         1995     1994       1995      1994

Revenues:
  Service revenues                     $100,102   $75,726   $198,153  $147,892
  Sales of franchises and fees, net         267       312        642       723
Total revenues                          100,369    76,038    198,795   148,615

Costs and Expenses:
  Operating costs                        62,270    45,904    122,768    91,756
  General and administrative expenses    34,639    27,138     68,983    51,411
  Provision for doubtful accounts           650       604      1,270     1,204
  Amortization of intangible assets         329       262        726       525
  Interest expense                          178       281        454       701
  Other (income) expense, net              (271)     (183)      (469)     (417)
Total costs and expenses                 97,795    74,006    193,732   145,180

Income Before Income Taxes                2,574     2,032      5,063     3,435

Provision for Income Taxes                1,032       854      2,127     1,443

Net Income                             $  1,542   $ 1,178   $  2,936   $ 1,992

Income Applicable to
  Common Stockholders                  $  1,542   $ 1,178   $  2,936   $ 1,992

Weighted average common and
  common equivalent shares:

    Primary                              25,616    23,708     25,447    23,405

    Fully diluted                        25,681    23,804     25,488    23,434

Income per common and
  common equivalent share:

    Primary                               $ .06     $ .05      $ .12     $ .09

    Fully diluted                         $ .06     $ .05      $ .12     $ .09




           See notes to condensed consolidated financial statements.


                                      -3-

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In thousands)
                                                   Six Months Ended
                                                      August 31,
                                                    1995       1994
Cash Flows from Operating Activities:
Net income                                        $ 2,936    $  1,992
Adjustments to reconcile net income to net
  cash provided by operations:
    Depreciation and amortization                   1,691       1,103
    Allowance for doubtful accounts                    50         104
    Deferred tax asset                                (22)        165
    Amortization of rent escalation liability         (35)        (91)
Change in operating assets and liabilities:
    Accounts receivable                             6,488       7,773
    Prepaid expenses and other current assets        (302)       (125)
    Accounts payable and accrued expenses           2,147        (578)
    Income taxes payable                             (985)        (72)
    Other assets                                     (722)       (128)
Net cash provided by operating activities          11,246      10,143

Cash Flows from Investing Activities:
Acquisition of businesses                          (3,104)       (557)
Additions to fixed assets                            (457)       (751)
Net cash used in investing activities              (3,561)     (1,308)

Cash Flows from Financing Activities:
Exercise of stock options and warrants              1,432         140
Decrease in borrowings under
  revolving line of credit                         (6,461)     (8,336)
Reduction in other long-term liabilities             (318)       (593)
Net cash used in financing activities              (5,347)     (8,789)

Net Increase in Cash and Cash Equivalents           2,338          46

Cash and Cash Equivalents, Beginning
  of Period                                         4,508       7,330

Cash and Cash Equivalents, End of Period          $ 6,846    $  7,376

Supplemental Data:
Cash paid for:
  Interest                                        $   449    $    585
  Income taxes, net                               $ 2,631    $  1,431

Fixed assets acquired through
  capital lease agreements                        $   748    $    255
Acquisition of business through
  issuance of notes payable                       $ 2,731    $      -
Common stock issued for acquisition               $     -    $  8,247


See notes to condensed consolidated financial statements.


                                  -4-
STAFF BUILDERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. FINANCIAL STATEMENTS - In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of August 31, 1995 and February 28, 1995 and the results of operations and the cash flows for the three and six months ended August 31, 1995 and 1994. Certain prior period amounts have been reclassified to conform with the August 1995 presentation.

     The results for the three and six months ended August 31, 1995 and 1994 are not necessarily indicative of the results for an entire year. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited financial statements as of February 28, 1995 and for the year then ended.

2. EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE - Earnings per common and common equivalent share were computed by dividing the earnings applicable to common stockholders by the weighted average number of shares of common stock and common stock equivalents, principally dilutive stock options and warrants, outstanding during the period.

     The shares used in computing primary earnings per common and common equivalent share were 25,446,780 shares and 23,405,353 shares for the six months ended August 31, 1995 and 1994 and 25,615,848 shares and 23,707,743 shares for the three months ended August 31, 1995 and 1994, respectively. The shares used in computing fully diluted earnings per share were 25,487,788 and 23,433,828 for the six months ended August 31, 1995 and 1994 and 25,681,002 and 23,804,240 shares for the three months ended August 31, 1995 and 1994, respectively.

3. ACQUISITIONS - On August 30, 1995, the Company acquired the stock of MedVisit, Inc., a regional health care provider consisting of seven locations in the Raleigh-Durham, North Carolina area. The transaction was accounted for as a purchase for which aggregate consideration of approximately $5.0 million included cash paid of $1.2 million, the present value of notes payable of $2.7 million and net obligations assumed of $1.1 million.









                               -5-
     The purchase price has been allocated to the tangible assets of MedVisit, Inc. based upon preliminary estimates of fair values and the remaining excess of the purchase price over the fair value of net tangible assets acquired will be amortized on a straight-line basis over 40 years. The Company expects to refine these preliminary estimates of fair value of certain of the acquired assets and liabilities and will revise the accounting allocations, if required, upon completion of that process. The results of operations of MedVisit, Inc. will be included in the Company's consolidated financial statements subsequent to August 31, 1995. The results of operations of MedVisit, Inc. from its effective date of acquisition for the one day ended August 31, 1995, is deemed immaterial for inclusion in the three and six months ended August 31, 1995.

     Revenues on a pro forma basis for the three and six months ended August 31, 1995, if the acquisition of MedVisit, Inc. had occurred on March 1, 1995 would have approximated $103.3 million and $204.6 million, respectively. The effect of this acquisition on net income and earnings per share on a pro forma basis for the three and six months ended August 31, 1995 is not material. Further, the Company acquired several other health care operations during the period ended August 31, 1995 for aggregate consideration of approximately $1.8 million.

4. PROVISION FOR INCOME TAXES - The provision for income taxes for the three and six months ended August 31, 1995 and 1994 is based upon the Company's estimated tax provision required for the full year. The calculation for the three and six months ended August 31, 1995 considers the reversal of prior income tax accruals not considered necessary.

5. SUBSEQUENT EVENTS - On September 1, 1995, the Company acquired assets of Accredicare, Inc., a health care provider consisting of five locations in central New Jersey, for which consideration of approximately $1.2 million was paid.

     On September 29, 1995, the Company acquired assets of Care
     Star, Inc., a health care provider consisting of nine locations in Virginia, Indiana and Central Ohio, for aggregate consideration of approximately $2.7 million.

6. CONTINGENCIES - On September 20, 1995, the Company received a letter from the United States Attorney for the Eastern District of Pennsylvania alleging that (i) between 1987 and 1989, a corporation, substantially all assets and liabilities of which were acquired by a subsidiary of the Company in 1993, submitted false claims to Medicare totalling approximately $1.5 million and (ii) officers and employees of that corporation submitted false statements in support of such claims. The alleged false claims and false statements were made before the Company acquired that corporation in 1993.

     Based on its preliminary investigation, the Company believes that the amount of improper claims, if any, submitted by that corporation to Medicare between 1987 and 1989, were significantly below $1.5 million. The Company is in negotiations with the office of the United States Attorney to resolve this matter. No provision has been made for the ultimate cost, if any, which may result from this matter.

                               -6-
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements appearing in Item 1.

Results of Operations

Total revenues increased by $24.4 million or 32.0% for the three months ended August 31, 1995 to $100.4 million from $76.0 million for the three months ended August 31, 1994. For the six months ended August 31, 1995 ("the 1995 period"), total revenues increased by $50.2 million or 33.8% to $198.8 million from $148.6 million for the six months ended August 31, 1994 ("the 1994 period"). The foregoing increases include revenues from 18 franchise locations added since August 31, 1994 and increased revenues from eleven franchise locations added during the 1994 period which are included in the entire 1995 period, totalling $8.1 million and $16.7 million for the three and six months ended August 31, 1995, respectively. Additionally, revenues from locations acquired in a purchase transaction in July 1994 which are included in the entire 1995 period, contributed increased revenues of $3.8 million and $10.9 million for the three and six months ended August 31, 1995, respectively. Further, an increase in revenues of $12.5 million and $22.6 million for the three and six months ended August 31, 1995, respectively, was generated from locations operating prior to August 31, 1994, representing an increase of approximately 15% in the 1995 period over the 1994 period.

The Company receives payment for its services from several sources as indicated in the following table.

                                       Service Revenues
                            Three Months Ended   Six Months Ended
                                August 31,          August 31,
                             1995       1994      1995      1994

Medicare ...............     60.7%      55.7%     59.6%     56.9%
Medicaid and other local
  government programs ..     18.0       20.8      18.0      21.5
Insurance and private
  payors ...............     11.6       15.6      12.2      15.5
Staffing for hospitals,
 nursing homes and other      9.5        7.9      10.1       6.0
Other ..................      0.2          -       0.1       0.1
Total ..................    100.0%     100.0%    100.0%    100.0%


Operating costs were 62.2% and 60.6% of service revenues for the three months ended August 31, 1995 and 1994, respectively, and 62.0% for each of the six month periods ended August 31, 1995 and 1994.


                               -7-
General and administrative expenses increased by $7.5 million, or 27.6%, to $34.6 million for the three months ended August 31, 1995 from $27.1 million for the three months ended August 31, 1994.
For the six months ended August 31, 1995, general and administrative expenses increased by $17.6 million or 34.2% to $69.0 million from $51.4 million for the six months ended August 31, 1994. This increase is primarily due to the increases in the Company's Medicare services, which require higher administrative costs than non-Medicare services. Included in the increase for the six months ended August 31, 1995 is $3.0 million incurred for the locations acquired in a purchase transaction in July 1994 which are included in the entire 1995 period. These costs, expressed as a percentage of service revenues, were 34.8% for each of the six month periods ended August 31, 1995 and 1994.

Provision for doubtful accounts was $1.3 million and $1.2 million for the six months ended August 31, 1995 and 1994, respectively.
These costs, expressed as a percentage of service revenues, declined from 0.8% to 0.6% for the six months ended August 31, 1994 and 1995, respectively.

Interest expense declined to $454 thousand for the six months ended August 31, 1995 from $701 thousand in the six months ended August 31, 1994 primarily as a result of the Company's reduced level of borrowings in the 1995 period. The Company has a revolving line of credit under which the average amount borrowed was $2.7 million and $5.2 million for the six months ended August 31, 1995 and 1994, respectively. The average interest rate relating to these borrowings was 8.99% and 7.15% for the six months ended August 31, 1995 and 1994, respectively. Borrowings in the 1995 period were at the prevailing prime lending rate, such prime rate being 8.75% at August 31, 1995. During the 1994 period, daily amounts borrowed up to $7.0 million were at the prime rate and borrowings over $7.0 million were at prime plus 2.25%. The maximum amounts borrowed under the credit facility for the 1995 period and the 1994 period were $10.0 million and $16.9 million, respectively.

Income before income taxes for the three months ended August 31, 1995 increased to $2.6 million compared to $2.0 million for the three months ended August 31, 1994. For the six months ended August 31, 1995, income before income taxes was $5.1 million as compared to $3.4 million for the six months ended August 31, 1994. The calculation for the three and six months ended August 31, 1995 considers the reversal of prior income tax accruals not considered necessary.

The provision for income taxes increased approximately $700
thousand to $2.1 million for the six months ended August 31, 1995 as compared to $1.4 million for the six months ended August 31, 1994 primarily due to the increase in income before taxes.

Net income for the three months ended August 31, 1995 was $1.5 million compared to $1.2 million for the three months ended August 31, 1994. For the six months ended August 31, 1995, net income of $2.9 million represented an improvement of approximately $900 thousand over the six months ended August 31, 1994.

                               -8-
Liquidity and Capital Resources

The Company has a secured revolving credit facility which consists of a revolving line of credit and an acquisition line of credit, under which it can borrow up to an aggregate amount of $25 million. The credit facility expires on July 31, 1997. As of August 31, 1995 and February 28, 1995, the amounts available for borrowing under the credit facility based upon collateral were approximately $23.9 million and $13.8 million, respectively. The acquisition line of credit provides for borrowings up to $7.5 million without collateral to finance acquisitions made by the Company, provided that the sum of all borrowings do not exceed $25 million.

At August 31, 1995, there were no amounts borrowed under this facility as compared to $6.5 million borrowed at February 28, 1995. The decrease in borrowings is primarily due to the reduction in the amount of time that the Company's accounts receivable are outstanding. Trade accounts receivable at August 31, 1995 and February 28, 1995 were outstanding approximately 46 days and 54 days, respectively.

At August 31, 1995, the Company's debt obligations due within the next twelve months were $1.5 million.

The Company expects that its existing cash, cash provided from operations and its banking facilities will be sufficient to meet its needs for at least the next twelve months.

Part II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          On September 20, 1995, the Company received a letter from the United States Attorney for the Eastern District of Pennsylvania alleging that (i) between 1987 and 1989, a corporation, substantially all assets and liabilities of which were acquired by a subsidiary of the Company in 1993, submitted false claims to Medicare totalling approximately $1.5 million and (ii) officers and employees of that corporation submitted false statements in support of such claims. The alleged false claims and false statements were made before the Company acquired that corporation in 1993.

          Based on its preliminary investigation, the Company believes that the amount of improper claims, if any, submitted by that corporation to Medicare between 1987 and 1989, were significantly below $1.5 million. The Company is in negotiations with the office of the United States Attorney to resolve this matter.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.






                                 Staff Builders, Inc.




Dated:  October 12, 1995    By:  /s/ Stephen Savitsky
                                 Stephen Savitsky
                                 Chairman of the Board, President
                                 and Chief Executive Officer




Dated:  October 12, 1995    By:  /s/ Gary Tighe
                                 Gary Tighe
                                 Senior Vice President, Finance
                                 (Principal Financial and
                                  Accounting Officer)