Form 10-Q
period 1995-11-30
STAFF BUILDERS INC /DE/
filed 1996-01-23
CIK 720480

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED NOVEMBER 30, 1995, OR

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

The number of shares of Class A and Class B Common Stock outstanding on December 31, 1995 was 22,327,183 and 1,519,427 shares, respectively.

STAFF BUILDERS, INC. AND SUBSIDIARIES


                                 INDEX





                                                        PAGE NO.
PART I.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets -
          November 30, 1995 and February 28, 1995           2

          Condensed Statements of Consolidated
          Operations - Three and Nine months ended
          November 30, 1995 and 1994                        3

          Condensed Statements of Consolidated Cash
          Flows - Nine months ended November 30, 1995
          and 1994                                          4

          Notes to Condensed Consolidated Financial
          Statements                                       5-6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS    7-10


PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS                                 10

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS                                           10

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                  11

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)              NOVEMBER 30,
                                                  1995      FEBRUARY 28,
                                               (UNAUDITED)      1995
ASSETS:
Current Assets:
 Cash and cash equivalents                       $  3,973     $  4,508
 Accounts receivable, net of allowance
   for doubtful accounts of $2,000 at November
   30, 1995 and $1,750 at February 28, 1995        52,650       53,369
 Deferred income tax benefits                       1,503        1,303
 Prepaid expenses and other current assets          4,544        1,954
   Total current assets                            62,670       61,134
Fixed Assets, net of accumulated
  depreciation of $4,074 at November 30,
  1995 and $4,398 at February 28, 1995              6,802        5,726
Intangible Assets, net of accumulated
  amortization of $6,712 at November 30, 1995
  and $6,532 at February 28, 1995                  40,178       30,149
Other Assets                                        3,958        3,624
Total                                            $113,608     $100,633

LIABILITIES:
Current Liabilities:
 Accounts payable and accrued expenses           $ 19,758     $ 17,635
 Accrued payroll and related expenses              29,219       18,874
 Current portion of long-term liabilities           1,534        1,267
 Current income taxes payable                         100        1,320
   Total current liabilities                       50,611       39,096

Amount Due Under Secured Revolving
  Line of Credit                                     -           6,461

Other Long-Term Liabilities                         7,745        2,725

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.01 par value; 23,846,610
  and 22,937,049 shares issued at November
  30, 1995 and February 28, 1995, respectively        239          229
Convertible preferred stock, Class A;
  666 2/3 shares outstanding                            1            1
Additional paid-in capital                         73,643       71,828
Accumulated deficit                               (18,631)     (19,707)
   Total stockholders' equity                      55,252       52,351
Total                                            $113,608     $100,633



        See notes to condensed consolidated financial statements.

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In thousands, except per share data)



                                Three Months Ended   Nine Months Ended
                                   November 30,         November 30,
                                   1995     1994        1995      1994

Revenues:
  Service revenues                     $105,639   $84,847   $303,792  $232,739
  Sales of franchises and fees, net         332       238        974       961
Total revenues                          105,971    85,085    304,766   233,700

Costs and Expenses:
  Operating costs                        68,699    52,760    191,467   144,516
  General and administrative expenses    37,296    29,146    106,279    80,557
  Provision for doubtful accounts           777       613      2,047     1,817
  Amortization of intangible assets         500       337      1,226       862
  Interest expense                          213       239        667       940
  Other (income) expense, net             1,693      (187)     1,224      (604)
Total costs and expenses                109,178    82,908    302,910   228,088

Income (Loss) Before Income Taxes        (3,207)    2,177      1,856     5,612

Provision (Benefit) for Income Taxes     (1,347)      914        780     2,357

Net Income (Loss)                      $ (1,860)  $ 1,263   $  1,076  $  3,255

Weighted average common and
  common equivalent shares:

    Primary                              23,847    25,042     25,668    23,946

    Fully diluted                        23,847    26,244     25,688    24,102

Income (Loss) per common and
  common equivalent share:

    Primary                              $ .(08)    $ .05      $ .04     $ .14

    Fully diluted                        $ .(08)    $ .05      $ .04     $ .14




           See notes to condensed consolidated financial statements.

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In thousands)
                                                   Nine Months Ended
                                                     November 30,
                                                    1995       1994
Cash Flows from Operating Activities:
Net income                                        $ 1,076    $  3,255
Adjustments to reconcile net income to net
  cash provided by operations:
    Depreciation and amortization                   2,748       1,764
    Allowance for doubtful accounts                   250         (34)
    Deferred tax asset                               (200)        165
    Amortization of rent escalation liability         (45)       (124)
Change in operating assets and liabilities:
    Accounts receivable                             1,646       5,050
    Prepaid expenses and other current assets      (2,448)       (223)
    Accounts payable and accrued expenses          10,968       2,624
    Income taxes payable                           (1,221)        248
    Other assets                                     (351)       (596)
Net cash provided by operating activities          12,423      12,129

Cash Flows from Investing Activities:
Acquisition of businesses                          (7,151)     (1,405)
Additions to fixed assets                            (546)     (1,283)
Net cash used in investing activities              (7,697)     (2,688)

Cash Flows from Financing Activities:
Issuance of Common Stock for exercise of
  options, warrants and employee stock purchases    1,824         423
Purchase and retirement of common stock               -        (2,836)
Decrease in borrowings under
  revolving line of credit                         (6,461)     (8,708)
Reduction in other long-term liabilities             (624)       (847)
Net cash used in financing activities              (5,261)    (11,968)

Decrease in Cash and Equivalents                     (535)     (2,527)

Cash and Cash Equivalents, Beginning
  of Period                                         4,508       7,330

Cash and Cash Equivalents, End of Period          $ 3,973    $  4,803

Supplemental Data:
Cash paid for:
  Interest                                        $   623    $    758
  Income taxes, net                               $ 3,321    $  1,934

Fixed assets acquired through
  capital lease agreements                        $ 1,757    $    910
Acquisition of business through
  issuance of notes payable                       $ 2,731    $      -
Common stock issued for acquisition               $  -       $  8,247

See notes to condensed consolidated financial statements.

STAFF BUILDERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. FINANCIAL STATEMENTS - In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of November 30, 1995 and February 28, 1995, and the results of operations and the cash flows for the three and nine months ended November 30, 1995 and 1994. Certain prior period amounts have been reclassified to conform with the November 1995 presentation.

     Medicare revenues are recorded when services are provided at an estimated reimbursement rate. Certain factors used to develop these rates are subject to review and adjustment by the appropriate governmental authorities and may result in additional amounts due to or due from the Company. Such adjustments are recorded in the period during which they arise. The Company reduced its Medicare revenues by $3.0 million in the quarter ended November 30, 1995, due to a revision in the methodology used to allocate corporate overhead.

     The results for the three and nine months ended November 30, 1995 and 1994 are not necessarily indicative of the results for an entire year. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited financial statements as of February 28, 1995 and for the year then ended.

2. EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE - Earnings (Loss) per common and common equivalent share were computed by dividing the earnings applicable to common stockholders, by the weighted average number of shares of common stock and equivalents, principally dilutive stock options and warrants, outstanding during the periods. For the quarter ended November 30, 1995, primary and fully diluted earnings per share do not include common stock equivalents outstanding since they are anti-dilutive.

     The shares used in computing primary earnings per common and common equivalent share were 25,667,662 shares and 23,946,124 shares for the nine months ended November 30, 1995 and 1994 and 23,846,610 shares and 25,042,439 shares for the three months ended November 30, 1995 and 1994, respectively. The shares used in computing fully diluted earnings per share were 25,688,388 and 24,102,275 for the nine months ended November 30, 1995 and 1994 and 23,846,610 shares and 26,243,791 shares for the three months ended November 30, 1995 and 1994, respectively.



                               -5-
3. ACQUISITIONS - On August 30, 1995, the Company acquired the stock of MedVisit, Inc., a regional health care provider consisting of seven locations in the Raleigh-Durham, North Carolina area. The transaction was accounted for as a purchase for which aggregate consideration of approximately $5.0 million included cash paid of $1.2 million, the present value of notes payable of $2.7 million and net obligations assumed of $1.1 million. The results of operations of MedVisit, Inc. are included in the Company's consolidated financial statements subsequent to August 31, 1995.

     On September 1, 1995, the Company acquired assets of
     Accredicare, Inc., a health care provider consisting of four locations in central New Jersey, for which consideration of approximately $1.2 million was paid.

     On September 29, 1995, the Company acquired assets of Care
     Star, Inc., a health care provider consisting of nine locations in Virginia, Indiana and Central Ohio, for aggregate consideration of approximately $2.4 million.

     Revenues on a pro forma basis for the three and nine months ended November 30, 1995, if these acquisitions had occurred on March 1, 1995, would have approximated $ 107.6 million and $317.3 million, respectively. The effect of these acquisitions on net income and earnings per share on a pro forma basis for the three and nine months ended November 30, 1995 is not material. Further, the Company acquired several other health care operations during the period ended November 30, 1995 for aggregate consideration of approximately $ 2.2 million.

4. PROVISION (BENEFIT) FOR INCOME TAXES - The provision (benefit) for income taxes for the three and nine months ended November 30, 1995 and 1994 is based upon the Company's estimated tax provision required for the full year. The calculation for the three and nine months ended November 30, 1995, considers the reversal of prior income tax accruals not considered necessary.

5. CONTINGENCIES - On September 20, 1995, the Company received a letter from the United States Attorney for the Eastern District of Pennsylvania alleging that (i) between 1987 and 1989, a corporation, substantially all assets and liabilities of which were acquired by a subsidiary of the Company in 1993, submitted false claims to Medicare totaling approximately
     $1.5 million and (ii) officers and employees of that corporation submitted false statements in support of such claims. The alleged false claims and false statements were made before the Company acquired that corporation in 1993. Based on its preliminary investigation, the Company believes that the amount of improper claims, if any, submitted by that corporation to Medicare between 1987 and 1989, were significantly below $1.5 million. The Company is in


                               -6-
     negotiations with the office of the United States Attorney to resolve this matter. No provision has been made for the ultimate cost, if any, which may result from this matter.


6. OTHER INCOME/EXPENSE - Other Income/Expense for the quarter ended November 30, 1995, includes a charge of $1.6 million to cover the discontinuation of the Company's Adultcare and AMS
     Divisions.



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


Results of Operations

Total revenues increased approximately $20.9 million or 24.5% for the three months ended November 30, 1995, to $106.0 million from $85.1 million for the three months ended November 30, 1994. For the nine months ended November 30, 1995 ("the 1995 period"), total revenues increased by $71.1 million or 30.4% to $304.8 million from $233.7 million for the nine months ended November 30, 1994 ("the 1994 period").

The foregoing increases include revenue from 33 franchise and seven company owned locations added since November 30, 1994, totalling $10.0 million and $19.2 million for the three and nine months ended November 30, 1995, respectively. Included in these increases is $4.1 million in revenues from office locations acquired since August 30, 1995 (see note 3). Additionally, an increase in revenues of $1.9 million and $20.0 million for the three and nine months ended November 30, 1995, respectively, was primarily due to locations which were added during the 1994 period which are included in the entire 1995 period.

Further, an increase in revenues of $9.0 million and $31.9 million for the three and nine months ended November 30, 1995, respectively, was generated from locations operating prior to November 30, 1994, representing an increase of 15% in the 1995 period over the 1994 period.







                               -7-

The Company receives payment for its services from several sources as indicated in the following table.

                                       Service Revenues
                            Three Months Ended   Nine Months Ended
                               November 30,         November 30,
                             1995       1994      1995      1994

Medicare ..................  58.1%      55.1%     59.1%     56.3%
Medicaid and other local
  government programs .....  20.0       20.0      18.7      21.0
Insurance and private
  payors ..................  13.6       14.1      12.7      15.0
Staffing for hospitals,
  nursing homes and other .   8.0       10.8       9.3       7.7
Other .....................   0.3          -       0.2         -

Total ..................... 100.0%     100.0%    100.0%    100.0%


Medicare revenues are recorded when services are provided at the estimated reimbursement rate and are subject to review and adjustment. The Company reduced its Medicare revenues by $3.0 million in the quarter ended November 30, 1995, to record a reserve due to a revision in the methodology used to allocate corporate overhead, which is being required by the Medicare fiscal intermediary.

Operating costs (the direct costs of providing services) expressed as a percentage of service revenues, were 65.0% and 62.2% for the three months ended November 30, 1995 and 1994, and 63.0% and 62.1% for the nine months ended November 30, 1995 and 1994, respectively. The increases in these percentages of operating costs for the three and nine month periods ended November 1995 were primarily due to the reserve established for Medicare revenues.

General and administrative expenses increased by $8.2 million, or 28.0%, for the quarter ended November 30, 1995, as compared to the quarter ended November 30, 1994. For the 1995 period, general and administrative expenses increased approximately $25.8 million or 31.9% to $106.3 million from $80.6 million for the nine months ended November 30, 1994. General and administrative expenses expressed as a percentage of service revenues were 35.3% and 35.0% for the three and nine months ended November 30, 1995, and 34.4% and 33.9% for the three and nine months ended November 30, 1994, respectively. The increases in these percentages of general and administrative expenses for the three and nine month periods ended November 1995 were primarily due to the reserve established for Medicare revenues.

Provision for doubtful accounts expressed as a percentage of service revenues, was 0.7% and 0.7% for the three months ended
November 30, 1995 and 1994, respectively, and 0.7% and 0.8% for the nine months ended November 30, 1995 and 1994, respectively.


                               -8-

Interest expense declined to $700 thousand for the 1995 period from $900 thousand in the 1994 period as a result of the Company's reduced level of borrowings under its revolving line of credit.
The average amounts outstanding under the revolving line of credit were $1.8 million and $3.5 million for the nine months ended November 30, 1995 and 1994, respectively. The average interest rate was 8.99% and 7.12% for the nine months ended November 30, 1995 and 1994, respectively.

Other (Income) Expense for the quarter ended November 30, 1995, includes a charge of $1.6 million to cover the discontinuation of two unprofitable divisions, $165 thousand for settlement of litigation and approximately $200 thousand in costs associated with the Company's recapitalization.

Loss before income taxes for the three months ended November 30, 1995, was $3.2 million compared to a $2.2 million profit for the three months ended November 30, 1994. For the nine months ended November 30, 1995, income before income taxes was $1.9 million compared to $5.6 million for the nine months ended November 30, 1994.

The provision (benefit) for income taxes for all periods shown is calculated at a combined Federal and State income tax rate of 42.0%.

For the three months ended November 30, 1995, the net loss was $1.9 million compared to a $1.3 million profit for the three months ended November 30, 1994. For the nine months ended November 30, 1995, net income of $1.1 million represented a decrease of approximately $2.2 million from the nine months ended November 30, 1994.


Liquidity and Capital Resources

The Company has a secured revolving credit facility which consists of a collateralized line and an acquisition line under which it can borrow up to an aggregate amount of $25 million. The credit facility expires on July 31, 1997. As of November 30, 1995 and February 28, 1995, the amounts available for borrowing under the credit facility based upon collateral were approximately $24.8 million and $13.8 million, respectively. The acquisition line provides for borrowings up to $7.5 million without collateral to finance acquisitions, provided that the sum of all borrowings do not exceed $25 million.

At November 30, 1995 there were no amounts borrowed under this facility as compared to $6.5 million borrowed at February 28, 1995. The decrease in borrowings is primarily due to the reduction in the amount of time that the Company's accounts receivable are outstanding. Trade accounts receivable at November 30, 1995 and February 28, 1995 were outstanding approximately 47 days and 54 days, respectively.

At November 30, 1995, the Company's debt obligations due within the next twelve months were $1.5 million.


                               -9-
On December 7, 1995, the Company's Board of Directors authorized the repurchase, from time to time, of up to 2.4 million shares of its Class A and Class B Common Stock on the open market or in negotiated transactions, depending upon market conditions and other factors.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on October 26, 1995. At the Annual Meeting, the Stockholders of the Company voted (i) to elect Dr. Bernard J. Firestone and Mr. Donald Meyers as Class B Directors, each for a three-year term ending with the 1998 Annual Meeting; and (ii) to approve a plan of recapitalization (the "Plan") by which (a) Article FOURTH of the Company's Restated Certificate of Incorporation was amended to eliminate the Company's previously authorized 50,000,000 shares of common stock, $.01 par value per share (which were subject to a time phased voting rights plan pursuant to which outstanding shares were subject to either one vote per share, classified as "Short-Term Shares", or ten votes per share, classified as "Long-Term Shares", depending on how long they were owned by the same beneficial owner), and to authorize for issuance 50,000,000 shares of Class A Common Stock, $.01 par value per share, and 1,450,000 shares of Class B Common Stock $.01 par value per share, subject in the case of the Class B Common Stock to adjustment and (b) each outstanding share of common stock which was entitled to ten votes per share as of both the record date of the Annual Meeting and the effective date of the Plan, was reclassified, changed and converted automatically into one share of Class B Common Stock and each other share of outstanding common stock was reclassified, changed and converted automatically into one share of Class A Common Stock.

                              -10-
28,953,345 votes were cast in favor of Dr. Firestone's election as a Class B Director and authority was withheld with respect to 695,505 votes on such matter. 28,932,520 votes were cast in favor of Mr. Meyer's election as a Class B Director and authority was withheld with respect to 716,330 votes on such matter. 11,312,651 Short-Term Shares were voted for the Plan, 3,553,355 Short-Term Shares were voted against the Plan, and 202,476 Short-Term Shares abstained. 864,359 Long-Term Shares were voted for the Plan, 69,390 Long-Term Shares were voted against the Plan and 49,086 Long-Term Shares abstained. There were 6,942,432 broker non-votes with respect to the Plan.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

The following Forms 8-K were filed during the Quarter for which this report is filed:
          I.  Form 8-K dated October 26, 1995 containing Item 5
(Other Events).
          II. Form 8-K dated November 30, 1995 containing Item 5
(Other Events).




                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Staff Builders, Inc.




Dated:  January 12, 1996    By:  /s/ Stephen Savitsky
                                 Stephen Savitsky
                                 Chairman of the Board, President
                                 and Chief Executive Officer




Dated:  January 12, 1996    By:  /s/ Gary Tighe
                                 Gary Tighe
                                 Senior Vice President, Finance
                                 (Principal Financial and
                                  Accounting Officer)