Form 10-K
period 1996-02-29
STAFF BUILDERS INC /DE/
filed 1996-05-13
CIK 720480

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                               FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED FEBRUARY 29, 1996

                                 OR
[ ]  TRANSITION REPORT SUBJECT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM              TO             .

                             Commission File Number:  0-11380

                                   STAFF BUILDERS, INC.
                  (Exact name of Registrant as specified in its charter)

DELAWARE                                     11-2650500
(State or other jurisdiction      (I.R.S. Employer Identification No.)
of incorporation or organization)

1983 Marcus Avenue, Lake Success, NY                11042
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (516) 358-1000

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:
                Class A Common Stock, $.01 par value
                Class B Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                  Yes   X            No
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   X

The aggregate market value of the voting stock (Class A and Class B Common Stock, assuming conversions of Class B Common Stock into Class A Common Stock on a share for share basis) held by non-affiliates of the registrant based on the closing price of such stock on April 26, 1996, was $79,354,080.

The number of shares of Class A Common Stock and Class B Common Stock outstanding on April 26, 1996 was 22,016,025 and 1,496,295 shares, respectively.
                  DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10,11,12 and 13 will be included in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed, and which information is incorporated herein by reference.
                                                   PART I

ITEM 1.            BUSINESS

                   Staff Builders, Inc. is a Delaware corporation which was incorporated in New York in 1978 and reincorporated in Delaware in May 1983. Unless the context otherwise requires, all references to the "Company" include the Company's predecessor and its subsidiaries.

General
                   The Company is a leading national provider of home health care. In addition, it provides supplemental staffing to health care institutions. These services are provided through a pool of approximately 40,000 caregivers operating within a network of 214 offices located in 37 states and the District of Columbia.
Of these offices, 30 are directly owned by the Company and 184 are operated by 85 franchisees.

                   The Company's 214 field office locations include 46 locations which were added from six acquisitions made during the three years ended February 29, 1996. On September 29, 1995, the Company acquired a home health care provider consisting of nine locations in Ohio, Virginia and Indiana, which have been consolidated to seven locations as of February 29, 1996. These locations contributed revenues of approximately $2.6 million for the fiscal year ended February 29, 1996 ("Fiscal 1996"). On
September 1, 1995, four locations in Central New Jersey were acquired from a home health care business which generated revenues of approximately $1.9 million in fiscal 1996. On August 30, 1995, the Company acquired seven locations in the Raleigh-Durham, North Carolina area, which contributed revenues of approximately $5.6 million in fiscal 1996. In July 1994, the Company acquired thirteen locations of a supplemental staffing business operating in seven states, and in a separate acquisition in November 1994, seven additional supplemental staffing offices operating in five states were added. These supplemental staffing locations contributed revenues of approximately $24.0 million and $15.4 million in fiscal 1996 and for the year ended February 28, 1995 ("Fiscal 1995"), respectively. See "Business -- Supplemental Staffing."
In July 1993, the Company acquired eight locations of a regional home health care business which contributed revenues of approximately $ 36.2 million, $29.7 million and $16.8 million in fiscal 1996, fiscal 1995 and for the year ended February 28, 1994 ("Fiscal 1994"), respectively. Additionally, the Company acquired certain assets, consisting primarily of employee and customer lists, of 23 other home health care providers in 30 locations during the three years ended February 29, 1996.

Home Health Care

                   The Company provides a broad range of health care services to individuals in their homes, affording an alternative to institutionalized care. Services are rendered by licensed and

                                                     -2-

registered nurses, therapists and medical social workers, who provide skilled care such as intravenous therapy, pain management, ventilator care, changing of dressings, injections, administration of medication and other nursing procedures. In addition, unskilled care is provided by home health aides and other unlicensed personnel who assist patients with their daily activities.

                   Services are available 24 hours per day, seven days per week, and personnel at each of the Company's offices are available after normal business hours to respond to emergencies and meet other service requests. Each office generally is staffed by a manager who has responsibility for general management of the office; one or more field staff supervisors who are responsible for ensuring that requested services are provided; and a director of home care services who is responsible for overseeing the implementation of the patient's plan of care as prescribed by the physician.
                   Clients' requests for home health care are typically received at a local office and all skilled home health care services are provided pursuant to the orders of the patient's physician. Generally, after a referral is received, the director of home care services will make arrangements for an assessment in which the patient's condition is analyzed in order to identify the patient's needs. Home care services are rendered in accordance with the plan of care. During the intake process, the Company contacts third-party payors to confirm the extent of insurance coverage.

                   Home health care services accounted for approximately 90%, 91% and 95% of revenues for fiscal 1996, 1995 and 1994, respectively. The primary payment sources for home health care revenues are Medicare, Medicaid, commercial insurance carriers and individuals, and state and local government health programs. See
"Business -- Reimbursement" and "Management's Discussion and
Analysis of Financial Condition and Results of Operations."

Supplemental Staffing

                   The Company has expanded its supplemental staffing business through the acquisition in July 1994 of ATC Services Incorporated ("ATC"), a provider of temporary and contractual staffing services to health care institutions and other organizations, through thirteen offices located in seven states, and the acquisition by ATC in November 1994 of seven additional offices in five states. During fiscal 1996, additional supplemental staffing franchise locations were added contributing to the total supplemental staffing revenues of approximately $38.1 million in fiscal 1996, as compared to $28.8 million and $10.5 million in fiscal 1995 and fiscal 1994, respectively. The
Company's supplemental staffing operations provide clients with temporary technicians, registered nurses, licensed practical
nurses, insurance billers and other personnel.   Health care
institutions use supplemental staffing to cover permanent positions for which they have openings, for peak periods, vacations and

                                                     -3-

emergencies and to accommodate periodic increases in the number of patients.
                   Local offices are generally familiar with the operations, procedures and policies of the institutions in the areas served by such offices and use this knowledge in providing the training and orientation to their supplemental staffing personnel. Accordingly, the personnel provided are able to assume responsibility quickly and work effectively with permanent staff members.

                   Supplemental staffing operations accounted for approximately 9%, 9% and 4% of the revenues for fiscal 1996, 1995 and 1994, respectively.

Franchisees

                   Of the Company's 214 field office locations, 184 are operated by 85 franchisees pursuant to the terms of a franchise agreement with the Company. The Company utilizes a form of franchising whereby it licenses independent companies or contractors to represent the Company within a designated territory using the Company's trade names and service marks. These franchisees recruit direct service personnel and solicit orders and assign Company personnel including registered nurses, therapists and home health aides to service the Company's clients. The
Company pays and distributes the payroll for the direct service personnel, administers all payroll withholdings and payments, bills the customers and receives and processes the accounts receivable.
The franchisees are responsible for providing an office and paying related expenses for administration including rent, utilities and costs for administrative personnel. The Company owns all necessary health care-related permits and licenses and, where required, certificates of need for operation of franchise offices. The revenues and related direct costs are included in the Company's consolidated service revenues and operating costs.

                   The locations operated by franchisees contributed approximately $334 million, $251 million and $184 million, or approximately 82%, 77% and 75% of the Company's service revenues for fiscal 1996, 1995 and 1994, respectively.

                   The initial franchise term granted by the Company is generally ten years. A franchisee has the option to extend for an additional five-year term, subject to the franchisee adhering to the operating procedures and quality control standards established by the Company. The initial franchise fee is currently $29,500 for home health care and $19,500 for the ATC supplemental staffing operations. In addition, franchisees who have converted branch offices into franchises may be required to lease certain assets of the branch office from the Company. When converting independently owned agencies into franchises, the Company negotiates the terms of


                                                     -4-
the conversion on a transaction-by-transaction basis depending on the size of the agency, the nature of the agency's business and the location of the agency.

                   The Company pays a distribution or commission to the franchisees based upon a defined formula of gross profit generated. Generally, the Company pays the home health care franchisee 60% of the gross profit attributable to the non-Medicare operations of the franchise. The payment to the Company's franchises related to Medicare operations is adjusted for cost limitations and reimbursement of allowable Medicare costs. The Company generally pays the supplemental staffing franchises 60% of the gross profit based on volume. For fiscal 1996, 1995 and 1994, total franchisee distributions of approximately $75.4 million, $56.9 million and $40.5 million, respectively, were included in the Company's general and administrative expenses.

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

                   The Company has standardized procedures for recruiting, interviewing, testing and reference checking prospective personnel.
All nurses and therapists must be licensed by the appropriate licensing authorities. Substantially all unlicensed health care personnel must be certified either through a state-approved certification program or must have had previous experience in providing direct patient care in a hospital, nursing home or in the home. After selection, applicants receive instruction in the Company's procedures and policies. Subsequently, they are included on a list of personnel eligible for placement on home care cases.
The Company has an in-service training program for its home health personnel which satisfies the statutory prerequisites for certification required by certain states.
                                                     -5-

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

                   The Company's representatives attend and participate in health care functions, trade shows and conventions and have ongoing public education programs to further enhance the Company's role as a national home health care provider.
                                                     -6-

Reimbursement

                   Revenues generated from the Company's home health care services are paid by private insurance carriers, health maintenance organizations and individuals, Medicare, Medicaid and other state and local government health insurance programs. During fiscal 1996 approximately 13% of the Company's total revenues represented reimbursement from commercial insurance carriers, health maintenance organizations and individuals; 58% came from Medicare;
and 19% came from Medicaid and other local government health programs. Medicare is a Federally funded program available to persons with certain disabilities and persons of age 65 or older.
Medicaid, a program jointly funded by Federal and state governments, and other local government health care programs are designed to pay for certain health care and medical services provided to low income individuals without regard to age.

                   The Company has 132 locations which are certified to provide home health care services to Medicare patients. Medicare reimburses the Company for covered items and services at the lower of the Company's cost, as determined by Medicare, cost limits established by the Federal government, or the amount charged by the Company. The Company submits all Medicare claims to a single insurance company acting as a fiscal intermediary which processes claims on behalf of the Federal government. As of February 29, 1996, the Company has 76 offices which qualify to participate in Medicare's periodic interim payments ("PIP") program. Under PIP, the Company receives regular bi-weekly Medicare payments based on past Medicare activity of qualifying offices, which are adjusted at the end of each calendar quarter for actual levels of activity.
Offices which are not participating in the PIP program receive payment for services upon submission of individual claims.

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

                   The Company believes that prompt service, price, quality and range of services offered are the principal competitive factors which enable it to compete effectively. The Company believes that its rate structure is competitive with others in the industry.
During fiscal 1996, no single client or group contract accounted for ten percent or more of the consolidated revenues of the Company. The Company expects additional competition will develop given the increasing level of demand for the type of services offered. See "Business -- Recruiting and Training."


Service Marks

                   The Company believes that its service marks, Staff Builders and EthiCare, have significant value and are important to the marketing of its services. These names are registered as service marks with the United States Patent and Trademark Office.
The registration of the Staff Builders service mark will remain in effect through February 14, 1999, with respect to home care and hospital staff relief, and through June 28, 2006 with respect to temporary personnel for business and industry. The registration of the EthiCare service mark will remain in effect through December
28, 2002. Each of these marks is renewable for additional ten-year periods, provided the Company continues to use them in the ordinary course of business. The Company also owns other federally registered marks for names used in connection with its business.

Government Regulation

                   The Company's health care business is subject to extensive and frequently changing regulation by Federal, state and local authorities. Such regulation imposes a significant compliance burden on the Company, including state licensing and certificate of need requirements and Federal and state eligibility standards for certification as a Medicare and Medicaid provider. The imposition of more stringent regulatory requirements or the denial or revocation of any license or permit necessary for the Company to operate in a particular market could have a material adverse effect on the Company's operations. In addition, the Company will be required to comply with the licensing and/or Certificate of Need ("CON") requirements and applicable regulations in the jurisdictions in which it plans to provide services, except for the states of Colorado, Massachusetts, Michigan and Ohio which have neither CON nor licensure requirements.

                   The Federal government and all states in which the Company currently operates regulate various aspects of the Company's business. Home health agency certification by the Health Care Financing Administration ("HCFA") is required to receive reimbursement for services from Medicare. The Company has 132 offices in 33 states and the District of Columbia which provide services covered by Medicare. HCFA requires, as conditions of participation as a home health agency in the Medicare program, among other things, the satisfaction of certain standards with respect to personnel, services and supervision; the preparation of annual budgets and capital expenditure plans; and the establishment of a professional advisory group that includes at least one physician, one registered nurse and other representatives from related disciplines or consumer groups.

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

                   New York State requires the approval by the Public Health Council of the New York State Department of Health ("NYPHC") of any change in the "controlling person" of an operator of a licensed health care services agency (an "LHCSA"). Control of an entity is presumed to exist if any person owns, controls or holds the power to vote 10% or more of the voting securities of such entity. A person seeking approval as a controlling person of an operator of a LHCSA must file an application for NYPHC approval within 30 days of becoming a controlling person, and pending a decision by the NYPHC, such person may not exercise control over the LHCSA. The Company has 16 offices in New York State which are LHCSAs. Such offices accounted for approximately 14% of the Company's revenues in fiscal 1996. If any person should become the owner or holder, or acquire control, of the right to vote 10% or more of the Common Stock of the Company, such person could not exercise control of the Company's LHCSAs until such ownership, control or holding has been approved by the NYPHC.

                   The Company is subject to Federal laws and laws in certain states that govern the offer and sale of franchises. The Company is also subject to a number of state laws that regulate certain substantive aspects of the franchisor-franchisee relationship. If the Company fails to comply with the franchise laws, rules and regulations of a particular state relating to offers and sales of franchises, the Company will be unable to engage in offering or selling franchises in or from such state. To offer and sell franchises, the Company is required by the Federal Trade Commission to furnish to prospective franchisees a current franchise offering disclosure document. The Company has used a Uniform Franchise Offering Circular to satisfy this disclosure obligation. In addition, in certain states the Company is required to register or file with such states and to provide prescribed disclosures. The Company is currently permitted to offer franchises in 45 states.

                   The Company is required to update its offering disclosure document to reflect intended changes or the occurrence of certain material events. The occurrence of any such changes or events may from time to time require the Company to stop offering and selling franchises until the document is so updated.

Insurance

                   The Company's field employees make decisions which can have significant medical consequences to the patients in their care. As a result, the Company is exposed to substantial liability in the event of negligence or wrongful acts of its personnel. The Company maintains medical professional and general liability insurance providing for coverage in a maximum amount of $26 million per claim, subject to a limitation of $26 million for all claims in any single year and to a deductible for each claim. In addition, franchisees are required to maintain general liability insurance providing for coverage of at least $1 million.

Personnel and Employees

                   At February 29, 1996, the Company employed approximately 2,800 full-time administrative and management personnel.
Approximately 2,480 of these employees were located at the Company's branch offices, 300 were located at its corporate headquarters in Lake Success, New York, and 20 were located at its medical staffing division headquarters in Atlanta, Georgia.

                   In addition, the Company draws upon a pool of approximately 40,000 caregivers who are eligible for placement and utilizes the services of approximately 17,000 of them at any one time. Approximately 42% of these individuals are registered nurses and other licensed personnel and 58% are home health aides and other unlicensed personnel. The Company screens all applicants to ensure that they meet all licensing requirements and the Company's eligibility standards. This screening process includes skills testing, reference checking, professional license verification, personal interviews and a physical examination. In addition, new employees receive an orientation on the Company's policies and procedures prior to their initial assignment. Further, the registered professional nurse who has responsibility for coordinating the patient's care visits the patient within 72 hours after commencement of services, as required, to assess the caregiver's performance. The Company is not a party to any collective bargaining agreement and considers its relationship with its employees to be satisfactory.

                                                    -10-
ITEM 2.            PROPERTIES

                   The Company's corporate headquarters consists of approximately 50,000 square feet of leased office space and 5,000 square feet of storage space in Lake Success, New York. The lease for the corporate headquarters expires on September 30, 2003 and provides for a base rent of approximately $87,600 per month, which increases by three percent on December 1, 1996 and each year thereafter.
                   In connection with the Company's acquisition of ATC Services Incorporated in July 1994, the Company maintains its medical staffing division in Atlanta, Georgia. The lease for approximately 9,500 square feet of office space expires on May 31, 2000 and provides for a monthly base rent of approximately $10,500. Approximately 6,000 square feet of the office is sublet to a subtenant unaffiliated with the Company at a monthly rental of approximately $5,600 with yearly increases of 4.5 percent.

                   The Company believes that its corporate and divisional headquarters office space is sufficient for its immediate needs and that it will be able to obtain additional space if needed in the future.
                   The Company leases substantially all of its branch office locations from landlords unaffiliated with the Company or any of its executive officers or directors. Most of these leases are for a specified term, although several of them are month-to-month leases. As of February 29, 1996, there were 214 offices including 30 managed directly by the Company and 184 managed by franchisees; 18 of these franchise offices sublease the office space from the Company and the remaining franchise offices are leased by the franchisee from third-party landlords. The Company believes that it will be able to renew or find adequate replacement offices for all leases which are scheduled to expire in the next twelve months at comparable costs.

ITEM 3.            LEGAL PROCEEDINGS

                   On September 20, 1995, the United States Attorney for the Eastern District of Pennsylvania alleged that (i) between 1987 and 1989, a corporation, substantially all assets and liabilities of which were acquired by a subsidiary of the Company in 1993, submitted false claims to Medicare totaling approximately $1.5 million and (ii) officers and employees of that corporation submitted false statements in support of such claims,and made a pre-complaint civil settlement demand of approximately $4.5 million. The alleged false claims and false statements were made before the Company acquired that corporation in 1993. Based on its preliminary investigation, the Company believes that the amount of improper claims, if any, submitted by that corporation to Medicare between 1987 and 1989, were significantly below $1.5 million. The Company is in negotiations with the office of the United States
Attorney to resolve this matter, but is unable to predict the ultimate costs, if any, that may be incurred by the company. As such, no provision has been made in the accompanying financial statements.

                                                    -11-

                   The Company is a defendant in several civil actions which are routine and incidental to its business. The Company purchases insurance in such amounts which management believes to be reasonable and prudent. In the opinion of management, the outcome of pending litigation will not have a material adverse effect on the Company's consolidated financial condition, liquidity or results of operations. Accrued expenses include $386,000 at February 29, 1996 which represents the estimated amount of liability claims payable. Such amount represents the deductible amount for which the Company is liable, net of payments by the Company's insurers which are probable of realization, estimated at approximately $1.4 million.


ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                   No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                                   PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON STOCK
                 AND RELATED STOCKHOLDER MATTERS

(A)              Market Information

                 The Company has outstanding two classes of common equity securities: Class A Common Stock and Class B Common Stock. These two classes were created by a recapitalization of the Company's
Common Stock that was completed in October 1995.  The Company's
Class A Common Stock is traded in the over-the-counter market and listed on the Nasdaq National Market under the symbol "SBLI" as was its common stock prior to the recapitalization.


                                          High          Low


Fiscal Year Ended February 28, 1995
                        1st Quarter      $ 5.00       $ 3.25
                        2nd Quarter        3.69         2.63
                        3rd Quarter        3.50         2.88
                        4th Quarter        4.00         2.88

Fiscal Year Ended February 29, 1996
                        1st Quarter      $ 4.63       $ 3.25
                        2nd Quarter        4.50         3.31
                        3rd Quarter        5.63         2.56
                        4th Quarter        4.00         2.38

                 There is no established public trading market for the Company's Class B Common Stock, which has ten votes per share and upon transfer is convertible automatically into one share of Class
A Common Stock, which has one vote per share.



                                                    -12-
(B)              Holders

                 As of April 26, 1996 there were approximately 370 holders of record of Class A Common Stock (including brokerage firms holding stock in "street name" and other nominees) and 567 holders of record of Class B Common Stock.

(C)              Dividends

                 Since its organization, the Company has not paid any dividends on its shares of Common Stock. Management anticipates that for the foreseeable future all earnings will be retained for use in its business and, accordingly, it does not intend to pay cash dividends. The Company's current revolving credit facility prohibits the payment of cash dividends on the common stock.

ITEM 6.
SELECTED FINANCIAL DATA (in thousands, except share and per share data)


                                                                         Years Ended
                                                  February    February    February    February    February
                                                  29, 1996    28, 1995    28, 1994    28, 1993    29, 1992
CONSOLIDATED OPERATIONS DATA:
Revenues                                           $410,160    $325,111    $246,082    $198,627    $168,508
Costs and expenses:
  Operating costs                                   256,719     201,365     152,824     128,331     113,423
  General and administrative expenses               143,704     111,462      83,682      62,075      48,817
  Provision for doubtful accounts                     2,678       2,431       2,400       2,352       2,588
  Amortization of intangible assets                   1,823       1,237         884         775         826
  Interest expense                                      948       1,237       2,189       2,244       3,481
  Other (income) expense, net                           815        (818)       (569)       (935)       (453)
       Total costs and expenses                     406,687     316,914     241,410     194,842     168,682
Income (loss) from operations
  before income taxes                                 3,473       8,197       4,672       3,785        (174)
Provision for income taxes                            1,459       3,462       1,308       1,211          34
Income (loss) from operations                         2,014       4,735       3,364       2,574        (208)
Extraordinary Item: Gain on refinancing, net           -           -           -           -            960
Net income                                         $  2,014    $  4,735    $  3,364    $  2,574    $    752

Income (loss) applicable to common
  stockholders:
    Income (loss) from operations                  $  2,014    $  4,735    $  3,954    $  2,174    $   (608)
    Extraordinary item                                 -           -           -           -            960
    Income applicable to common
      stockholders                                 $  2,014    $  4,735    $  3,954    $  2,174    $    352

Income (loss) per common and common
  equivalent share -
  Primary:
    Income (loss) from operations                  $    .08    $    .20    $    .20    $    .14    $   (.09)
    Extraordinary item                                 -           -           -            -           .14
    Income                                         $    .08    $    .20    $    .20    $    .14    $    .05
  Fully diluted:
    Income                                         $    .08    $    .20    $    .20    $    .13    $    .05

Cash dividends per common share                    $   -       $   -       $   -       $   -       $   -
Weighted average number of common
  and common equivalent shares
  outstanding:
    Primary                                          25,340      24,073      22,175      16,073       7,094
    Fully diluted                                    25,532      24,376      22,175      16,488       7,712

CONSOLIDATED BALANCE SHEET DATA:

Total assets                                       $120,527    $103,486    $ 87,310    $ 66,983    $ 62,174

Working capital                                      12,007      22,038      26,855      17,214      14,012

Current portion of long-term liabilities              2,356       1,267         827       1,797       1,610

Long-term liabilities                                 9,611       9,186      14,021      13,768      13,097

Total liabilities                                    65,217      51,135      48,035      37,708      35,631

Redeemable Class B Preferred Stock
  and accrued dividends                                -           -           -          6,034       5,634

Stockholders' equity                                 55,310      52,351      40,976      23,241      20,909

<F1>

Certain prior period amounts have been reclassified to conform with the fiscal 1996 presentation.

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


Results of Operations

Years Ended February 29, 1996 ("Fiscal 1996"), February 28, 1995
("Fiscal 1995") and February 28, 1994 ("Fiscal 1994")


                 Revenues. Total revenues increased by $85.0 million or 26.2% to $410.1 million in fiscal 1996 from $325.1 million in fiscal 1995. This increase included $11.2 million of revenue from acquisitions made in fiscal 1996, including $5.6 million of revenues from a regional home health care provider based in Raleigh-Durham, North Carolina which was acquired in August 1995, and $5.6 million of revenues from three other companies acquired since August 1995. Further, revenues generated by an Atlanta, Georgia based provider of medical staffing services (ATC) acquired in July 1994, which are included for the full fiscal 1996 period, contributed $8.6 million of increased revenue in fiscal 1996 as compared to fiscal 1995. The introduction and expansion of medical staffing services in some of the Company's existing locations added
$2.2 million of revenues in fiscal 1996. Expansion of the Company's franchise program resulted in increased health care revenues of $27.0 million in fiscal 1996 over fiscal 1995 from the addition of new locations in fiscal 1996 and the addition of locations during fiscal 1995 which are included in the full fiscal
1996 period. Additionally, the Company generated increased revenue of $39.0 million, or 13%, in fiscal 1996 over fiscal 1995, from existing locations which were included for the entire two fiscal periods. Offsetting the foregoing increases, the Company reduced its Medicare revenues by $3.0 million due to a revision in the methodology used to allocate corporate overhead, as required by the Medicare fiscal intermediary.

        Revenues increased by $79.0 million or 32.1% to $325.1 million in fiscal 1995 from $246.1 million in fiscal 1994. This increase includes $15.4 million of revenue from ATC acquired by the Company in July 1994. Further, revenues generated by a regional home health care business acquired in July 1993, which are included for the full 1995 period, contributed $12.9 million of increased revenue in the 1995 period as compared to the 1994 period. In addition to the effect of these acquisitions, the increase in revenues is primarily due to an increase of $39.1 million, or 33.6%, in the Company's Medicare revenues to $155.5 million in fiscal 1995 period from $116.4 million in fiscal 1994 period. Additionally, there was an increase of $6.2 million, or 10.6%, in the Company's Medicaid and other local government program revenues to $64.7 million from $58.5 million in fiscal 1994. The remainder of the increase of $5.4 million in revenues in fiscal
1995 is primarily due to an increase of $3.4 million, or 8.2%, in revenues from insurance and private payors to $45.1 million from $41.7 million in the 1994 period. The foregoing increases in revenues include $13.6 million derived from new franchise operations added in fiscal 1995 in connection with the Company's continued expansion of its franchise program.

                 The increase in Medicare and Medicaid revenues during the three years ended February 29, 1996 was due to an increase in the number of locations participating in these programs. In order to be certified by the Health Care Finance Administration as a home health agency which may participate in the Medicare program, among other things, a location must satisfy certain operational standards with respect to the number and qualifications of personnel, service levels and related supervision as well as meet certain financial standards with respect to the preparation of annual budgets and capital expenditure plans. The number of locations which are eligible to provide Medicare services has increased from 81 as of February 28, 1994, to 132 as of February 29, 1996. Additionally, the Company has continued to respond to the related, increasing market demand for health care services.

                 The Company receives payment for its health care services from several sources. The following are the Company's service revenues by payment source:

                                              Years Ended
                                    February    February   February
                                    29, 1996    28, 1995   28, 1994
Medicare ..........................   57.7%       56.5%      53.5%
Medicaid and other local
 government programs  .............   19.4        20.1       24.2
Insurance and private payors ......   13.4        14.5       17.4
Hospitals, nursing homes and
 other health care institutions ...    9.3         8.9        4.3
Other .............................    0.2          -         0.6
Total .............................  100.0%      100.0%     100.0%

                 The change in revenue mix and the reimbursement sources reflect the Company's growth of its home health care operations and the expansion of its supplemental staffing services. Supplemental staffing revenues increased by $9.3 million, or 32.4%, to $38.1 million in fiscal 1996 from $28.8 million in fiscal 1995, as compared to $10.5 million in fiscal 1994. The increase in fiscal
1996 included $8.6 million from the ATC locations acquired in July
1994.

                 The portion of the Company's service revenues attributable to franchise operations has been increasing. The service revenues attributable to franchise offices increased to 82% in fiscal 1996 from 77% in fiscal 1995 and from 75% in fiscal 1994. The increase in revenues attributable to franchise offices was due to the increase in the number of locations operated by franchisees from 94 locations operated by 57 franchisees as of February 28, 1994 to 184 locations operated by 85 franchisees as of February 29, 1996. These increases result from the Company's continuing efforts to expand its operations in additional markets primarily through the recruitment of new franchisees.

                 Operating Costs. Operating costs were 62.8%, 62.1% and 62.3% of service revenues in fiscal 1996, 1995 and 1994,
respectively.   Operating costs represent the direct costs of
providing services to patients, including direct service wages, payroll taxes, travel costs, insurance costs directly related to services, medical supplies and the cost of contracted services.
The increase in the percentage of operating costs in fiscal 1996 is primarily due to the reduction in Medicare revenues due to a revision in the methodology used to allocate corporate overhead.

                 The payroll fringe costs, consisting primarily of payroll taxes and workers compensation insurance, represents 14.6%, 17.3% and 21.1% of direct service wages in fiscal 1996, 1995 and 1994, respectively. The decrease in payroll fringe costs as a percentage of direct service wages in fiscal 1996 was primarily due to reduced premiums for workers compensation insurance.

                 The cost of contracted services represents 8.1%, 9.8% and 7.4% of service revenues in fiscal 1996, 1995 and 1994, respectively. The decrease in these costs in fiscal 1996 as a percentage of service revenues is primarily due to the Company's expansion and use of its own qualified work force to provide medical staffing services which were previously rendered by contractors. The increase in these costs in fiscal 1995 was primarily due to the increase in Medicare services provided by the Company.

                 The revenues, operating costs and resultant gross margins generated by the Company's franchise and Company-owned locations are as follows:
                                                         ($ in millions)
                                                           Years Ended
                                                  February  February  February
                                                  29, 1996  28, 1995  28, 1994

Total revenues - Franchise                          $334      $251      $184
Total revenues - Company-Owned                        76        74        62
Total revenues                                      $410      $325      $246

Operating costs - Franchise                         $207      $154      $112
Operating costs - Company-Owned                       50        47        41
Operating costs                                     $257      $201      $153

Gross margin - Franchise                            $127      $ 97      $ 72
Gross margin - Company-Owned                          26        27        21
Gross margin                                        $153      $124      $ 93

                 The gross margin percentages generated by Company-owned locations are lower than those for franchise locations as a result of a proportionately higher volume of services which have lower gross margin percentages, such as supplemental staffing and Medicaid.

                 General and Administrative Expenses. General and administrative expenses increased by $32.2 million or 28.9% in fiscal 1996 as compared to fiscal 1995 and increased by $27.8 million or 33.2% in fiscal 1995 as compared to fiscal 1994. These costs expressed as a percentage of service revenues were 35.1%, 34.4% and 34.1% in fiscal 1996, 1995 and 1994, respectively. The increase in general and administrative expenses as a percentage of service revenues is primarily due to the increases in the Company's Medicare services, which require higher administrative costs than non-Medicare services. Included in the increase in fiscal 1996 is $3.2 million incurred by the Company's medical staffing division, due primarily to the locations acquired in July 1994, which are included in the full 1996 fiscal year. Further, $2.1 million was incurred by seven locations acquired in August 1995, from a regional home health care provider. Additionally, expansion of the Company's franchise program resulted in increased general and administrative expense of $18.5 million in fiscal 1996 over fiscal 1995, for the amounts distributed to new franchisees which were added in fiscal 1996 and the addition of new franchise locations during fiscal 1995 which are included in the full fiscal 1996 period. Also included in fiscal 1996, are non-recurring total general and administrative expenses incurred from two unprofitable divisions of approximately $1.4 million. Included in general and administrative expenses are reserves and write-offs of notes receivable from franchisees of $169 and $400 in fiscal 1996 and fiscal 1994,

                                                    -18-
respectively. There was no expense incurred in fiscal 1995 related to reserves and write-offs of notes receivable.

                 Provisions for Doubtful Accounts Receivable. The provisions represented 0.7%, 0.8% and 1.0% of service revenues in fiscal 1996, 1995 and 1994, respectively. The decreases in the provisions results from improvements made in billing and collection procedures.

                 Amortization of Intangible Assets. Amortization of intangible assets was approximately $1.8 million in fiscal 1996 as compared to $1.2 million in fiscal 1995 and $900 in fiscal 1994.
The increases are due to business acquisitions made in the 1996 and 1995 fiscal years.

                 Interest Expense. Interest expense was approximately $900 in fiscal 1996 as compared to $1.2 million in fiscal 1995 and $2.2 million in fiscal 1994. The reductions in interest expense were due to a combination of lower interest rates and reduced levels of borrowings required due primarily to the reduction in the amount of time that the Company's accounts receivable were outstanding.


                 Other (Income) Expense, Net. Other (income) expense, net in fiscal 1996 includes expense of $1,580 to provide for the costs to close two unprofitable divisions, $358 in costs associated with the Company's recapitalization and $165 for settlement of litigation. Other income primarily consists of interest received on franchise notes receivable in fiscal 1996, 1995 and 1994.
Interest earned on franchise notes receivable is generally at the prime rate plus three percent.

                 Provision for Income Taxes. The provision for income taxes reflects an effective rate of 42%, 42% and 28% in fiscal
1996, 1995 and 1994, respectively. The effective tax rate of 28% in fiscal 1994 includes a reduction of the Company's valuation allowance of $858.

                 Income Applicable to Common Stockholders. Income applicable to common stockholders for fiscal 1996 was $2.01 million, or $.08 per share, compared to $4.74 million, or $.20 per share in fiscal 1995 and $3.95 million, or $.20 per share in fiscal 1994. Included in fiscal 1994 was a non-recurring gain of $590, or $.03 per share, resulting from a discount from the redemption of the Company's Class B Preferred Stock.

Liquidity and Capital Resources

                 The Company has a secured revolving credit facility which


                                                    -19-
consists of a revolving line of credit and an acquisition line of credit, under which it can borrow up to an aggregate amount of $25 million. The Company is permitted to borrow up to 75% of eligible receivables up to the maximum amount of the credit facility less amounts outstanding under the acquisition line of credit. The acquisition line of credit provides for borrowings up to $7.5 million without collateral to finance acquisitions made by the Company, provided that the sum of all borrowings do not exceed $25 million. Eligible receivables are defined principally as trade accounts receivable which have been outstanding for less than 120 days. Long-term and short-term liquidity will be enhanced to the extent that the accounts receivable on which the Company is not permitted to borrow are reduced and by shortening the amount of time that its accounts are outstanding. The average daily balance outstanding under the credit facility was approximately $1.4 million, $3.3 million, and $11.2 million in fiscal 1996, 1995 and 1994, respectively.

                 Trade accounts receivable at the end of fiscal 1996, 1995, and 1994 were outstanding for an average of approximately 48, 54 and 68 days, respectively. Included in these receivables are amounts derived from Medicare services. The reduction in the days of outstanding trade accounts receivable was due to an increase in the number of the Company's offices which participate in Medicare's periodic interim payment ("PIP") program. Under PIP, the Company receives regular bi-weekly payments based on past Medicare volume. During fiscal 1996, 76 offices participated in the PIP program.

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

                 During fiscal 1994, the Company called for redemption of outstanding public warrants issued in a 1992 public offering, which resulted in the issuance of 5.06 million shares of its common stock. As a result, the Company obtained net proceeds of $13.7 million, a portion of which was used to redeem the Class B
Preferred Stock and pay certain long-term debt obligations.

                 During fiscal 1996 and 1995, the Company purchased and retired a total of 1,363,744 shares of its common stock at a cost of $3.9 million. In December 1995, the Company's Board of
Directors authorized the repurchase of up to 2.4 million shares of common stock, subject to the consent of the Company's bank. The bank gave approval for an initial $3.0 million in purchases of which $1.0 million was utilized through February 29, 1996.


                                                    -20-

                 The Company has several agreements under which it leases computer and other capital equipment through September 2002. The net carrying value of the assets under these leases was approximately $3.8 million and $2.4 million at February 29, 1996 and February 28, 1995, respectively.

                 At February 29, 1996, the Company's debt obligations due within the next twelve months were approximately $2.4 million.

                 The Company expects that its existing working capital, cash from operations and its banking facilities will be sufficient to meet its needs for at least the next twelve months. The Company expects that it will be able to extend or replace its revolving credit agreement on favorable terms prior to its expiration on July
31, 1997.

Effect of Inflation

                 The rate of inflation was immaterial during the 1996 fiscal year. In the past, the effects of inflation on salaries and operating expenses have been offset by the Company's ability to increase its charges for services rendered. The Company anticipates that it will be able to continue to do so in the future, subject to applicable restrictions with respect to services provided to clients eligible for Medicare and Medicaid reimbursement. The Company continually reviews its costs in relation to the pricing of its services.

Recent Pronouncements of the Financial Accounting Standards Board

                 Recent pronouncements of the Financial Accounting Standards Board ("FASB"), which are not required to be adopted at this date, include Statements of Financial Accounting Standards ("SFAS") No. 123,"Accounting for Stock-Based Compensation" ("SFAS 123") and SFAS No. 121, "Accounting for Impairment of Long-Lived Assets to be Disposed Of ("SFAS 121"), which are effective for fiscal years beginning after December 15, 1995. The adoption of SFAS 123 and SFAS 121 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       STAFF BUILDERS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                           Page

INDEPENDENT AUDITORS' REPORT                               F-1


CONSOLIDATED FINANCIAL STATEMENTS:

  Consolidated Balance Sheets as of
    February 29, 1996 and February 28, 1995                F-2

  Consolidated Statements of Income
    for the Years ended February 29, 1996,
    February 28, 1995 and February 28, 1994                F-3

  Consolidated Statements of Stockholders'
    Equity for the Years ended February 29,
    1996, February 28, 1995 and February 28, 1994          F-4

  Consolidated Statements of Cash Flows
    for the Years ended February 29, 1996,
    February 28, 1995 and February 28, 1994                F-5

  Notes to Consolidated Financial Statements               F-6

FINANCIAL STATEMENT SCHEDULE FOR THE YEARS ENDED
  FEBRUARY 29, 1996, FEBRUARY 28, 1995
  AND FEBRUARY 28, 1994

    II - Valuation and Qualifying Accounts                 F-21



All other schedules were omitted because they are not required, not applicable or the information is otherwise shown in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Staff Builders, Inc.:

We have audited the accompanying consolidated balance sheets of Staff Builders, Inc. and subsidiaries (the "Company") as of February 29, 1996 and February 28, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended February 29, 1996. Our audits also included the financial statement schedule listed in the table of contents. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Staff Builders, Inc. and subsidiaries at February 29, 1996 and February 28, 1995 and the results of their operations and their cash flows for each of the three years in the period ended February 29, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche, LLP

Jericho, New York
April 15, 1996

STAFF BUILDERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
                                                         February  February
ASSETS                                           Notes   29, 1996  28, 1995
CURRENT ASSETS:
  Cash and cash equivalents                              $  8,710  $  4,508
  Accounts receivable, net of allowance
    for doubtful accounts of $2,200
    and $1,750, respectively                               52,957    56,222
  Deferred income tax benefits                      8       2,403     1,303
  Prepaid expenses and other current assets         2       3,543     1,954
          Total current assets                             67,613    63,987
FIXED ASSETS, net                                   4       7,436     5,726
INTANGIBLE ASSETS, net                              3      41,877    30,149
OTHER ASSETS                                       2,8      3,601     3,624
TOTAL                                               7    $120,527  $103,486
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                       $  9,003  $  9,654
  Accrued expenses                                  5      16,478    10,834
  Accrued payroll and payroll related expenses      6      27,769    18,874
  Current portion of long-term liabilities          7       2,356     1,267
  Current income taxes payable                      8          -      1,320
          Total current liabilities                        55,606    41,949

LONG-TERM LIABILITIES                               7       9,611     9,186

COMMITMENTS AND CONTINGENCIES                       9

STOCKHOLDERS' EQUITY:                              7,11
  Common stock - $.01 par value; 50,000,000
    shares authorized; 22,937,049 shares
    outstanding at February 28, 1995                           -        229
    Class A Common Stock - $.01 par value;
    50,000,000 shares authorized;
    22,036,313 outstanding at February 29, 1996               220        -
    Class B Common Stock - $.01 par value;
    1,554,936 shares authorized; 1,501,007
    outstanding at February 29, 1996                           15        -
  Convertible preferred stock, 10,000 shares
    authorized; Class A - $1.00 par value;
    666 2/3 shares outstanding at February 29,
    1996 and February 28, 1995                                  1         1
  Additional paid-in capital                               72,767    71,828
  Accumulated deficit                                     (17,693)  (19,707)
          Total stockholders' equity                       55,310    52,351

  TOTAL                                                  $120,527  $103,486

<F1>
                                         See notes to consolidated financial statements

                                                               F-2



STAFF BUILDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

                                                                             Years Ended
                                                               February       February     February
                                                   Notes       29, 1996       28, 1995     28, 1994
REVENUES:
  Service revenues                                             $408,873       $324,013     $245,357
  Sales of franchises and fees, net                  2            1,287          1,098          725

    Total revenues                                              410,160        325,111      246,082

COSTS AND EXPENSES:
  Operating costs                                               256,719        201,365      152,824
  General and administrative expenses                           143,704        111,462       83,682
  Provision for doubtful accounts                                 2,678          2,431        2,400
  Amortization of intangible assets                               1,823          1,237          884
  Interest expense                                                  948          1,237        2,189
  Other (income) expense, net                      2,13             815           (818)        (569)

    Total costs and expenses                                    406,687        316,914      241,410

INCOME BEFORE INCOME TAXES                                        3,473          8,197        4,672

PROVISION FOR INCOME TAXES                           8            1,459          3,462        1,308

NET INCOME                                                     $  2,014       $  4,735     $  3,364






INCOME APPLICABLE TO COMMON STOCKHOLDERS:

NET INCOME                                                     $  2,014       $  4,735     $  3,364

Add net discount
  on Class B Preferred Stock                        10                              -           590

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS                   $  2,014       $  4,735     $  3,954





EARNINGS PER COMMON SHARE:

  Primary earnings per share                        12         $    .08       $    .20     $    .20

  Fully diluted earnings per share                  12         $    .08       $    .20     $    .20

<F1>





                                         See notes to consolidated financial statements

                                                    F - 3

STAFF BUILDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)



                                                                              Convertible
                                                                               Preferred     Additional
                                                                     Common      Stock,        Paid-In    Accumulated  Treasury
                                                  Notes     Total    Stock      Class A        Capital      Deficit     Stock
Balances, March 1, 1993
 (15,808,736 common shares issued)                        $23,241     $158         $1          $51,560    $(28,396)    $(82)
Issuance of 1,076 additional common
 shares in connection with a 1987 acquisition                  -        -
Issuance of 60,500 common shares in
 connection with exercise of stock options         11         129        1                         128
Discount, net of accrued dividends, on
 Redeemable Class B Preferred Stock                10         590                                              590
Issuance of 5,060,000 common shares in
 connection with the call for redemption
 of stock warrants                                 11      13,652       51                      13,601
Retirement of 11,093 shares of treasury stock                  -                                   (82)                  82
Net Income                                                  3,364                                            3,364

Balances, February 28, 1994
 (20,919,219 common shares issued)                         40,976      210          1           65,207     (24,442)       -
Issuance of 600 additional common
  shares in connection with a 1987 acquisition                 -        -
Issuance of 35,450 common shares in
  connection with exercise of stock options        11          95       -                           95
Issuance of 250,000 common shares in
  connection with exercise of stock warrants       11         502        2                         500
Issuance of 2,570,388 common shares in
  connection with acquisitions                      3       8,482       26                       8,456
Issuance of 139,166 common shares in
  connection with the employee stock
  purchase plan                                    11         397        1                         396
Purchase and retirement of 977,774 common shares           (2,836)     (10)                     (2,826)
Net Income                                                  4,735                                            4,735

Balances, February 28, 1995
 (22,937,049 common shares issued)                         52,351      229          1           71,828     (19,707)       -
Issuance of 1,360 additional common
  shares in connection with a 1987 acquisition                 -        -
Issuance of 437,681 common shares in connection
  with exercise of stock options, net of 683,054
  shares used to pay for shares and withholding
  taxes, net of related tax benefits of $772       11         409        4                         405
Issuance of 398,016 common shares in connection
  with exercise of stock warrants                  11       1,130        4                       1,126
Issuance of 149,214 common shares in connection
  with employee stock purchase plan                11         431        2                         429
Purchase and retirement of 386,000 common shares           (1,025)      (4)                     (1,021)
Net Income                                                  2,014                                            2,014
Balances, February 29, 1996
 (23,537,320 common shares issued)                        $55,310     $235         $1          $72,767    $(17,693)    $  -

<F1>

                                         See notes to consolidated financial statements

                                                            F-4

STAFF BUILDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                  Years Ended
                                                                      February      February      February
                                                           Notes      29, 1996      28, 1995      28, 1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                           $ 2,014       $ 4,735       $ 3,364
  Adjustments to reconcile net income to
    net cash provided by operations:
    Depreciation and amortization of fixed assets                        2,120         1,378         1,392
    Amortization of intangibles and other assets                         1,823         1,237           884
    Amortization of rent escalation liability                7              60           106          (167)
    Allowance for doubtful accounts                                        450           350           200
    Deferred income taxes                                    8          (1,013)          513        (1,611)
  Change in operating assets and liabilities:
    Accounts receivable                                                  3,993        (2,452)       (9,712)
    Prepaid expenses and other current assets                           (1,447)         (212)          912
    Accounts payable and accrued expenses                               13,046         6,243         6,656
    Income taxes payable                                                (1,098)         (398)          489
    Other assets                                                           (10)         (595)          556
    Net cash provided by
     operating activities                                               19,938        10,905         2,963

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of businesses                                  3          (7,981)       (3,956)       (1,025)
  Additions to fixed assets, net                                        (1,127)       (2,101)       (1,018)
  Proceeds from disposal of fixed assets                                    14             3            17
    Net cash used in investing activities                               (9,094)       (6,054)       (2,026)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Employee Stock Purchase Plan                11             431           397            -
  Exercise of stock options                                                409            95           129
  Exercise of warrants                                      11           1,130           502        13,652
  Payment of Redeemable Class B Preferred Stock             10              -             -         (5,444)
  Purchase and retirement of common stock                               (1,026)       (2,836)
  Borrowings under revolving line of credit                  7          (6,642)       (5,094)        1,870
  Reduction of notes payable and other
   long-term liabilities                                     7          (1,127)         (737)       (3,993)
    Net cash provided by (used in) financing
     activities                                                         (6,642)       (7,673)        6,214

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     4,202        (2,822)        7,151

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           4,508         7,330           179

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 8,710       $ 4,508       $ 7,330

SUPPLEMENTAL DATA:
  Cash paid for:

    Interest                                                           $   806       $   962       $ 1,974

    Income taxes, net                                                  $ 3,485       $ 2,846       $ 2,485

Fixed assets purchased through
  capital lease agreements                                             $ 2,425       $ 1,330       $   493

Common stock issued for business acquisitions                          $    -        $ 8,482       $    -

<F1>

                                     See notes to consolidated financial statements

                                                    F-5

STAFF BUILDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 29, 1996 ("Fiscal 1996"), FEBRUARY 28, 1995
("Fiscal 1995") AND FEBRUARY 28, 1994 ("Fiscal 1994")
(Dollars in Thousands, Except Where Indicated Otherwise and, for Per Share Amounts)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                 Nature of Business

                 Staff Builders, Inc. ("Staff Builders" or the "Company") is a national provider of home health care personnel and supplemental staffing to health care institutions.

                 Principles of Consolidation

                 The accompanying consolidated financial statements include the accounts of Staff Builders and its wholly-owned subsidiaries. The Company maintains its records on a fiscal year ending the last day in February. All material intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform with the fiscal 1996 presentation.

                 A majority of the Company's service revenues are derived under a form of franchising where the Company licenses independent companies or contractors to represent the Company within a designated territory using the Company's trade names and service marks. These franchisees recruit direct service personnel and solicit orders and assign Company personnel including registered nurses, therapists and home health aides to service the Company's clients. The Company pays and distributes the payroll for the direct service personnel, administers all payroll withholdings and payments, bills the customers and receives and processes the accounts receivable. The franchisees are responsible for providing an office and paying related expenses for administration including rent, utilities and costs for administrative personnel.

                 The Company owns all necessary health care related permits and licenses and, where required, certificates of need for operation of franchise offices. The revenues generated by the franchise operations along with the related accounts receivable belong to the Company. The revenues and related direct costs are included in the Company's consolidated service revenues and operating costs.

                 The Company pays a distribution or commission to the franchisees based on a defined formula of gross profit generated. Generally, the Company pays the home health care franchisee 60% of the gross profit attributable to the non-Medicare operations of the franchise. The payment to the Company's franchsises related to Medicare operations is adjusted for cost limitations and reimbursement of allowable Medicare costs. The Company generally pays the supplemental staffing franchisee 60% of the gross profit based on volume.

                                                       F-6
                 For fiscal 1996, 1995 and 1994, total franchisee distributions of approximately $75.4 million, $56.9 million and $40.5 million, respectively, were included in the Company's general and administrative expenses.

                 Use of Estimates

                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities in the financial statements. Actual results could differ from those estimates.

                 Cash and Cash Equivalents

                 Cash and cash equivalents include certificates of deposit and commercial paper purchased with a maturity of less than three months.

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

                 Intangible Assets

                 The excess of the purchase price and related acquisition costs over the fair market value of the net assets of the businesses acquired is amortized on a straight-line basis over periods ranging from fifteen to forty years. Intangible assets also include customer lists, trademarks and noncompete agreements, which are amortized over a four to fifteen-year period on a straight-line basis. The accumulated amortization as of February 29, 1996 and February 28, 1995, was $7,282 and $6,532, respectively. During fiscal 1996, the Company wrote off $1,014 of fully amortized intangible assets.
Management evaluates the recoverability of intangible assets based on projections of future earnings, on an undiscounted basis, attributable to the assets acquired.

                 Revenue Recognition

                 Revenues generated from the sales and licensing of franchises and initial franchise fees are recognized when the Company has performed substantially all of its obligations under its franchise agreements and when collectibility of such amounts is reasonably assured. In circumstances where a reasonable basis does not exist for estimating collectibility of the proceeds of the sales of franchises and initial franchise fees, such proceeds are deferred and recognized as collections are made, utilizing the cost recovery method (see Note
2).
                                                       F-7

                 Revenues generated from Medicare services are recorded when services are provided at an estimated reimbursement rate. Certain factors used to develop these rates are subject to review and adjustment by the appropriate governmental authorities and may result in additional amounts due to or due from the Company. Management reduces revenues by its estimate of the amount of net adjustments which should ultimately occur. Adjustments, if any, are recorded to these estimates in the period during which they arise. The Company reduced its Medicare revenues by $3.0 million in the quarter ended
November 30, 1995, for which the related amount of the third party payor settlement liability is included in accrued expenses, due to a revision in the methodology used to allocate corporate overhead.

                 Income Taxes

                 Deferred income taxes result from timing differences between financial and income tax reporting which primarily include the deductibility of certain expenses in different periods for financial reporting and income tax purposes.

                 Fair Value of Financial Instruments

                 The carrying amount of cash and cash equivalents, franchise notes receivable, obligations under capital leases and notes payable and other liabilities related to acquisitions approximate fair value.

2.               FRANCHISE OPERATIONS

                 Franchise notes receivable generally bear interest at the prevailing prime lending rate plus three percent and are generally payable over a term of ten years. The balance of these notes receivable at February 29, 1996 and February 28, 1995 amounted to
$1,533 and $1,816, net of deferred income reflected as a valuation reserve for financial reporting purposes of $5,456 and $4,971, respectively. The net balances of these notes at February 29, 1996 and February 28, 1995 include $191 and $188 in Prepaid Expenses and
Other Current Assets and $1,342 and $1,628 in Other Assets, respectively. During fiscal 1996, 1995 and 1994, $526, $381 and $178, respectively, of notes receivable previously not recognized into income were collected and included in revenues.

                 Sales of franchises and fees, net include $761, $480 and $498 of initial franchise fees for fiscal 1996, 1995 and 1994, respectively. The initial franchise fees received in fiscal 1996 and 1995 include $507 and $452 for health care franchises and $254 and $28 for supplemental staffing franchises, respectively. The remaining amounts represent charges to franchisees for the use of Company assets including customer and employee lists. The Company has performed substantially all of its obligations as required under the terms of its franchise agreements.

                 General and administrative expenses include reserves and write-offs of notes receivable from franchisees of $169 and $400 in


                                                       F-8
fiscal 1996 and 1994, respectively. There was no expense incurred in fiscal 1995 related to reserves and write-offs of notes receivable.

                 Other income primarily consists of interest received on franchise notes receivable.

                 During fiscal 1993, one of the franchisees was acquired by a corporation owned by a family member of one of the Company's officers. The purchase price for the franchise included the assumption of a note payable to the Company of $845 of which $771 remains outstanding at February 29, 1996. The note bears interest at three percent above the prevailing prime lending rate and matures in 2009.

                 Five of the Company's officers, including two executive officers, own all or a portion of four franchises. Two of these officers own a portion of a franchise for which a note payable was issued to the company of $300 of which $281 remains outstanding at February 29, 1996. Additionally, two other Company officers own two franchises for which a liability to the Company of $51 remains outstanding at February 29, 1996. Further, a Company officer acquired a portion of a franchise for which a note payable of $105 remains outstanding at February 29, 1996.


3.               ACQUISITIONS

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

On September 1, 1995, the Company acquired assets of Accredicare, Inc., a health care provider consisting of four locations, in central New Jersey, which was accounted for as a purchase for which cash consideration of approximately $1.2 million was paid. This health care provider currently operates these locations as a franchise of the Company. Commencing in September 2000, the franchise has the option to require the Company to purchase the right to operate in these locations for an amount equal to the gross margin generated for the prior twelve month period.

On September 29, 1995, the Company acquired assets of Care Star, Inc., a health care provider consisting of nine locations in Virginia, Indiana and Central Ohio, which was accounted for as a purchase for aggregate cash consideration of approximately $2.4 million.

On July 22, 1994, the Company acquired the stock of ATC Services Incorporated ("ATC"), an Atlanta, Georgia based provider of medical staffing services, for aggregate consideration of approximately $8.7 million which resulted in goodwill and intangibles of approximately $5.7 million. The consideration consisted of approximately 2.5

                                                       F-9

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

                 The results of operations of the acquired companies are included in the accompanying consolidated financial statements subsequent to their respective dates of acquisition. Revenues, net income and earnings per share, on an unaudited pro-forma basis for the year ended February 29, 1996, if the fiscal 1996 acquisitions had occurred on March 1, 1995, would have approximated $425 million, $2.3 million and $.09, respectively. Revenues, net income and earnings per share on an unaudited pro-forma basis for the year ended February 28, 1995, if the fiscal 1996 and 1995 acquisitions had occurred on March
1, 1994, would have approximated $368 million, $5.4 million and $.21, respectively. Revenues, net income and earnings per share on an unaudited pro-forma basis for the year ended February 28, 1994, if the fiscal 1995 and 1994 acquisitions had occurred on March 1, 1993, would have approximated $295 million, $3.7 million and $.17, respectively.

                 Additionally, the Company acquired certain assets, consisting primarily of employee and customer lists, of other home health care providers in fiscal 1996, 1995 and 1994 for aggregate consideration of approximately $4,693, $3,147 and $712, respectively. The fiscal 1996 and fiscal 1994 consideration included $2,933 and $532 in cash and $1,760 and $180 in notes payable (see Note 7), respectively. The fiscal 1995 consideration was paid in cash. These acquisitions consisted of eleven, seven, and five separate health care entities in fiscal 1996, 1995 and 1994, respectively, and were accounted for as purchase transactions.

                 In connection with the fiscal 1996 and 1995 acquisitions, consideration paid was as follows:


                                               1996         1995

      Fair value of assets acquired......    $15,440       $5,559
      Liabilities assumed................      7,459        1,603
      Total consideration for
       assets and stock..................    $ 7,981       $3,956






                                                      F-10

4.    FIXED ASSETS

      Fixed assets consist of the following:

                                             February     February
                                             29, 1996     28, 1995

      Equipment under capital leases
        (see Note 7).....................    $ 5,341      $ 3,147
      Office equipment, furniture
        and fixtures.....................      5,988        6,293
      Leasehold improvements.............        752          578
      Land and building..................        106          106
      Total, at cost.....................     12,187       10,124
      Less accumulated depreciation
        and amortization.................      4,751        4,398

      Fixed assets, net..................    $ 7,436      $ 5,726


      During fiscal 1996 and fiscal 1995, the Company wrote off fully depreciated fixed assets of approximately $1.7 million and $2.1 million, respectively.


5.          ACCRUED EXPENSES


            Accrued expenses include $7,185 and $5,460 at February 29, 1996 and February 28, 1995, respectively, of accrued franchise distributions. Also included in accrued expenses at February 29, 1996 and February 28, 1995 was $7,036 and $2,853, respectively, reflecting the Company's third-party payor settlement liability.

6.          ACCRUED PAYROLL AND PAYROLL RELATED EXPENSES

            Accrued payroll and payroll related expenses consist of the following:


                                             February    February
                                             29, 1996    28, 1995

       Accrued payroll.....................  $11,781     $ 8,605
       Accrued insurance  .................   10,563       5,531
       Accrued payroll taxes ..............    2,567       3,048
       Other ..............................    2,858       1,690
       Total ..............................  $27,769     $18,874








                                                      F-11




7.     LONG-TERM LIABILITIES

       Long-term liabilities consist of the following:

                                             February    February
                                             29, 1996    28, 1995

       Borrowings under a secured revolving
         line of credit(a).................  $    -      $ 6,461
       Obligations under capital leases(b).    3,755       2,290
       Rent escalation liability(c)........    1,086         769
       Notes payable and other liabilities
         related to acquisitions(d)........    5,428         301
       Other...............................    1,698         632

       Total...............................   11,967      10,453
       Less current portion................    2,356       1,267
       Long-term liabilities(e)............  $ 9,611     $ 9,186


(a) The Company has a secured credit facility which expires on July 31, 1997. The credit facility consists of a revolving line of credit and an acquisition line of credit, under which the Company can borrow up to an aggregate amount of $25 million.

      Amounts borrowed under the credit facility are collateralized by a pledge of all the stock of the Company's subsidiaries, by all accounts receivable and by liens on substantially all other assets of the Company and its subsidiaries. The agreement contains certain financial covenants which, among other things, (i) require the maintenance of a specified minimum defined level of effective net worth, net income, and the ratio of senior debt to effective net worth, (ii) limit the amount of capital expenditures, and (iii) prohibit the declaration or payment of cash dividends.

      The amount available for borrowing under the credit facility was $24.8 million at February 29, 1996 and $13.8 million at February 28, 1995. The maximum amounts borrowed under the credit facility for fiscal 1996 and 1995, were $10.0 million and $16.9 million and the average interest rates were 8.98% and 7.53%, respectively.

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

      During fiscal 1996, funds were borrowed at the prevailing prime lending rate, such prime rate being 8.25% at February 29, 1996. A commitment fee on the unused portion of the credit facility is payable at the rate of .375% per annum, together with an annual collateral management fee of $75.

                                                      F-12
(b) At February 29, 1996, the Company had capital lease agreements for computers and other equipment through September 2002. The net carrying value of the assets under capital leases was approximately $3.8 million and $2.5 million at February 29, 1996 and February 28, 1995, respectively, and such amounts are included in Fixed Assets.

(c) The lease on the Company's corporate headquarters requires scheduled rent increases through September 30, 2003. A rent escalation liability is recorded for the amounts required to record the expense of this lease on a straight-line basis over the life of the lease, in excess of payments made.

(d) At February 29, 1996, the Company had a balance of notes payable and other liabilities related to acquisitions made during fiscal 1996 of $4,511 and $697, respectively. The notes payable bear interest at 7.5% to 8.0% and are payable through September 2010. Additionally, in connection with acquisitions made in prior fiscal years, an aggregate remaining balance of $220 at February 29, 1996, bears interest at 7.0% to 8.0% and matures at dates through October 2003.

(e)     Long-term liabilities maturing subsequent to February 29, 1996 are as follows:
                                  Obligations
                                     Under
                                    Capital      Other
    Years Ending February           Leases       Debt      Total

    1997....................       $1,579       $1,051    $ 2,630
    1998....................        1,309          565      1,874
    1999....................          989          451      1,440
    2000....................          403          610      1,013
    2001....................            4          636        640
    Thereafter..............            6        4,899      4,905
                                    4,290        8,212     12,502
    Less amount representing
      interest ($274 payable
      in fiscal 1997).......          535           -         535

    Total...................       $3,755       $8,212    $11,967

8.  INCOME TAXES

         The provision for income taxes consists of the following:

                                            Years Ended
                                     February    February   February
                                  29, 1996    28, 1995   28, 1994

    Current:
       Federal..............      $ 1,829      $2,208     $2,221
       State................          643         741        698
    Deferred................       (1,013)        513       (753)
    Reduction of valuation
     allowance..............           -           -        (858)

    Total...................      $ 1,459      $3,462     $1,308


                                                         F-13
         The deferred tax assets (liabilities) at February 29, 1996 and February 28, 1995 are comprised of the following:

                                         February      February
                                         29, 1996      28, 1995
     Current:
       Allowance for doubtful
        accounts receivable......         $  647        $  453
       Nondeductible accruals....          1,756           850
         Current.................          2,403         1,303

     Non-Current:
       Revenue recognition.......            407           261
       Accelerated depreciation..           (370)          (84)
       Other assets..............             65            21
         Non-current.............            102           156

           Total.................         $2,505        $1,459

         The non-current deferred tax assets are included in Other Assets on the accompanying balance sheets.

         The following is a reconciliation of the effective income tax rate to the Federal statutory rate:

                                                 Years Ended
                                    February    February    February
                                        29, 1996    28, 1995    28, 1994
         Federal statutory rate.......    34.0%      34.0%       34.0%
         State and local income taxes,
          net of Federal income
          tax benefit.................     8.7        6.9         7.5
         Tax credits..................    (3.9)      (0.1)       (0.2)
         Goodwill amortization........     8.9        2.9         3.9
         Reduction in valuation
          allowance on deferred
          tax assets .................      -          -        (18.4)
         Reversal of prior year
          accrual.....................    (7.4)        -           -
         Other........................     1.7        1.5        (1.2)
         Effective rate...............    42.0%      42.2%       28.0%

9.       COMMITMENTS AND CONTINGENCIES

         Approximate minimum annual rental commitments for the remaining terms of the Company's noncancellable operating leases relating to office space and equipment rentals are as follows:

         Years Ending February

            1997 ............................  $ 4,007
            1998 ............................    3,289
            1999 ............................    2,672
            2000 ............................    2,103
            2001 ............................    1,715
            Thereafter ......................    3,224
            Total ...........................  $17,010

                                                    F-14
         Certain leases require additional payments based upon property tax and maintenance expense escalations.

         Aggregate rental expense for fiscal 1996, 1995 and 1994 approximated $3,409, $2,850 and $2,605, respectively.

         The Company has entered into employment agreements with several key officers and personnel which require minimum aggregate payments of approximately $2,850, $1,855, $1,267, $1,076 and
$1,180, over the next five fiscal years. Agreements with two executives provide, in the event of their death, for the continued payment of their compensation to their beneficiaries for the duration of their agreements. Additionally, certain officers have entered into agreements which provide that in the event of change in control of, and the discontinuance of such employee's employment, the Company will pay a lump sum amount of 2.99 times the average annual compensation paid to the employee during the five-year period immediately preceding the date of the discontinuance of employment.

         The Company is a guarantor of a mortgage in the amount of $561 as of February 29, 1996 through February 2005 arising from the sale of land and a building in June 1988.

         On September 20, 1995, the United States Attorney for the Eastern District of Pennsylvania alleged that (i) between 1987 and 1989, a corporation, substantially all assets and liabilities of which were acquired by a subsidiary of the Company in 1993, submitted false claims to Medicare totaling approximately $1.5 million and (ii) officers and employees of that corporation submitted false statements in support of such claims, and made a pre-complaint civil settlement demand of approximately $4.5 million. The alleged false claims and false statements were made before the Company acquired that corporation in 1993. Based on its preliminary investigation, the Company believes that the amount of improper claims, if any, submitted by that corporation to Medicare between 1987 and 1989, were significantly below $1.5 million. The Company is in negotiations with the office of the United States Attorney to resolve this matter, but is unable to predict the ultimate costs, if any, that may be incurred by the Company. As such no provision has been made in the accompanying financial statements.

         The Company is a defendant in several civil actions which are routine and incidental to its business. The Company purchases insurance in such amounts which management believes to be reasonable and prudent. In management's opinion, after consultation with legal counsel, settlement of these actions will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations. Accrued expenses include $386 at February 29, 1996 which represents the estimated amount of liability claims payable. Such amount represents the deductible amount for which the Company is liable, net of payments by the Company's insurers which are probable of realization, estimated at approximately $1.4 million.

                                                    F-15

10.      REDEEMABLE CLASS B PREFERRED STOCK

         The Company redeemed all of the Class B Preferred Stock upon the payment of $5,444 during fiscal 1994. Such amount was net of a discount of $900. Income applicable to common stockholders for fiscal 1994 included the discount, less dividends accrued of $310.

11.      STOCKHOLDERS' EQUITY

         Common Stock - Recapitalization and Voting Rights

         During fiscal 1996 the shareholders approved a plan of recapitalization by which the existing Common Stock, $.01 par value, was reclassified and converted into either Class A Common Stock, $.01 par value per share, or Class B Common Stock, $.01 par value per share. Prior to the recapitalization, shares of common stock that were held by the beneficial owner for at least 48 consecutive months were considered long-term shares, and, were entitled to ten votes for each share of stock. Pursuant to the recapitalization, long-term shares were converted into Class B Common Stock and short-term shares (beneficially owned for less than 48 months) were converted into Class A Common Stock. As a result of the recapitalization, 1,554,936 shares of Class B common stock were issued.

         A holder of Class B Common Stock is entitled to ten votes for each share and each share is convertible into one share of Class A Common Stock (and will automatically convert into one share of Class A Common Stock upon any transfer subject to certain limited exceptions). Except as otherwise required by the Delaware General Corporation Law, all shares of common stock vote as a single class on all matters submitted to a vote by the stockholders.

         The recapitalization included all outstanding options and warrants to purchase shares of common stock which were converted automatically into options and warrants, to purchase an equal number of shares of Class A Common Stock.

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

         A total of 671,500 stock options were granted under the 1993 Stock Option Plan, at option prices ranging from $2.63 to $3.87, of which 597,500 remain outstanding at February 29, 1996.
                                                    F-16
A summary of activity under the 1993 Stock Option Plan, the 1986
NQSO Plan and the 1983 ISO Plan is as follows:

                                   Options
                                     for Shares    Price per Share

         Options outstanding at
           February 28, 1993         2,690,125      $1.31 to $6.38
         Granted                     1,029,540      $2.19 to $3.87
         Exercised                     (60,500)     $1.93 to $3.00
         Terminated                    (45,550)     $2.19 to $3.00

         Options outstanding at
           February 28, 1994         3,613,615      $1.31 to $6.38
         Granted                       110,500      $2.94 to $3.75
         Exercised                     (35,450)     $1.31 to $3.00
         Terminated                    (23,800)     $2.19 to $3.69

         Options outstanding at
           February 28, 1995         3,664,865      $1.63 to $6.38
         Granted                        31,000      $2.63 to $2.94
         Exercised                  (1,120,735)     $1.75 to $3.00
         Terminated                    (72,100)     $2.19 to $4.00

         Options outstanding at
           February 29, 1996         2,503,030      $1.63 to $6.38


         Included in the outstanding options are 739,622 ISO's and 1,397,523 NQSO's which were exercisable at February 29, 1996. The remaining options to purchase 365,885 shares become exercisable at various dates through April 1998.

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

         A total of 2,230,000 stock options were granted under the 1994 Performance-Based Stock Option Plan at an option price of $3.14.
Options for 1,115,000 are currently exercisable through 2004 and the remaining 1,115,000 options may become exercisable prior to October 1998 based upon the market price of the Company's common stock.

         During fiscal 1994, the Company adopted an Employee Stock Purchase Plan which provides for the issuance of up to one million shares of its common stock. The purchase price of the shares is the lesser of 90 percent of the fair market value at the enrollment date, as defined, or the exercise date. During fiscal 1996 and 1995 a total of 288,380 shares were issued under this plan.


                                                    F-17
         Stock Warrants

         In connection with a public sale of securities completed in February 1992, the Company sold warrants to purchase its common stock at $3.00 per share. During fiscal 1994, the Company called for redemption of the outstanding public warrants, which resulted in the issuance of 5.06 million shares of common stock and net proceeds of $13.7 million. In connection with the redemption of the warrants, the Company issued to a financial advisor, for an aggregate of $200, warrants to purchase 200,000 shares of the Company's common stock at $3.20 per share. These warrants were exercised during fiscal 1996.

         In connection with the February 1992 public sale of securities, the Company sold to the underwriter and its designees, for an aggregate consideration of $200, warrants to purchase 200,000 units at an exercise price of $9.90 per unit. Each unit consists of four shares of common stock. During fiscal 1996, warrants to purchase 49,504 units were exercised and the company issued 198,016 shares and received proceeds of $490. The remaining underwriter warrants are exercisable through January 31, 1997.

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

         Common Shares Reserved

         The following represents common shares reserved and available for issuance, at February 29, 1996, for options granted and outstanding warrants and employee stock purchases:
                                                           Available
                                              Reserved   for Issuance
       1994 Performance-Based Stock
           Option Plan.....................  2,230,000    1,170,000
       1993, 1986 and 1983 Stock
           Option Plans....................  2,503,030      358,500
       1993 Employee Stock Purchase Plan ..         -       711,620
       Underwriter Unit Warrants ..........    601,984       -
       Other Warrants .....................    400,000       -
       Other...............................     50,221        -
       Total .............................   5,785,235    2,240,120
                                                      F-18
12.      EARNINGS PER COMMON SHARE

         Primary and fully diluted earnings per common and common equivalent share were computed by dividing the earnings applicable to common stockholders, as adjusted in fiscal 1994 for the dividends and discount on the Class B Preferred Stock (see Note 10), by the weighted average number of shares of common stock and common stock equivalents which consist principally of dilutive stock options and warrants.

         The fiscal 1995 and 1994 computations include the additional shares and the assumed savings of interest expense, net of income taxes, that would have occurred if all outstanding options and warrants were exercised.

         The following table presents information necessary to calculate earnings per share for fiscal 1996, 1995 and 1994 (in thousands):
                                                   Years Ended
                                        February    February   February
                                        29, 1996    28, 1995   28, 1994
Primary
  Shares outstanding:
     Weighted average outstanding        23,598     22,389     16,412
     Share equivalents                    1,742      1,684      5,763
     Adjusted outstanding                25,340     24,073     22,175
  Adjusted net income applicable
   to common stockholders:
     Net income                         $ 2,014    $ 4,735    $ 3,364
     Add net discount (deduct
       dividends) on Class B
       Preferred Stock (see Note 10)        -          -          590
     Net income applicable to
       common stockholders                2,014      4,735      3,954
     Add interest savings, net
       of tax provision                     -          -          438

  Adjusted net income applicable
   to common stockholders               $ 2,014    $ 4,735    $ 4,392

Fully Diluted
  Shares outstanding:
     Weighted average outstanding        23,598     22,389     16,412
     Share equivalents                    1,934      1,987      5,763
     Adjusted outstanding                25,532     24,376     22,175
  Adjusted net income applicable
   to common stockholders:
     Net income                         $ 2,014    $ 4,735    $ 3,364
     Add net discount (deduct
       dividends) on Class B
       Preferred Stock (see Note 10)        -          -          590
     Net income applicable to
       common stockholders                2,014      4,735      3,954
     Add interest savings, net
       of tax provision                     -           25        373

  Adjusted net income applicable
   to common stockholders               $ 2,014    $ 4,760    $ 4,327
                                                          F-19


13.      UNAUDITED QUARTERLY FINANCIAL DATA

         Summarized unaudited quarterly financial data for fiscal 1996 and 1995 are as follows (in thousands, except per share data):

                                                          Quarters Ended
                                          May           August      November      February
                                        31, 1995       31, 1995     30, 1995      29, 1996
Revenues .........................      $ 98,426       $100,369     $105,971      $105,394
Gross profit .....................      $ 37,928       $ 38,099     $ 37,272      $ 40,142
Net Income (Loss).................      $  1,394       $  1,542     $ (1,860)     $    938
Income (Loss) per common share:
   Primary .......................      $    .06       $    .06     $   (.08)     $    .04
   Fully diluted .................      $    .06       $    .06     $   (.08)     $    .04
Weighted average number
 of common shares:
   Primary........................        25,222         25,616       23,847        24,358
   Fully diluted .................        25,239         25,681       23,847        24,451

                                                          Quarters Ended
                                           May          August      November      February
                                        31, 1994       31, 1994     30, 1994      28, 1995

Revenues .........................      $ 72,577       $ 76,038     $ 85,085      $ 91,411
Gross profit .....................      $ 26,725       $ 30,134     $ 32,325      $ 34,562
Net Income........................      $    814       $  1,178     $  1,263      $  1,480
Income per common share:
   Primary .......................      $    .04       $    .05     $    .05      $    .06
   Fully diluted .................      $    .04       $    .05     $    .05      $    .06
Weighted average number
 of common shares:
   Primary........................        23,103         23,708       25,042        24,463
   Fully diluted .................        23,123         23,804       26,244        25,936


        The quarterly earnings per share amounts were calculated on a discrete basis and therefore may not aggregate to the year to date earnings per share amounts.


     The Company reduced its revenues by $3.0 million in the quarter ended November 30, 1995 due to a change in the method of allocating overhead to the Company's Medicare operations. The Company also recorded charges in other (income) expense, net including $1.6 million during the quarter ended November 30, 1995 for the closure of two unprofitable divisions, $165 for settlement of litigation and $358 of costs associated with the Company's recapitalization (see Note 11).








                                                    F-20


                                                                SCHEDULE II

STAFF BUILDERS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

                                                  Years Ended
                                    February        February         February
                                    29, 1996        28, 1995         28, 1994
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

  Balance, beginning of period      $ 1,750         $ 1,400          $ 1,200

  Charged to costs and expenses       2,678           2,431            2,400

  Deductions                         (2,228)         (2,081)          (2,200)

  Balance, end of period            $ 2,200         $ 1,750          $ 1,400


ACCUMULATED AMORTIZATION OF
  INTANGIBLE ASSETS:

  Balance, beginning of period      $ 6,532         $ 5,342          $ 4,485

  Charged to costs and expenses       1,764           1,190              857

  Deductions                         (1,014)            -                -

  Balance, end of period            $ 7,282         $ 6,532          $ 5,342



DEFERRED INCOME (NETTED AGAINST
  FRANCHISE NOTES RECEIVABLE):

  Balance, beginning of period      $ 4,971         $ 5,761          $ 5,693

  Charged to notes receivable         1,115             402              390

  Deductions                         (  630)         (1,192)            (322)

  Balance, end of period            $ 5,456         $ 4,971          $ 5,761

                                                    F-21

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

                 There have been no such changes or disagreements.




                                                  PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 The information required by Items 10, 11, 12 and 13 is included in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this Report is filed, and which information is incorporated herein by reference.


                                                   PART IV


ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                 REPORTS ON FORM 8-K

(A)  Financial Statements and Financial Statement Schedules

The financial statements, including the supporting schedules, filed as part of the report, are listed in the Table of Contents to the Consolidated Financial Statements.

(B)  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant for the quarter ended February 29, 1996.

(C)  Exhibits



                                                    -22-




                                                EXHIBIT INDEX


Exhibit No.              Description

3.1                      Restated Certificate of Incorporation of the
                         Company, filed July 11, 1988. (A)

3.2                      Certificate of Amendment to the Restated
                         Certificate of Incorporation of the Company, filed August 22, 1991. (B)

3.3                      Certificate of Amendment to the Restated
                         Certificate of Incorporation of the Company, filed September 3, 1992. (A)

3.4 Certificate of Retirement of Stock of the Company, filed February 28, 1994. (C)

3.5 Certificate of Retirement of Stock of the Company, filed June 3, 1994. (A)

3.6 Certificate of Designation, Rights and Preferences of the Class A Preferred Stock of the Company, filed June 6, 1994. (A)

3.7 Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed August 23, 1994. (A)

3.8 Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed October 26, 1995. (D)

3.9 Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed December 19, 1995.

3.10                     Plan Of Recapitalization dated as of May 12, 1995.

3.11                     Amended and Restated By-Laws of the Company. (A)

4.1                      Specimen Class A Common Stock Certificate. (E)

4.2                      Specimen Class B Common Stock Certificate. (F)

4.3 Warrant Certificate issued by the Company to Whale Securities Co., L.P. issued on September 25, 1995.

- - ---------------------
See Notes to Exhibits




Exhibit No.              Description

4.4 Common Stock Purchase Warrant issued by the Company to Strategic Growth International, Inc. on October 22, 1991. (K)

4.5 Common Stock Purchase Warrant issued by the Company to Strategic Growth International, Inc. on February 13, 1992. (K)

10.1 1983 Incentive Stock Option Plan (incorporated by reference to Exhibit 18.1 to the Company's Registration Statement on Form S-18, (File No. 1-83939NY), filed with the Commission on September 15, 1983).

10.2 Amendment to the 1983 Incentive Stock Option Plan (adopted on May 15, 1986). (A)

10.3 Amendment to the 1983 Incentive Stock Option Plan, dated January 1, 1987. (A)

10.4 Amendment to the 1983 Incentive Stock Option Plan, dated as of December 1, 1987. (A)

10.5 Amendment to the 1983 Incentive Stock Option Plan, dated as of August 3, 1988. (A)

10.6 Amendment to the 1983 Incentive Stock Option Plan, dated as of August 8, 1990. (A)

10.7 Amendment to the 1983 Incentive Stock Option Plan, dated as of October 27, 1995. (G)

10.8                     1986 Non-Qualified Stock Option Plan of the
                         Company. (H)

10.9 First Amendment to 1986 Non-Qualified Stock Option Plan, effective as of May 11, 1990. (A)

10.10 Amendment to the 1986 Non-Qualified Stock Option Plan, dated as of October 27, 1995. (I)



- - ---------------------
See Notes to Exhibits







10.11 Resolutions of the Company's Board of Directors amending the 1983 Incentive Stock Option Plan and the 1986 Non-Qualified Stock Option Plan, dated as of June 3, 1991. (A)

10.12                    1993 Stock Option Plan of the Company. (A)

10.13                    Amended and Restated 1993 Employee Stock Purchase
                         Plan of the Company. (J)

10.14 Executive Deferred Compensation Plan, effective as of March 1, 1994. (C)

10.15                    Form of Split-Dollar Life Insurance Agreement. (C)

10.16 1994 Performance-Based Stock Option Plan of the Company (incorporated by reference to Exhibit B to the Company's Proxy Statement, dated July 18, 1994, filed with the Commission on July 27, 1994.)

10.17 Stock Option Agreement, dated June 17, 1991, under the Company's 1983 Incentive Stock Option Plan between the Company and Stephen Savitsky. (A)

10.18 Stock Option Agreement, dated May 26, 1992, under the Company's 1983 Incentive Stock Option Plan between the Company and Stephen Savitsky. (A)

10.19 Stock Option Agreement, dated April 22, 1993, under the Company's 1983 Incentive Stock Option Plan between the Company and Stephen Savitsky. (A)

10.21 Stock Option Agreement, dated as of March 28, 1990, under the Company's 1986 Non-Qualified Stock Option Plan between the Company and Stephen Savitsky. (A)

10.22 Stock Option Agreement, dated as of June 17, 1991, under the Company's 1986 Non-Qualified Stock Option Plan between the Company and Stephen Savitsky. (A)


- - ---------------------
See Notes to Exhibits










10.23 Stock Option Agreement, dated February 3, 1994, under the Company's 1993 Stock Option Plan between the Company and Stephen Savitsky. (A)

10.24 Stock Option Agreement, dated October 1, 1994, under the Company's 1994 Performance-Based Stock Option Plan between the Company and Stephen Savitsky. (A)

10.27 Stock Option Agreement, dated June 17, 1991, under the Company's 1983 Incentive Stock Option Plan between the Company and David Savitsky. (A)

10.28 Stock Option Agreement, dated May 26, 1992, under the Company's 1983 Incentive Stock Option Plan between the Company and David Savitsky. (A)

10.29 Stock Option Agreement, dated April 22, 1993, under the Company's 1983 Incentive Stock Option Plan between the Company and David Savitsky. (A)

10.31 Stock Option Agreement, dated as of March 28, 1990, under the Company's 1986 Non-Qualified Stock Option Plan between the Company and David Savitsky. (A)

10.32 Stock Option Agreement, dated as of June 17, 1991, under the Company's 1986 Non-Qualified Stock Option Plan between the Company and David Savitsky. (A)

10.33 Stock Option Agreement, dated February 3, 1994, under the Company's 1993 Stock Option Plan between the Company and David Savitsky. (A)

10.34 Stock Option Agreement, dated October 1, 1994, under the Company's 1994 Performance-Based Stock Option Plan between the Company and David Savitsky. (A)

- - ---------------------
See Notes to Exhibits










10.35 Stock Option Agreement, dated May 26, 1992, under the Company's 1983 Incentive Stock Option Plan between the Company and Gary Tighe. (A)

10.36 Stock Option Agreement, dated April 22, 1993, under the Company's 1983 Incentive Stock Option Plan between the Company and Gary Tighe. (A)

10.37 Stock Option Agreement, dated as of April 15, 1991, under the Company's 1986 Non-Qualified Stock Option Plan between the Company and Gary Tighe.(A)

10.38 Stock Option Agreement, dated October 1, 1994, under the Company's 1994 Performance-Based Stock Option Plan between the Company and Gary Tighe.(A)

10.39 Stock Option Agreement, dated June 17, 1991, under the Company's 1983 Incentive Stock Option Plan between the Company and Edward Teixeira. (A)

10.40 Stock Option Agreement, dated May 26, 1992, under the Company's 1983 Incentive Stock Option Plan between the Company and Edward Teixeira. (A)

10.41 Stock Option Agreement, dated as March 28, 1990, under the Company's 1986 Non-Qualified Stock Option Plan between the Company and Edward Teixeira. (A)

10.42 Stock Option Agreement, dated as of October 1, 1994, under the Company's 1994 Performance-Based Stock Plan between the Company and Edward Teixiera. (A)

10.43 Stock Option Agreement, dated May 26, 1992, under the Company's 1983 Incentive Stock Option Plan between the Company and Sharon Hamilton. (A)

- - ---------------------
See Notes to Exhibits












10.44 Stock Option Agreement, dated April 22, 1993, under the Company's 1983 Incentive Stock Option Plan between the Company and Sharon Hamilton. (A)

10.45 Stock Option Agreement, dated as of November 6, 1990, under the Company's 1986 Non-Qualified Stock Option Plan between the Company and Sharon Hamilton. (A)

10.46 Stock Option Agreement, dated as of October 1, 1994, under the Company's 1994 Performance-Based Stock Option Plan between the Company and Sharon Hamilton. (A)

10.47 Employment Agreement, dated as of June 1, 1987, between the Company and Stephen Savitsky. (A)

10.48 Amendment, dated as of October 31, 1991, to the Employment Agreement between the Company and Stephen Savitsky. (A)

10.49 Amendment, dated as of December 7 1992, to the Employment Agreement between the Company and Stephen Savitsky. (A)

10.50 Employment Agreement, dated as of June 1, 1987, between the Company and Ephraim Koschitzki. (A)

10.51 Amendment, dated as of November 1, 1991, to the Employment Agreement between the Company and Ephraim Koschitzki. (B)

10.52 Second Amendment dated October 20, 1995, to the Employment Agreement between the Company and Ephraim Koschitzki.

10.53 Employment Agreement, dated as of June 1, 1987, between the Company and David Savitsky. (A)


- - ---------------------
See Notes to Exhibits









10.54 Amendment, dated as of October 31, 1991, to the Employment Agreement between the Company and David Savitsky. (A)

10.55 Amendment, dated as of January 3, 1992, to the Employment Agreement between the Company and David Savitsky. (A)

10.56 Amendment, dated as of December 7, 1992, to the Employment Agreement between the Company and David Savitsky. (A)

10.57 Employment Agreement, dated as of May 15, 1993, between the Company and Gary Tighe. (K)

10.58 Employment Agreement, dated as of July 26, 1993, between Staff Builders, Inc. (NY) and Edward Teixeira. (K)

10.59 Employment Agreement, dated as of May 1, 1993, between Staff Builders, Inc. (NY) and Sharon Hamilton. (K)

10.60 Loan and Security Agreement, dated as of February 10, 1992, between the Company, its subsidiaries and Mellon Bank, N.A. (A)

10.61 Amendment to Loan and Security Agreement, dated as of August 31, 1993, between the Company, its subsidiaries and Mellon Bank, N.A. (K)

10.62 Second Amendment to Loan and Security Agreement, dated as of March 30, 1994, between the Company, its subsidiaries and Mellon Bank, N.A. (C)

10.63 Third Amendment to Loan and Security Agreement, dated as of April 29, 1994, between the Company, its subsidiaries and Mellon Bank, N.A. (Incorporated by reference to the Company's exhibit booklet to its Form 10-Q for the quarterly period ended May 31, 1994, (File No. 0-11380), filed with the Commission on July 13, 1994.)


- - ---------------------
See Notes to Exhibits






10.64 Fourth Amendment to Loan and Security Agreement, dated as of August 1, 1994, between the Company, its subsidiaries and Mellon Bank, N.A. (Incorporated by reference to the Company's exhibit booklet to its Form 10-Q for the quarterly period ended August 31, 1994, (File No. 0-11380), filed with the Commission on October 13, 1994.)

10.65 Fifth Amendment to Loan and Security Agreement, dated as of April 10, 1995, between the Company, its subsidiaries and Mellon Bank, N.A. (A)

10.66 Sixth Amendment to Loan and Security Agreement, dated as of August 23, 1995, between the Company, its subsidiaries and Mellon Bank, N.A.

10.67 Seventh Amendment to Loan and Security Agreement, dated as of January 3, 1996, between the Company, its subsidiaries and Mellon Bank, N.A.

10.68 Promissory Note and Mortgage, dated August 23, 1984, of U.S. Ethicare Corporation to Niasher Realty, Inc. (H)

10.69 Agreement of Lease, dated as of October 1, 1994, between Triad III Associates and Staff Builders, Inc. (NY). (A)

10.70 Supplemental Agreement, dated as of January 21, 1994, between General Electric Capital
                         Corporation, Triad III Associates and Staff
                         Builders, Inc. (NY) (A)

10.71 Agreement of Lease, dated as of June 19, 1995, between Triad III Associates and Staff Builders, Inc. (NY).

10.72 Agreement of Lease, dated as of February 12, 1996, between Triad III Associates and Staff Builders, Inc. (NY).


- - ---------------------
See Notes to Exhibits








10.73 Asset Purchase Agreement dated as of June 22, 1993, between Albert Gallatin Home Care, Inc and Albert Gallatin Visiting Nurse Association, Inc.
                         (C)

10.74 Stock Purchase Agreement, dated as of June 22, 1993, between Staff Builders, Inc. (NY) and Albert Gallatin Planning and Development Corporation. (C)

10.75 Agreement of Merger among Staff Builders, Inc., ATC Acquisition Corp., ATC Services Incorporated, and Terrence L. Bauer and the Shareholders of ATC Services Incorporated, dated July 22, 1994 (Incorporated by reference to the Company's Form 8-K (File No. 0-11380) dated July 22, 1994, filed with the Commission on August 22, 1994.)

10.76 Stock Purchase Agreement, dated as of August 30, 1995, between Staff Builders Services, Inc., MedVisit, Inc. and Roger Jack Pleasant.

10.77 Asset Purchase and Sale Agreement, dated as of September 1, 1995, between Staff Builders Services, Inc. and Accredicare, Inc.

10.78 Asset Purchase and Sale Agreement, dated as of September 29, 1995, between Staff Builders Services, Inc. and Carestar, Inc.

10.79 Indemnification Agreement, dated as of September 1, 1987, between the Company and Ephraim
                         Koschitzki. (A)

10.80 Indemnification Agreement, dated as of September 1, 1987, between the Company and Stephen
                         Savitsky. (A)


- - ---------------------
See Notes To Exhibits








10.81 Indemnification Agreement, dated as of September 1, 1987, between the Company and David
                         Savitsky. (A)

10.82 Indemnification Agreement, dated as of September 1, 1987, between the Company and Bernard J. Firestone. (A)

10.83 Indemnification Agreement, dated as of September 1, 1987, between the Company and Jonathan Halpert. (A)

10.84 Indemnification Agreement, dated as of February 10, 1992, between the Company and Gary Tighe. (A)

10.85 Indemnification Agreement, dated as of February 10, 1992, between the Company and Sharon
                         Hamilton. (A)

10.86 Indemnification Agreement, dated as of May 2, 1995, between the Company and Edward Teixeira. (A)

10.87                    Form of Home Health Care Services Franchise
                         Agreement. (B)

10.88                    Form of Medical Staffing Services Franchise
                         Agreement

10.89 Common Stock Purchase Warrant issued by the Company to Strategic Growth International, Inc. on February 13, 1992. (K)

10.90 Letter Agreement, dated November 17, 1993, between the Company and Bear, Stearns & Co. Inc. (J)

10.91 Letter Agreement, dated December 20, 1993, between the Company and Bear, Stearns & Co. Inc. (L)

21                       Subsidiaries of the Company.

24                       Powers of Attorney.

- - ---------------------
See Notes to Exhibits







                                              NOTES TO EXHIBITS



(A) Incorporated by reference to the Company's exhibit booklet to its Form 10-K for the fiscal year ended February 28, 1995 (File No. 0-11380), filed with the Commission on May 5, 1995.

(B) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-43728), dated
                 January 29, 1992.

(C) Incorporated by reference to the Company's exhibit booklet to its Form 10-K for the fiscal year ended February 28, 1994, (File No. 0-11380), filed with the Commission on May 13, 1994.

(D) Incorporated by reference to the Company's Form 8-K filed with the Commission on October 31, 1995.

(E) Incorporated by reference to the Company's Form 8-A filed with the Commission on October 24, 1995.

(F) Incorporated by reference to the Company's Form 8-A filed with the Commission on October 24, 1995.

(G) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-63941), filed with the Commission on November 2, 1995.

(H) Incorporated by reference to the Company's Registration Statement of Form S-4, as amended (File No. 33-9261), dated April 9, 1987.

(I) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-63939), filed with the Commission on November 2, 1995.

(J) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-71974), filed with the Commission on November 19, 1993.

(K)              Incorporated by reference to the Company's Post-
                 Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-43728), filed with the Commission on October 15, 1993.

(L) Incorporated by reference to the Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 33-71974), filed with the Commission on December 21, 1993.
                                        SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      STAFF BUILDERS, INC.

                                                 By:  /S/ STEPHEN SAVITSKY
                                                      Stephen Savitsky
                                                      Chairman of the Board,
                                                      President, and Chief
                                                      Executive Officer

Dated:   May 10, 1996

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                  TITLE                    DATE


/S/ STEPHEN SAVITSKY    Chairman of the Board,      May 10, 1996
Stephen Savitsky        President and Chief
                        Executive Officer
                        (Principal Executive
                        Officer) and Director

/S/ DAVID SAVITSKY      Executive Vice President,   May 10, 1996
David Savitsky          Chief Operating Officer,
                        Secretary, Treasurer
                        and Director

/S/ GARY TIGHE          Senior Vice President,      May 10, 1996
Gary Tighe              Finance and Chief
                        Financial Officer
                        (Principal Financial
                        and Accounting Officer)

         *               Director                   May 10, 1996
Bernard J. Firestone,
  Ph.D.

         *               Director                   May 10, 1996
Jonathan Halpert,
  Ph.D.

         *               Director                   May 10, 1996
Donald Meyers

* By:  /S/ STEPHEN SAVITSKY
       (Stephen Savitsky,
        Attorney-in-Fact)
                                                      -23-