Form 10-K/A
period 1996-02-29
STAFF BUILDERS INC /DE/
filed 1996-05-29
CIK 720480

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                               FORM 10-K/A

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

<F1>

                                  See notes to consolidated financial statements

                                                            F-4

STAFF BUILDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                  Years Ended
                                                               February   February      February
                                                           Notes      29, 199628, 1995      28, 1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                           $ 2,014       $ 4,735       $ 3,364
  Adjustments to reconcile net income to
    net cash provided by operations:
    Depreciation and amortization of fixed assets                        2,120         1,378         1,392
    Amortization of intangibles and other assets                         1,823         1,237           884
    Amortization of rent escalation liability                7              60           106        (167)
    Allowance for doubtful accounts                                        450           350           200
    Deferred income taxes                                    8          (1,013)          513        (1,611)
  Change in operating assets and liabilities:
    Accounts receivable                                                  3,993        (2,452)       (9,712)
    Prepaid expenses and other current assets                           (1,447)         (212)          912
    Accounts payable and accrued expenses                               13,046         6,243         6,656
    Income taxes payable                                                (1,098)         (398)          489
    Other assets                                                           (10)         (595)         556
    Net cash provided by
     operating activities                                               19,938        10,905         2,963

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of businesses                                  3          (7,981)       (3,956)       (1,025)
  Additions to fixed assets, net                                        (1,127)       (2,101)       (1,018)
  Proceeds from disposal of fixed assets                                    14             3            17
    Net cash used in investing activities                               (9,094)       (6,054)       (2,026)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Employee Stock Purchase Plan                11             431           397            -
  Exercise of stock options                                                409            95           129
  Exercise of warrants                                      11           1,130           502        13,652
  Payment of Redeemable Class B Preferred Stock             10              -             -         (5,444)
  Purchase and retirement of common stock                               (1,025)       (2,836)
  Borrowings under revolving line of credit                  7          (6,461)       (5,094)        1,870
  Reduction of notes payable and other
   long-term liabilities                                     7          (1,126)         (737)       (3,993)
    Net cash provided by (used in) financing
     activities                                                         (6,642)       (7,673)        6,214

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     4,202        (2,822)        7,151

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           4,508         7,330           179

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 8,710       $ 4,508       $ 7,330

SUPPLEMENTAL DATA:
  Cash paid for:

    Interest                                                           $   806       $   962       $ 1,974

    Income taxes, net                                                  $ 3,485       $ 2,846       $ 2,485

Fixed assets purchased through
  capital lease agreements                                             $ 2,425       $ 1,330       $   493

Common stock issued for business acquisitions                          $    -        $ 8,482       $    -

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

8.  INCOME TAXES

        The provision for income taxes consists of the following:

                                            Years Ended
                                  February    February   February
                                  29, 1996    28, 1995   28, 1994

    Current:
       Federal..............      $ 1,829      $2,208     $2,221
       State................          643         741        698
    Deferred................       (1,013)        513       (753)
    Reduction of valuation
     allowance..............           -           -        (858)

    Total...................      $ 1,459      $3,462     $1,308


                                                  F-13
        The deferred tax assets (liabilities) at February 29, 1996 and February 28, 1995 are comprised of the following:

                                         February      February
                                         29, 1996      28, 1995
     Current:
       Allowance for doubtful
        accounts receivable......         $  647        $  453
       Nondeductible accruals....          1,756           850
         Current.................          2,403         1,303

     Non-Current:
       Revenue recognition.......            407           261
       Accelerated depreciation..           (370)          (84)
       Other assets..............             65           (21)
         Non-current.............            102           156

           Total.................         $2,505        $1,459

        The non-current deferred tax assets are included in Other Assets on the accompanying balance sheets.

        The following is a reconciliation of the effective income tax rate to the Federal statutory rate:
                                                Years Ended
                                       February    February    February
                                       29, 1996    28, 1995    28, 1994

        Federal statutory rate.......    34.0%      34.0%       34.0%
        State and local income taxes,
         net of Federal income
         tax benefit.................     8.7        6.9         7.5
        Tax credits..................    (3.9)      (0.1)       (0.2)
        Goodwill amortization........     8.9        2.9         3.9
        Reduction in valuation
         allowance on deferred
         tax assets .................                 -        (18.4)
        Reversal of prior year
         accrual.....................    (7.4)        -           -
        Other........................     1.7       (1.5)        1.2
        Effective rate...............    42.0%      42.2%       28.0%

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

                                             SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

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

     SIGNATURE                  TITLE                    DATE


/S/ STEPHEN SAVITSKY    Chairman of the Board,      May 29, 1996
Stephen Savitsky        President and Chief
                        Executive Officer
                        (Principal Executive
                        Officer) and Director

                        Executive Vice President,
David Savitsky          Chief Operating Officer,
                        Secretary, Treasurer
                        and Director

/S/ GARY TIGHE          Senior Vice President,      May 29, 1996
Gary Tighe              Finance and Chief
                        Financial Officer
                        (Principal Financial
                        and Accounting Officer)

                         Director
Bernard J. Firestone,
  Ph.D.

                         Director
Jonathan Halpert,
  Ph.D.

                         Director
Donald Meyers

* By:
       (Stephen Savitsky,
        Attorney-in-Fact)
                                                -23-