Form 10-Q
period 1996-05-31
STAFF BUILDERS INC /DE/
filed 1996-07-15
CIK 720480

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED MAY 31, 1996, OR

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

The number of shares of Class A Common Stock and Class B Common
Stock outstanding on July 8, 1996 was 22,096,646 and 1,492,357 shares, respectively.

STAFF BUILDERS, INC. AND SUBSIDIARIES


                                 INDEX





                                                        PAGE NO.
PART I.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets -
          May 31, 1996 and February 29, 1996                2

          Condensed Statements of Consolidated
          Income - Three months ended
          May 31, 1996 and 1995                             3

          Condensed Statements of Consolidated Cash
          Flows - Three months ended May 31, 1996
          and 1995                                          4

          Notes to Condensed Consolidated Financial
          Statements                                       5-6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS    7-9


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBIT AND REPORTS ON FORM 8-K                    9
















                               -1-
STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)                MAY 31,
                                                  1996      FEBRUARY 29,
                                               (UNAUDITED)      1996
ASSETS:
Current Assets:
 Cash and cash equivalents                       $  3,216     $  8,710
 Accounts receivable, net of allowance
   for doubtful accounts of $2,300 at May
   31, 1996 and $2,200 at February 29, 1996        57,307       52,957
 Deferred income tax benefits                       2,475        2,403
 Prepaid expenses and other current assets          3,419        3,543
   Total current assets                            66,417       67,613
Fixed Assets, net of accumulated
  depreciation of $4,254 at May 31,
  1996 and $4,751 at February 29, 1996              8,421        7,436
Intangible Assets, net of accumulated
  amortization of $7,847 at May 31, 1996
  and $7,282 at February 29, 1996                  44,764       41,877
Other Assets                                        4,350        3,601
Total                                            $123,952     $120,527

LIABILITIES:
Current Liabilities:
 Accounts payable and accrued expenses           $ 29,633     $ 25,481
 Accrued payroll and payroll related expenses      23,017       27,769
 Current portion of long-term liabilities           2,374        2,356
   Total current liabilities                       55,024       55,606

Amount Due Under Secured Revolving
  Line of Credit                                    2,126          -

Other Long-Term Liabilities                        10,506        9,611

STOCKHOLDERS' EQUITY:
Class A Common Stock - $.01 par value;
  50,000,000 shares authorized; 22,084,455
  and 22,036,313 outstanding at May 31, 1996
  and February 29, 1996, respectively                 221          220
Class B Common Stock - $.01 par value;
  1,554,936 shares authorized; 1,493,785 and
  1,501,007 outstanding at May 31, 1996 and
  February 29, 1996, respectively                      15           15
Convertible preferred stock, Class A;
  666 2/3 shares outstanding                            1            1
Additional paid-in capital                         72,868       72,767
Accumulated deficit                               (16,809)     (17,693)
   Total stockholders' equity                      56,296       55,310
Total                                            $123,952     $120,527


        See notes to condensed consolidated financial statements.


                                   -2-

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
(In thousands, except per share data)


                                                  Three Months Ended
                                                        May 31,
                                                    1996        1995

Revenues:
  Service revenues                               $112,880     $98,051
  Sales of franchises and fees, net                   541         375
Total revenues                                    113,421      98,426

Costs and Expenses:
  Operating costs                                  70,618      60,498
  General and administrative expenses              39,982      34,344
  Provision for doubtful accounts                     700         620
  Amortization of intangible assets                   578         397
  Interest expense                                    274         276
  Other (income) expense, net                        (310)       (198)
Total costs and expenses                          111,842      95,937

Income Before Income Taxes                          1,579       2,489

Provision for Income Taxes                            695       1,095

Net Income                                       $    884     $ 1,394

Weighted average number of common and
  common equivalent shares:

    Primary                                        24,610      25,222

    Fully diluted                                  24,917      25,239

Income per common and
  common equivalent share:

    Primary                                          $.04        $.06

    Fully diluted                                    $.04        $.06






       See notes to condensed consolidated financial statements.


                                  -3-


STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In thousands)
                                                  Three Months Ended
                                                        May 31,
                                                   1996         1995
Cash Flows from Operating Activities:
Net Income                                        $  884       $1,394
Adjustments to reconcile net income to net
  cash provided by (used in) operations:
    Depreciation and amortization                  1,186          870
    Allowance for doubtful accounts                 (100)          50
    Deferred income taxes                            (72)         (10)
    Amortization of rent escalation liability        (15)         (20)
Change in operating assets and liabilities:
    Accounts receivable                           (3,707)      (1,395)
    Prepaid expenses and other current assets        359          272
    Accounts payable and accrued expenses           (944)       3,376
    Income taxes payable                              -          (255)
    Other assets                                    (762)         (99)
Net cash provided by (used in) operating
  activities                                      (3,171)       4,183

Cash Flows from Investing Activities:
Acquisition of businesses                         (3,590)        (425)
Additions to fixed assets                           (565)        (260)
Net cash used in investing activities             (4,155)        (685)

Cash Flows from Financing Activities:
Proceeds from Employee Stock Purchase Plan           139           96
Exercise of options                                   30          128
Purchase and retirement of common stock              (67)          -
Increase (decrease) in borrowings under
  revolving line of credit                         2,126       (3,355)
Reduction in other long-term liabilities            (396)        (129)
Net cash provided by (used in) financing
  activities                                       1,832       (3,260)

Net Increase (Decrease) in Cash
  and Cash Equivalents                            (5,494)         238

Cash and Cash Equivalents, Beginning
  of Period                                        8,710        4,508

Cash and Cash Equivalents, End of Period          $3,216       $4,746

Supplemental Data:
Cash paid for:
  Interest                                        $  166       $  275

  Income taxes, net                               $  161       $1,384

Acquisition of business through issuance of
  note payable                                    $  500       $   -

Fixed assets purchased through capital lease
  agreements                                      $1,028       $  425

       See notes to condensed consolidated financial statements.
                                  -4-
STAFF BUILDERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. FINANCIAL STATEMENTS - In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of May 31, 1996 and February 29, 1996 and the results of operations and the cash flows for the three months ended May 31, 1996 and 1995. Certain prior period amounts have been reclassified to conform with the May 1996 presentation.

     The results for the three months ended May 31, 1996 and 1995 are not necessarily indicative of the results for an entire year. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited financial statements as of February 29, 1996 and for the year then ended.

2. EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE - Earnings per common and common equivalent share were computed by dividing the earnings applicable to common stockholders by the weighted average number of shares of common stock and common stock equivalents, principally dilutive stock options and warrants outstanding during the period.

     The shares used in computing primary earnings per common and common equivalent share were 24,610,305 shares and 25,222,302 shares for the three months ended May 31, 1996 and 1995, respectively. The shares used in computing fully diluted earnings per share were 24,916,780 and 25,239,164 for the three months ended May 31, 1996 and 1995, respectively.

3. ACQUISITIONS - During the three months ended May 31, 1996, the Company completed eight acquisitions which added 18 locations for total consideration of approximately $4.1 million. Included in these acquisitions was the purchase on May 31, 1996 of Complete Care, Inc., a regional home health care provider consisting of eight locations in Missouri. This transaction was accounted for as a purchase, whereby the Company acquired the assets of Complete Care, Inc., for which aggregate consideration of approximately $1.6 million was paid. The results of operations of Complete Care, Inc. are included in the Company's financial statements subsequent to May 31, 1996.

     Additionally, subsequent to May 31, 1996, the Company completed the acquisition of the assets of Central
     California Premier Health Services, Inc., a regional home health care provider consisting of five locations, for aggregate consideration of $1.7 million, including cash paid of $1.1 million and a note payable of $600 thousand.

     Revenues on a pro forma basis for the three months ended May
     31, 1996, if these acquisitions had occurred on March 1,

                               -5-
     1996, would have approximated $117.0 million. The effect of these acquisitions on net income and earnings per share on a pro forma basis for three months ended May 31, 1996 is not material.

4. PROVISION FOR INCOME TAXES - The provision for income taxes for the three months ended May 31, 1996 and 1995 is based upon the Company's estimated tax provision required for the full year. The calculation for the three months ended May 31, 1996 considers the reversal of prior income tax accruals not considered necessary.

5. CONTINGENCIES - On September 20, 1995, the United States Attorney for the Eastern District of Pennsylvania alleged that
     (i) between 1987 and 1989, a corporation, substantially all of the assets and liabilities of which were acquired by a subsidiary of the Company in 1993, submitted false claims to Medicare totaling approximately $1.5 million and (ii) officers and employees of that corporation submitted false statements in support of such claims, and made a pre-complaint civil settlement demand of approximately $4.5 million. The alleged false claims and false statements were made before the Company acquired that corporation in 1993. Based on its preliminary investigation, the Company believes that the amount of improper claims, if any, submitted by that corporation to Medicare between 1987 and 1989 were significantly below $1.5 million. The Company is in negotiations with the office of the United States Attorney to resolve this matter, but is unable to predict the ultimate costs, if any, that may be incurred by the Company. As such, no provision has been made in the accompanying condensed consolidated financial statements.

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

Results of Operations

Total revenues increased by $15.0 million or 15.2% for the three months ended May 31, 1996 ("the 1996 period") to $113.4 million from $98.4 million for the three months ended May 31, 1995 ("the 1995 period"). This increase included approximately $8.3 million of revenue in 26 franchise and 8 company-owned locations added from acquisitions made since May 31, 1995, including $2.7 million of revenue from a regional home health care provider based in Raleigh-Durham, North Carolina. Additionally, an increase in revenue of $6.7 million was generated from locations operating prior to May 31, 1995, representing an increase of 7% in the 1996 period over the 1995 period.

The Company receives payment for its services from several sources as indicated in the following table.

                                              Service Revenues
                                             Three Months Ended
                                                   May 31,
                                              1996       1995

Medicare ................................     56.8%      58.5%
Medicaid and other local government
 programs ...............................     20.4       18.1
Insurance and private payors ............     14.2       12.7
Hospitals, nursing homes and
 other health care institutions .........      8.5       10.6
Other ...................................      0.1        0.1
Total ...................................    100.0%     100.0%

Operating costs were 62.6% and 61.7% of service revenues for the 1996 and 1995 periods, respectively. The increase in operating costs as a percentage of service revenues is primarily due to a change in revenue mix toward non-Medicare services which traditionally have lower gross margins.

General and administrative expenses increased by $5.7 million, or 16.4%, to $40.0 million for the 1996 period from $34.3 million for the 1995 period. These costs, expressed as a percentage of service revenues, were 35.4% and 35.0% for the 1996 and 1995 periods, respectively. The increase in these expenses is due, in part, to approximately $2.4 million incurred during the 1996 period in operating those locations added since May 31, 1995. Additionally, an increase of approximately $700 thousand was incurred in the Company's corporate expenses primarily related to the Company's development of several new programs and systems to augment its home health care services. Such programs include ancillary products and services such as intravenous therapies, durable medical equipment and respiratory and home prescription services. Systems are being developed to quantitatively measure patient outcomes and the effectiveness of our comprehensive home care services in meeting patient needs.

Provision for doubtful accounts was approximately $700 thousand and $600 thousand for the 1996 and 1995 periods, respectively. The provisions represented 0.6% of service revenues in each of the three months ended May 31, 1996 and 1995.

Interest expense was approximately $300 thousand in each of the three months ended May 31, 1996 and 1995. The Company has a revolving line of credit under which the average amount borrowed was approximately $300 thousand and $4.9 million for the 1996 and 1995 periods, respectively. The resultant decrease in interest expense under the revolving line of credit for the three months ended May 31, 1996 was offset by an increase in interest expense incurred on additional capital leases and on notes payable in connection with acquisitions made since May 31, 1995. The average interest rate relating to these borrowings was 8.25% and 9.00% for the 1996 and 1995 periods, respectively.

The provision for income taxes decreased to $700 thousand for the 1996 period as compared to $1.1 million for the 1995 period, primarily due to the decrease in income before income taxes. The
Company's effective income tax rate was 44% in each of the 1996 and 1995 periods. See Note 4 - Provision for Income Taxes.

Income before income taxes for the 1996 period decreased approximately $1.0 million to $1.6 million compared to $2.5 million for the 1995 period. Net income for the 1996 period was $900 thousand as compared to $1.4 million for the 1995 period.

Liquidity and Capital Resources

The Company has a secured revolving credit facility which consists of a revolving line of credit and an acquisition line of credit, under which it can borrow up to an aggregate amount of $25 million. The credit facility expires on July 31, 1997. As of May 31, 1996 and February 29, 1996, the amounts available for borrowing under the credit facility were approximately $22.4 million and $24.8 million, respectively. The acquisition line of credit provides for borrowings up to $7.5 million without collateral to finance acquisitions made by the Company, provided that the sum of all borrowings does not exceed $25 million.

At May 31, 1996, the Company borrowed $2.1 million under this facility. There were no borrowings under this facility at February 29, 1996. Trade accounts receivable at May 31, 1996 and February 29, 1996 were outstanding approximately 48 days as compared to 53 days at May 31, 1995.

At May 31, 1996, the Company's debt obligations due within the next twelve months were $2.4 million.

The Company expects that its existing cash, cash provided from operations and its banking facilities will be sufficient to meet its needs for at least the next twelve months. The Company expects that it will be able to extend or replace its revolving credit agreement on favorable terms prior to its expiration on July 31, 1997.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

(A)  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant for the quarter ended May 31, 1996.

(B)  Exhibit

     Exhibit No.

       10.1 Employment Agreement, dated as March 1, 1996, between the Company and Larry Campbell.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 Staff Builders, Inc.




Dated:  July 15, 1996       By:    /s/ Stephen Savitsky
                                 Stephen Savitsky
                                 Chairman of the Board, President
                                 and Chief Executive Officer




Dated:  July 15, 1996      By:    /s/ Gary Tighe
                                 Gary Tighe
                                 Senior Vice President, Finance
                                 (Principal Financial and
                                  Accounting Officer)

                      EMPLOYMENT AGREEMENT
     Employment  Agreement, effective as of March 1, 1996, by
and between STAFF BUILDERS, INC., a New York corporation ("Staff Builders" or the "Corporation"), and Larry Campbell who resides at 13626 Ashley Run, Houston, Texas 77077-1509 ("Executive").
     WHEREAS, Staff Builders wishes to secure the services of the Executive on the terms and conditions set forth below;
     AND WHEREAS, the Executive represents that he has no restrictions on employment arising out of any previous employment agreements and the Executive is willing to accept employment with Staff Builders on such terms and conditions.
     NOW, THEREFORE, in consideration of their mutual promises and other adequate consideration, Staff Builders and the Executive do hereby agree as follows:
     1. EMPLOYMENT. Staff Builders will employ the Executive as Executive Vice President for National Health Care Operations, in accordance with the terms and provisions of this Agreement.
     2.   DUTIES.   The Executive shall report to the President-CEO
of Staff Builders and shall be responsible for the management of all aspects of the home health care business of Staff Builders. The Executive shall perform such other duties as shall be assigned to the Executive by the President-CEO of Staff Builders. The Executive shall devote his full business time, attention and skill to the performance of his duties hereunder and to the advancement of the business and interests of Staff Builders. During the term of this Agreement, the Executive shall be required to base his business office at the Lake Success Corporate office location. The Executive's base business office shall not be changed without his prior consent.
     3. TERM. This Agreement shall be effective on March 1, 1996, and shall remain in effect until February 28, 1999, unless terminated earlier pursuant to the terms hereof.
     4.   COMPENSATION.
          (a) Salary. The Executive shall be paid a salary during the term hereof in weekly installments at the following rates:
          March 1, 1996 to February 28, 1997 = $180,000
          March 1, 1997 to February 28, 1998 = $190,000
          March 1, 1998 to February 28, 1999 = $200,000

          (b) Sign-on Bonus. The Executive shall receive a one time sign-on bonus in the amount of $80,000, payable by Staff Builders upon commencement of employment. In the event the Executive voluntarily terminates this Agreement prior to February 28, 1997, Executive shall repay to Staff Builders the full amount of the sign-on bonus; in the event the Executive voluntarily terminates this Agreement prior to February 28, 1998, the Executive shall repay to Staff Builders the sum of $50,000; and in the event the Executive voluntarily terminates this Agreement prior to February 28, 1999, the Executive shall repay to Staff Builders the sum of $25,000.
          (c) Benefits. The Executive shall be eligible to receive and participate in all health, medical or other insurance benefits which Staff Builders provides or makes available to its employees.
          (d) Expenses. Staff Builders shall reimburse the Executive for all reasonable moving expenses from Houston to New York, and necessary temporary housing which shall be previously approved by the President-CEO. Otherwise, Staff Builders shall reimburse the Executive for all reasonable and necessary expenses upon submission by the Executive of receipts, accounts or such other documents reasonably requested by Staff Builders.
          (e) Incentive Compensation. The Executive will be eligible to participate in Staff Builders' Tip Top Program with the same bonus percentage as the CEO of Staff Builders, Inc. (Delaware).
          (f) Options. The Executive shall receive 100,000 stock options of Staff Builders, Inc. (Delaware) ("SBD") at market price for close of trading on February 29, 1996, which shall be vested over a three (3) year period, such that 33,334 will become vested immediately; 33,333 will become vested as of March 1, 1997, and 33,333 will become vested as of March 1, 1998, in accordance with the terms of an option agreement to be entered into between SBD and the Executive.
          (g) Vacation. The Executive shall receive fifteen (15) days vacation each year during the term of the Agreement.
          (h) Car Lease. Staff Builders shall lease a Lexus ES-300 automobile for the Executive's exclusive use.

     5.   TERMINATION:  RIGHTS AND OBLIGATIONS UPON TERMINATION.
          (a) If the Executive dies during the Term, then the Executive's employment under this Agreement shall terminate. In such event, the Executive's estate shall be entitled only to compensation and expenses accrued and unpaid as at the date of the Executive's death.
          (b) If, as a result of the Executive's total incapacity due to physical or mental illness, whether or not job related, the Executive is absent from his duties hereunder for 180 consecutive days, the Executive's employment hereunder shall terminate. The Executive's salary shall continue during such period of incapacity until the period of 180 consecutive days has elapsed. In such event, the Executive shall be entitled to severance, payable as the then weekly base salary for a period of six (6) months, and expenses accrued and unpaid as at the date of termination of the Executive's employment.
          (c) The Corporation shall have the right to terminate the Executive's employment under this Agreement for Cause. For purposes of the Agreement, the Corporation shall have "Cause" to terminate the Executive's employment if (i) the Executive assigns, pledges, or otherwise disposes of his rights and obligations under this Agreement, or attempts to do the same without the prior written consent of the Corporation; or (ii) the Executive deliberately or intentionally fails or habitually neglects to fulfill his obligations under this Agreement (except by reason of incapacity due to physical or mental illness or disability), has engaged in willful misconduct or has acted in bad faith; (iii) the Executive has breached Section 7 of this Agreement; (iv) the Executive has committed a felony or other crime involving moral turpitude or perpetrated a fraud or other dishonest acts against the Corporation; or (v) the Executive has engaged in deliberate or reckless acts which place the Employer's officers, employees, customers or invitees in immediate physical danger or deliberate or reckless acts which result in damage to or destruction of Employer's property. If the Corporation terminates this Agreement for Cause, the Corporation's obligations hereunder shall cease, except for the Corporation's obligation to pay the Executive the compensation and expenses accrued and unpaid as of the date of termination in accordance with the provisions hereof.
     (d) In the event that (i) the Executive is discharged by the President-CEO for any reason other than for Cause, (as defined above), or (ii) the Executive is no longer responsible for the management of all aspects of the home health care business of Staff Builders, except as established by mutual consent of the parties, prior to the end of the term hereof, the Executive shall receive within thirty (30) days after such discharge or change in responsibility a one time, lump sum severance payment equal to twelve (12) months' salary at the same rate of pay in effect at the date of the termination, including any accrued incentive or bonuses of the date of termination. Staff Builders shall, in addition, pay to the Executive all reasonable moving expenses from New York to Houston or from New York to Missouri. In such event, the Restrictive Covenant period as defined in Section 7(b) hereof, shall be reduced to six (6) months.
          (e) Notwithstanding anything to the contrary contained herein, all payments owed to the Executive upon termination of this Agreement shall be subject to offset by the Corporation for amounts owed to the Corporation by the Executive hereunder or otherwise.
          (f) The obligations of the Corporation and the Executive pursuant to this Section 5 shall survive the termination of this Agreement.
     6.   NOTICES.   Any written notice permitted or required under

this Agreement shall be deemed sufficient when hand delivered or posted by certified or registered mail, postage prepaid, and addressed to:
          if to Staff Builders:

          Staff Builders, Inc.
          1983 Marcus Avenue,
          Lake Success, New York  11042
          Attention:  Chairman of the Board

          or

          if to the Executive:

          Larry Campbell
          13626 Ashley Run
          Houston, Texas  77077-1509

Either party may, in accordance with the provisions of this Section, give written notice of a change of address, in which event all such notices and requests shall thereafter be given as above provided at such changed address.

       7. CONFIDENTIALITY OBLIGATIONS; NON-COMPETITION BY
          EXECUTIVE.
          (a) The Executive acknowledges that in the course of performing his duties hereunder, he will be made privy to confidential and proprietary information. The Executive covenants and agrees that during the term of this Agreement and at any time after the termination of this Agreement, he will not directly or indirectly, for his own account or as an employee, officer, director, partner, joint venturer, shareholder, investor, or otherwise, disclose to others or use for his own benefit or cause or induce others to do the same, any proprietary or confidential information or trade secrets of Staff Builders, including but not limited to, any matters concerning the business or operations of Staff Builders, including its plans, procedures or methods of operations, any Staff Builders' lists of clients or business contacts, any information concerning specialty programs or business development, other work product or records of Staff Builders, other than in the performance of his duties hereunder.
          (b) The Executive agrees that, during the term hereof and for one (1) year following the termination hereof (the "Restrictive Covenant Period"), he will not, within the United States (A) compete, directly or indirectly, for his own account or as an employee, officer, director, partner, joint venturer, shareholder, investor, or otherwise, with the home health care or supplemental staffing business conducted by Staff Builders or (B) be employed by, work for, advise, consult with, serve or assist in any way, directly or indirectly, any person or entity whose business is home health care of supplement staffing; or (C) directly or indirectly solicit, recruit or hire any employee of Staff Builders to leave the employ of Staff Builders; or (D) solicit any client or customer of Staff Builders to terminate or modify its business relationship with Staff Builders. During the Restrictive Covenant Period, Staff Builders shall pay to the Executive the sum of $180,000 in fifty-two (52) equal weekly installments.
          (c) The foregoing restrictions on the Executive set forth in this Section 7 shall be operative for the benefit of Staff Builders and of any business owned or controlled by Staff Builders, or any successor or assign of any of the foregoing.
          (d) Executive acknowledges that the restricted period of time and geographical area specified in this Section 7 is reasonable, in view of the nature of the business in which Staff Builders is engaged and the Executive's knowledge of Staff Builders' business. Notwithstanding anything herein to the contrary, if the period of time or the geographical area specified in this Section 7 should be determined to be unreasonable in a judicial proceeding, then the period of time and territory of the restriction shall be reduced so that this Agreement may be enforced in such area and during such period of time as shall be determined to be reasonable.
          (e)  The parties acknowledge that any breach of this
Section 7 will cause Staff Builders irreparable harm for which there is no adequate remedy at law, and as a result of this, Staff Builders shall be entitled to the issuance of an injunction, restraining order or other equitable relief in favor of Staff Builders restraining Executive from committing or continuing any such violation. Any right to obtain an injunction, restraining order or other equitable relief hereunder shall not be deemed a waiver of any right to assert any other remedy Staff Builders may have at law or in equity.
          (f) For purposes of this Section 7, the term "Staff Builders" shall refer to the Corporation and all of its parents, subsidiaries and affiliated corporations.
     8. JURISDICTION. The Executive consents to the jurisdiction of the Supreme Court of the State of New York or of any Federal Court in the City of New York for a determination of any dispute as to any matters whatsoever arising out of or in any way connected with this Agreement and authorizes the service of process on him by registered mail sent to him at his address shown on the records of Staff Builders.
     9.   HANDBOOK;GROUP INSURANCE PROGRAM BOOKLET.   The Executive
acknowledges receipt of Staff Builders Employee Handbook and Group Insurance Program booklet (together, the "Handbook"). The terms of the Handbook are incorporated herein by reference.
      10. BINDING EFFECT. This agreement shall bind and inure to the benefit of Staff Builders, its successors and assigns and shall inure to the benefit of, and be binding upon, the Executive, his heirs, executors and legal representatives.
11. SEVERABILITY. The invalidity or unenforceability of any provision of this Agreement shall in no way affect the validity or enforceability of any other provision, or any part thereof.
     12.  APPLICABLE LAW.   This Agreement shall be governed by and
construed in accordance with the laws of the State of New York.
     13.  ENTIRE AGREEMENT.   This Agreement constitutes the entire
Agreement between the parties hereto pertaining to the subject matter hereof and supersedes all prior and contemporaneous agreements, understandings, negotiations, and discussions, whether oral or written, of the parties.
     14. MODIFICATION, TERMINATION OR WAIVER. This Agreement may only be amended or modified by a written instrument executed by the parties hereto. The failure of any party at any time to require performance of any provision of this Agreement shall in no manner affect the right of such party at a later time to enforce the same.
     IN WITNESS WHEREOF, Staff Builders and the Executive have executed this Employment Agreement as of the date first above written.
                              STAFF BUILDERS, INC.
                              By:     /s/ Stephen Savitsky
                                  STEPHEN SAVITSKY, President-CEO

                                    /s/ Larry Campbell
                               LARRY CAMPBELL