Form 10-Q
period 1996-08-31
STAFF BUILDERS INC /DE/
filed 1996-10-15
CIK 720480

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED AUGUST 31, 1996, OR

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

The number of shares of Class A Common Stock and Class B Common
Stock outstanding on October 8, 1996 was 22,299,215 and 1,490,807 shares, respectively.

STAFF BUILDERS, INC. AND SUBSIDIARIES


                                 INDEX





                                                        PAGE NO.
PART I.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets -
          August 31, 1996 and February 29, 1996             2

          Condensed Statements of Consolidated
          Income - Three and Six months ended
          August 31, 1996 and 1995                          3

          Condensed Statements of Consolidated Cash
          Flows - Six months ended August 31, 1996
          and 1995                                          4

          Notes to Condensed Consolidated Financial
          Statements                                       5-6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS    7-9

PART II   OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS                                           9
















                               -1-

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)               AUGUST 31,
                                                  1996      FEBRUARY 29,
                                               (UNAUDITED)      1996
ASSETS:
Current Assets:
 Cash and cash equivalents                       $  4,056     $  8,710
 Accounts receivable, net of allowance
   for doubtful accounts of $2,500 at August
   31, 1996 and $2,200 at February 29, 1996        51,746       52,957
 Deferred income tax benefits                       2,368        2,403
 Prepaid expenses and other current assets          3,463        3,543
   Total current assets                            61,633       67,613
Fixed Assets, net of accumulated
  depreciation of $4,927 at August 31,
  1996 and $4,751 at February 29, 1996              9,209        7,436
Intangible Assets, net of accumulated
  amortization of $8,409 at August 31, 1996
  and $7,282 at February 29, 1996                  47,283       41,877
Other Assets                                        4,458        3,601
Total                                            $122,583     $120,527

LIABILITIES:
Current Liabilities:
 Accounts payable and accrued expenses           $ 29,591     $ 25,481
 Accrued payroll and related expenses              22,160       27,769
 Current portion of long-term liabilities           2,775        2,356
   Total current liabilities                       54,526       55,606

Long-Term Liabilities                              10,646        9,611

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class A Common stock - $.01 par value;
  50,000,000 shares authorized; 22,148,185 and
  22,036,313 shares issued at August 31, 1996
  and February 29, 1996, respectively                 221          220
Class B Common stock - $.01 par value;
  1,554,936 shares authorized; 1,491,837 and
  1,491,007 outstanding at August 31, 1996
  and February 29, 1996, respectively                  15           15
Convertible preferred stock, Class A;
  666 2/3 shares outstanding                            1            1
Additional paid-in capital                         73,004       72,767
Accumulated deficit                               (15,830)     (17,693)
   Total stockholders' equity                      57,411       55,310
Total                                            $122,583     $120,527

        See notes to condensed consolidated financial statements.




                                   -2-

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
(In thousands, except per share data)



                                      Three Months Ended    Six Months Ended
                                         August 31,            August 31,
                                        1996     1995       1996      1995
Revenues:
  Service revenues                     $114,432  $100,102   $227,312  $198,153
  Sales of franchises and fees, net         392       267        933       642
Total revenues                          114,824   100,369    228,245   198,795

Costs and Expenses:
  Operating costs                        71,119    62,270    141,737   122,768
  General and administrative expenses    40,832    34,639     80,814    68,983
  Provision for doubtful accounts           690       650      1,390     1,270
  Amortization of intangible assets         577       329      1,155       726
  Interest expense                          211       178        485       454
  Other (income) expense, net              (352)     (271)      (662)     (469)
Total costs and expenses                113,077    97,795    224,919   193,732

Income Before Income Taxes                1,747     2,574      3,326     5,063

Provision for Income Taxes                  768     1,032      1,463     2,127

Net Income                             $    979   $ 1,542   $  1,863   $ 2,936

Weighted average number of common and
  common equivalent shares:

    Primary                              24,827    25,616     24,672    25,447

    Fully diluted                        24,827    25,681     24,761    25,488

Income per common and
  common equivalent share:

    Primary                               $ .04     $ .06      $ .08     $ .12

    Fully diluted                         $ .04     $ .06      $ .08     $ .12

<F1>


           See notes to condensed consolidated financial statements.



                                      -3-

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In thousands)
                                                   Six Months Ended
                                                      August 31,
                                                    1996       1995
Cash Flows from Operating Activities:
Net income                                        $ 1,863    $  2,936
Adjustments to reconcile net income to net
  cash provided by operations:
   Depreciation and amortization of fixed assets    1,295         965
   Amortization of intangibles and other assets     1,155         726
   Allowance for doubtful accounts                    300          50
   Deferred income taxes                               35         (22)
   Amortization of rent escalation liability          (30)        (35)
Change in operating assets and liabilities:
   Accounts receivable                              1,373       6,488
   Prepaid expenses and other current assets          373        (302)
   Accounts payable and accrued expenses           (2,359)      2,147
   Income taxes payable                                -         (985)
   Other assets                                      (884)       (722)
Net cash provided by operating activities           3,121      11,246

Cash Flows from Investing Activities:
Acquisition of businesses                          (5,735)     (3,104)
Additions to fixed assets, net                     (1,001)       (457)
Net cash used in investing activities              (6,736)     (3,561)

Cash Flows from Financing Activities:
Exercise of stock options and warrants                238       1,432
Decrease in borrowings under
  revolving line of credit                            -        (6,461)
Reduction in other long-term liabilities           (1,277)       (318)
Net cash used in financing activities              (1,039)     (5,347)

Net Increase (Decrease) in Cash and
  Cash Equivalents                                 (4,654)      2,338

Cash and Cash Equivalents, Beginning
  of Period                                         8,710       4,508

Cash and Cash Equivalents, End of Period          $ 4,056    $  6,846

Supplemental Data:
Cash paid for:
  Interest                                        $   453    $    449
  Income taxes, net                               $   598    $  2,631

Fixed assets acquired through
  capital lease agreements                        $ 2,066    $    748
Acquisition of businesses through
  issuance of notes payable                       $ 1,100    $  2,731
Common stock issued for acquisition               $     -    $    -

       See notes to condensed consolidated financial statements.

                                  -4-
STAFF BUILDERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. FINANCIAL STATEMENTS - In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of August 31, 1996 and February 29, 1996 and the results of operations and the cash flows for the three and six months ended August 31, 1996 and 1995. Certain prior period amounts have been reclassified to conform with the August 1996 presentation.

     The results for the three and six months ended August 31, 1996 and 1995 are not necessarily indicative of the results for an entire year. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited financial statements as of February 29, 1996 and for the year then ended.

2. EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE - Earnings per common and common equivalent share were computed by dividing the earnings applicable to common stockholders by the weighted average number of shares of common stock and common stock equivalents, principally dilutive stock options and warrants, outstanding during the period.

     The shares used in computing primary earnings per common and common equivalent share were 24,672,167 shares and 25,446,780 shares for the six months ended August 31, 1996 and 1995 and 24,826,534 shares and 25,615,848 shares for the three months ended August 31, 1996 and 1995, respectively. The shares used in computing fully diluted earnings per share were 24,760,934 and 25,487,788 for the six months ended August 31, 1996 and 1995 and 24,826,534 and 25,681,002 shares for the three months ended August 31, 1996 and 1995, respectively.

3. ACQUISITIONS - During the six months ended August 31, 1996, the Company completed acquisitions which added 32 locations for total consideration of approximately $6.9 million. Included in these acquisitions was the purchase of assets in June 1996 of a regional home health care provider consisting of five locations in northern California, for aggregate consideration of $1.7 million, including cash paid of $1.1 million and a note payable of $600 thousand. Also included in these transactions, on May 31, 1996, the Company acquired the assets of a regional home health care provider consisting of eight locations in Missouri for which aggregate consideration of approximately $1.6 million was paid. These acquisitions were accounted for as purchase transactions for which the results of operations are included in the Company's financial statements subsequent to their respective dates of acquisition. Additionally, on September 6, 1996, the Company acquired assets of a provider of temporary staffing services to medical establishments in the metropolitan New York area, for aggregate consideration of approximately $2.5 million. Revenues on a pro forma basis for the three and six months ended August 31, 1996, if these acquisitions had occurred on March 1, 1996, would have approximated $119 million and $240 million, respectively. The effect of these acquisitions on net income and earnings per share on a pro forma basis for the three and six months ended August 31, 1996 is not material.

4. PROVISION FOR INCOME TAXES - The provision for income taxes for the three and six months ended August 31, 1996 and 1995 is based upon the Company's estimated tax provision required for the full year.

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

Results of Operations

Total revenues increased by $14.4 million or 14.4% for the three months ended August 31, 1996 to $114.8 million from $100.4 million for the three months ended August 31, 1995. For the six months ended August 31, 1996 ("the 1996 period"), total revenues increased by $29.4 million or 14.8% to $228.2 million from $198.8 million for the six months ended August 31, 1995 ("the 1995 period"). The foregoing increases include service revenues from 52 health care locations added from acquisitions made since August 1995 aggregating $18.7 million in the 1996 period, including $5.1 million of revenue from a regional home health care provider based in Raleigh-Durham, North Carolina. Additionally, the Company generated increased revenue of $10.5 million, or 6%, in the 1996 period over the 1995 period, from existing locations which were included for the entire two fiscal periods.

The Company receives payment for its services from several sources as indicated in the following table.

                                       Service Revenues
                            Three Months Ended   Six Months Ended
                                August 31,          August 31,
                             1996       1995      1996      1995
Medicare ...............     55.8%      60.7%     56.8%     59.6%
Medicaid and other local
  government programs ..     20.5       18.0      20.0      18.0
Insurance and private
  payors ...............     14.8       11.6      14.5      12.2
Staffing for hospitals,
 nursing homes and other      8.8        9.5       8.6      10.1
Other ..................      0.1        0.2       0.1       0.1
Total ..................    100.0%     100.0%    100.0%    100.0%

Operating costs (the direct costs of providing services) were 62.1% and 62.2% of service revenues for the three months ended August 31, 1996 and 1995, and 62.4% and 62.0% for the six months ended August 31, 1996 and 1995, respectively. Payroll fringe costs, consisting primarily of payroll taxes and workers compensation insurance, were 13.5% of direct service wages in the three months ended August 31, 1996 as compared to 15% for the entire six month period ended August 31, 1996. Such decrease was primarily due to reduced premiums for workers compensation insurance.

General and administrative expenses increased by $6.2 million, or 17.9%, to $40.8 million for the three months ended August 31, 1996 from $34.6 million for the three months ended August 31, 1995. For the six months ended August 31, 1996, general and administrative expenses increased by $11.8 million, or 17.2%, to $80.8 million from $69.0 million for the six months ended August 31, 1995. These costs, expressed as a percentage of service revenues, were 35.6% and 34.8% for the six months ended August 31, 1996 and 1995, respectively. The increase in these expenses is due, in part, to approximately $5.3 million incurred in local general and administrative expenses during the six months ended August 31, 1996 in those locations added since August 1995. Additionally, an increase of approximately $1.8 million was incurred in the Company's corporate expenses to expand and strengthen its information systems capabilities and to develop several new programs to augment the Company's home health care services. Such programs include ancillary products and services such as intravenous therapies, durable medical equipment and respiratory and home prescription services. Further, systems are being developed to quantitatively measure patient outcomes and the effectiveness of our comprehensive home care services in meeting patient needs.

Provision for doubtful accounts was $1.4 million and $1.3 million for the 1996 and 1995 periods, respectively. The provisions represented 0.6% of service revenues in each of the 1996 and 1995 periods.

Interest expense was approximately $500 thousand in each of the 1996 and 1995 periods. The Company has a revolving line of credit under which the average amount borrowed was approximately $400 thousand and $2.7 million for the 1996 and 1995 periods, respectively. The resultant decrease in interest expense under the revolving line of credit for the 1996 period was offset by an increase in interest expense incurred on additional capital leases and on notes payable in connection with acquisitions made since August 1995. The average interest rate relating to borrowings under the line of credit was 8.25% and 8.99% for the 1996 and 1995 periods, respectively.

The provision for income taxes decreased approximately $700
thousand to $1.5 million for the six months ended August 31, 1996 as compared to the same period in the prior year primarily due to the decrease in income before taxes. The Company's effective income tax rate was 44% for the six months ended August 31, 1996 as compared to 42% in the prior year.

Net income for the three months ended August 31, 1996 was $1.0 million compared to $1.5 million for the three months ended August 31, 1995. For the six months ended August 31, 1996, net income of $1.9 million represented a decrease of approximately $1.0 million from the six months ended August 31, 1995.

Liquidity and Capital Resources

The Company has a secured revolving credit facility which consists of a revolving line of credit and an acquisition line of credit, under which it can borrow up to an aggregate amount of $25 million. The credit facility expires on July 31, 1997. The amount available for borrowing under the credit facility based upon collateral was approximately $24.8 million at August 31 and February 29, 1996.
The acquisition line of credit provides for borrowings up to $7.5 million without collateral to finance acquisitions made by the Company, provided that the sum of all borrowings does not exceed $25 million.

There were no amounts borrowed under this facility at August 31 and February 29, 1996.

Trade accounts receivable at August 31, 1996 and February 29, 1996 were outstanding approximately 45 days and 54 days, respectively.

At August 31, 1996, the Company's debt obligations due within the next twelve months were $2.8 million.

The Company expects that its existing working capital, cash from operations and its banking facilities will be sufficient to meet its needs for at least the next twelve months and expects that it will be able to extend or replace its revolving credit agreement on comparable terms prior to its expiration on July 31, 1997.


Part II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on August 15, 1996. At the Annual Meeting, the Stockholders of the Company voted to elect Stephen Savitsky as the Class C Director of the Company for a three-year term ending with the 1999 Annual Meeting. 28,497,601 votes were cast in favor of Mr. Savitsky's election as a Class C Director and authority was withheld with respect to 665,284 votes on such matter.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                 Staff Builders, Inc.




Dated:  October 15, 1996    By:  /s/ Stephen Savitsky
                                 Stephen Savitsky
                                 Chairman of the Board, President
                                 and Chief Executive Officer




Dated:  October 15, 1996    By:  /s/ Gary Tighe
                                 Gary Tighe
                                 Senior Vice President, Finance
                                 (Principal Financial and
                                  Accounting Officer)