Form 10-Q
period 1996-11-30
STAFF BUILDERS INC /DE/
filed 1997-01-14
CIK 720480

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED NOVEMBER 30, 1996, OR

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

The number of shares of Class A Common Stock and Class B Common
Stock outstanding on January 8, 1997 was 22,237,606 and 1,482,275 shares, respectively.

STAFF BUILDERS, INC. AND SUBSIDIARIES


                                 INDEX


                                                        PAGE NO.

PART I.   FINANCIAL INFORMATION

          Factors Affecting the Company's Future
          Performance                                      2-3

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets -
          November 30, 1996 and February 29, 1996           4

          Condensed Statements of Consolidated
          Operations - Three and Nine months ended
          November 30, 1996 and 1995                        5

          Condensed Statements of Consolidated Cash
          Flows - Nine months ended November 30, 1996
          and 1995                                          6

          Notes to Condensed Consolidated Financial
          Statements                                       7-8


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS    8-11



PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                  12












                               -1-




PART I.

FACTORS AFFECTING THE COMPANY'S FUTURE PERFORMANCE

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by their inclusion of phrases such as "the Company anticipates", "the Company believes" and other phrases of similar meaning. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:


Government Regulation.   As a home health care company, the Company
is subject to extensive and changing state and Federal regulations relating to the licensing and certification of its offices and the sale and delivery of its ancillary products and services. The Federal government and Medicare fiscal intermediaries have become more vigilant in their review of Medicare reimbursements to home health care providers generally, and are becoming more restrictive in their interpretation of those costs for which reimbursement will be allowed to such providers. Changes in the law and regulations as well as new interpretations enforced by the relevant regulatory agencies could have an adverse effect on the Company's operations and the cost of doing business.

Third-Party Reimbursement and Managed Care.   Because the Company
is reimbursed primarily for its services by the Medicare/Medicaid programs, insurance companies, managed care companies and other third-party payors, the implementation of alternative payment methodologies for any of these payors could have an impact on revenues and profit margins. Generally, managed care companies have sought to contain costs by reducing payments to providers. Continued cost reduction efforts by managed care companies could adversely affect the Company's results of operations.

Health Care Reform.    As Congress and other state reimbursement
entities assess alternative health care delivery systems and payment methodologies, the Company cannot predict which reforms may be adopted or what impact they may have on the Company. Additionally, uncertainties relating to the nature and outcomes of health care reforms have also generated numerous realignments, combinations and consolidations in the health care industry which may also have an adverse impact on the Company's business strategy and results of operations.

                               -2-
Business Conditions.    The Company must continue to establish and
maintain close working relationships with physicians and physician groups, managed care organizations, hospitals, clinics, nursing homes, social service agencies and other health care providers. There can be no assurance that the Company will continue to establish or maintain such relationships.

Attraction and Retention of Executive and Key Employees. Maintaining quality managers and branch administrators will play a significant part in the future success of the Company. The Company's professional nurses and other health care personnel are also key to the continued provision of quality care to the Company's patients. The possible inability to attract and retain both skilled management and sufficient numbers of credentialed health care professionals and para-professionals could adversely affect the Company's operations and quality of services.

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)              NOVEMBER 30,
                                                  1996      FEBRUARY 29,
                                               (UNAUDITED)      1996
ASSETS:
Current Assets:
 Cash and cash equivalents                       $  3,916     $  8,710
 Accounts receivable, net of allowance
   for doubtful accounts of $2,700 at November
   30, 1996 and $2,200 at February 29, 1996        65,160       52,957
 Deferred income tax benefits                       2,398        2,403
 Prepaid expenses and other current assets          3,879        3,543
   Total current assets                            75,353       67,613
Fixed Assets, net of accumulated
  depreciation of $5,695 at November 30,
  1996 and $4,751 at February 29, 1996             10,045        7,436
Intangible Assets, net of accumulated
  amortization of $9,048 at November 30, 1996
  and $7,282 at February 29, 1996                  51,190       41,877
Other Assets                                        6,489        3,601
Total                                            $143,077     $120,527

LIABILITIES:
Current Liabilities:
 Accounts payable and accrued expenses           $ 30,265     $ 25,481
 Accrued payroll and related expenses              25,145       27,769
 Current portion of long-term liabilities           3,343        2,356
 Current income taxes payable                         132          -
 Total current liabilities                         58,885       55,606

 Amount Due Under Secured Revolving
   Line of Credit                                  13,764         -

Other Long-Term Liabilities                        12,002        9,611

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class A Common stock - $.01 par value;
  50,000,000 shares authorized; 22,254,963 and
  22,036,313 outstanding at November 30,
  1996 and February 29, 1996, respectively            223          220
Class B Common stock - $.01 par value;
  1,554,936 shares authorized; 1,484,761
  and 1,501,007 outstanding at November 30,
  1996 and February 29, 1996, respectively             15           15
Convertible preferred stock, 10,000 shares
  authorized; Class A; 666 2/3 shares outstanding       1            1
Additional paid-in capital                         73,028       72,767
Accumulated deficit                               (14,841)     (17,693)
   Total stockholders' equity                      58,426       55,310
Total                                            $143,077     $120,527

        See notes to condensed consolidated financial statements.

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In thousands, except per share data)



                                Three Months Ended   Nine Months Ended
                                   November 30,         November 30,
                                   1996     1995        1996      1995
Revenues:
  Service revenues                     $123,086  $105,639   $350,398  $303,792
  Sales of franchises and fees, net         221       332      1,154       974
Total revenues                          123,307   105,971    351,552   304,766

Costs and Expenses:
  Operating costs                        77,553    68,699    219,290   191,467
  General and administrative expenses    42,626    37,296    123,440   106,279
  Provision for doubtful accounts           660       777      2,050     2,047
  Amortization of intangible assets         692       500      1,847     1,226
  Interest expense                          435       213        920       667
  Other (income) expense, net              (426)    1,693     (1,088)    1,224
Total costs and expenses                121,540   109,178    346,459   302,910

Income (Loss) Before Income Taxes         1,767    (3,207)     5,093     1,856

Provision (Benefit) for Income Taxes        778    (1,347)     2,241       780

Net Income (Loss)                      $    989   $(1,860)  $  2,852  $  1,076

Weighted average number of common
  and common equivalent shares:

    Primary                              24,734    23,847     24,678    25,668

    Fully diluted                        24,785    23,847     24,728    25,688

Income (Loss) per common and
  common equivalent share:

    Primary                               $ .04     $.(08)     $ .12     $ .04

    Fully diluted                         $ .04     $.(08)     $ .12     $ .04

<F1>

           See notes to condensed consolidated financial statements.

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In thousands)
                                                   Nine Months Ended
                                                     November 30,
                                                    1996       1995
Cash Flows from Operating Activities:
Net income                                        $ 2,852    $  1,076
Adjustments to reconcile net income to net
  cash provided by (used in) operations:
    Depreciation and amortization of fixed assets   2,060       1,521
    Amortization of intangibles and other assets    1,848       1,227
    Allowance for doubtful accounts                   500         250
    Deferred tax asset                                  5        (200)
    Amortization of rent escalation liability         (45)        (45)
Change in operating assets and liabilities:
    Accounts receivable                           (12,241)      1,646
    Prepaid expenses and other current assets        (114)     (2,448)
    Accounts payable and accrued expenses             693      10,968
    Income taxes payable                              193      (1,221)
    Other assets                                   (3,034)       (351)
Net cash provided by (used in)
    operating activities                           (7,283)     12,423

Cash Flows from Investing Activities:
Acquisition of businesses                          (7,671)     (7,151)
Additions to fixed assets                          (1,724)       (546)
Net cash used in investing activities              (9,395)     (7,697)

Cash Flows from Financing Activities:
Issuance of common stock for exercise of
  options, warrants and employee stock purchases      624       1,824
Purchase and retirement of common stock              (361)        -
Increase (decrease) in borrowings under
  revolving line of credit                         13,764      (6,461)
Reduction in other long-term liabilities           (2,143)       (624)
Net cash provided by (used in)
  financing activities                             11,884      (5,261)

Decrease in Cash and Cash Equivalents              (4,794)       (535)
Cash and Cash Equivalents, Beginning
  of Period                                         8,710       4,508

Cash and Cash Equivalents, End of Period          $ 3,916    $  3,973

Supplemental Data:
Cash paid for:
  Interest                                        $   747    $    623
  Income taxes, net                               $ 1,208    $  3,321

Fixed assets acquired through
  capital lease agreements                        $ 2,886    $  1,757
Acquisition of businesses through
  issuance of notes payable                       $ 3,113    $  2,731

See notes to condensed consolidated financial statements.

STAFF BUILDERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. FINANCIAL STATEMENTS - In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of November 30, 1996 and February 29, 1996, and the results of operations and the cash flows for the three and nine months ended November 30, 1996 and 1995. Certain prior period amounts have been reclassified to conform with the November 1996 presentation.

     The results for the three and nine months ended November 30, 1996 and 1995 are not necessarily indicative of the results for an entire year. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited financial statements as of February 29, 1996 and for the year then ended.

2. EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE - Earnings (Loss) per common and common equivalent share were computed by dividing the earnings applicable to common stockholders, by the weighted average number of shares of common stock and equivalents, principally dilutive stock options and warrants, outstanding during the periods. For the three and nine months ended November 30, 1996, the computations include the additional shares and the assumed savings of interest expense, net of income taxes, that would have occurred if all outstanding options and warrants were exercised.

     The shares used in computing primary earnings per common and common equivalent share were 24,677,565 shares and 25,667,662 shares for the nine months ended November 30, 1996 and 1995 and 24,734,091 shares and 23,846,610 shares for the three months ended November 30, 1996 and 1995, respectively. The shares used in computing fully diluted earnings per share were 24,727,564 and 25,688,388 for the nine months ended November 30, 1996 and 1995 and 24,785,371 shares and 23,846,610 shares for the three months ended November 30, 1996 and 1995, respectively.

3. ACQUISITIONS - During the nine months ended November 30, 1996, the Company completed 17 acquisitions which added 33 locations for total consideration of approximately $11.9 million. Included in these acquisitions, on September 6, 1996, the Company acquired assets of a provider of temporary staffing services to medical establishments in the metropolitan New York area, for aggregate consideration of approximately $2.5 million, including cash paid of $1.3 million and a note payable of $1.2 million. Also included in these transactions was the purchase of assets in June 1996 of

                               -7-
     a regional home health care provider consisting of five locations in northern California, for aggregate consideration of $1.7 million, including cash paid of $1.1 million and a note payable of $600 thousand. Further, on May 31, 1996, the Company acquired the assets of a regional home health care provider consisting of eight locations in Missouri for which aggregate consideration of approximately $1.6 million was paid. These acquisitions were accounted for as purchase transactions for which the results of operations are included in the Company's financial statements subsequent to their respective dates of acquisition.

     Revenues on a pro forma basis for the three and nine months ended November 30, 1996, if these acquisitions had occurred on March 1, 1996, would have approximated $130.0 million and $368.7 million, respectively. The effect of these acquisitions on net income and earnings per share on a pro forma basis for the three and nine months ended November 30, 1996 is not material.

4. PROVISION (BENEFIT) FOR INCOME TAXES - The provision (benefit) for income taxes for the three and nine months ended November 30, 1996 and 1995 is based upon the Company's estimated tax provision required for the full year.

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

                               -8-

Results of Operations

Total revenues increased approximately $17.3 million or 16.4% for the three months ended November 30, 1996, to $123.3 million from $106.0 million for the three months ended November 30, 1995. For the nine months ended November 30, 1996 ("the 1996 period"), total revenues increased by $46.8 million or 15.4% to $351.6 million from $304.8 million for the nine months ended November 30, 1995 ("the 1995 period").

The foregoing increases include service revenues from 41 locations added since November 30, 1995, aggregating $13.1 million in the 1996 period. Additionally, an increase in revenues in the 1996 period of $14.9 million was due to locations which were added during the 1995 period which are included in the entire 1996 period. Further, the Company generated increased revenue of $18.6 million, or 6%, in the 1996 period over the 1995 period, from existing locations which were included for the entire two fiscal periods. During the quarter ended November 30, 1995, the Company reduced its Medicare revenues by $3.0 million due to a revision in the methodology used to allocate corporate overhead.

The Company receives payment for its services from several sources as indicated in the following table.

                                       Service Revenues
                            Three Months Ended   Nine Months Ended
                               November 30,         November 30,
                             1996       1995      1996      1995
Medicare ..................  54.4%      58.1%     56.0%     59.1%
Medicaid and other local
  government programs .....  19.8       20.0      19.9      18.7
Insurance and private
  payors ..................  14.2       13.6      14.4      12.7
Staffing for hospitals,
  nursing homes and other .  11.4        8.0       9.6       9.3
Other .....................   0.2        0.3       0.1       0.2

Total ..................... 100.0%     100.0%    100.0%    100.0%

Operating costs (the direct costs of providing services) expressed as a percentage of service revenues, were 63.0% and 65.0% for the three months ended November 30, 1996 and 1995, and 62.6% and 63.0% for the nine months ended November 30, 1996 and 1995, respectively. The decrease in these percentages for the nine months ended November 30, 1996 as compared to the same period in the prior year is primarily due to a decrease in payroll fringe costs as a percent of related direct service salaries. Payroll fringe costs, consisting primarily of payroll taxes and workers compensation insurance, were 15.3% and 16.1% of direct service wages in the 1996 and 1995 periods, respectively. The decrease in operating costs as a percentage of service revenues for the quarter ended November 30,

                               -9-
1996 as compared to the same period in the prior year is primarily due to the reserve established for Medicare revenues in the quarter ended November 30, 1995.

General and administrative expenses increased by $5.3 million, or 14.3%, for the quarter ended November 30, 1996, as compared to the quarter ended November 30, 1995. For the 1996 period, general and administrative expenses increased approximately $17.1 million or 16.1% to $123.4 million from $106.3 million for the nine months ended November 30, 1995. General and administrative expenses expressed as a percentage of service revenues were 34.6% and 35.2% for the three and nine months ended November 30, 1996, as compared to 35.3% and 35.0% for the three and nine months ended November 30, 1995, respectively. The increases in these expenses is due, in part, to approximately $7.5 million incurred in local general and administrative expenses in the 1996 period for locations added since November 30, 1995 and for locations which were added during the 1995 period which are included in the entire 1996 period. Additionally, an increase of approximately $3.0 million was incurred in the Company's corporate expenses to expand and strengthen its information systems capabilities including systems to quantitatively measure patient outcomes and the effectiveness of our services. The decrease in the percentage of general and administrative expenses for the quarter ended November 30, 1996 as compared to the same period in the prior year is primarily due to the reserve established for Medicare revenues in the quarter ended November 30, 1995.

Provision for doubtful accounts expressed as a percentage of service revenues was 0.5% and 0.7% for the three months ended
November 30, 1996 and 1995, respectively, and 0.6% and 0.7% for the nine months ended November 30, 1996 and 1995, respectively.

Interest expense increased to $900 thousand in the 1996 period from $700 thousand in the 1995 period primarily due to interest incurred on additional capital leases and on notes payable in connection with acquisitions. The average amounts outstanding under the revolving line of credit were $7.6 million and $2.8 million for the three and nine months ended November 30, 1996, respectively, as compared to $1.8 million for the nine months ended November 30, 1995.

Other (income) expense, net consists of income of approximately $1.1 million in the 1996 period as compared to expense of $1.2 million in the 1995 period. During the quarter ended November 30, 1995, the Company incurred expense of $1.6 million to provide for the costs to close two unprofitable divisions, $200 thousand in costs associated with recapitalization and $165 thousand for settlement of litigation. Other (income) expense, net includes approximately $600 thousand of interest income in each of the 1996 and 1995 periods, primarily resulting from interest income on franchise notes receivable.

Income before income taxes for the three months ended November 30, 1996, was $1.8 million compared to a $3.2 million loss for the three months ended November 30, 1995. For the nine months ended November 30, 1996, income before income taxes was $5.1 million compared to $1.9 million for the nine months ended November 30, 1995.

The provision (benefit) for income taxes for the three and nine months ended November 30, 1996 reflects an effective income tax rate of 44%, as compared to 42% in the comparable prior year periods.

For the three months ended November 30, 1996, net income was $1.0 million compared to a $1.9 million loss for the three months ended November 30, 1995. For the nine months ended November 30, 1996, net income of $2.9 million represented an increase of approximately $1.8 million from the nine months ended November 30, 1995.


Liquidity and Capital Resources

As of January 8, 1997, the Company entered into a new credit facility with its existing bank to replace a prior credit facility scheduled to expire on July 31, 1997. The new credit facility consists of a revolving line of credit, a standby letter of credit facility and an acquisition line of credit, under which it can borrow an aggregate amount of $50 million. The revolving line of credit is collateralized under which the Company is permitted to borrow up to 75% of eligible receivables up to the maximum amount of the credit facility less amounts outstanding under the acquisition line of credit and any outstanding letters of credit. The standby letter of credit sublimit provides for the issuance of letters of credit up to $1.0 million and the acquisition sublimit provides for borrowings up to $15.0 million without collateral to finance acquisitions. As of November 30, 1996 and February 29, 1996, the amounts available for borrowing under the credit facility then in effect based upon collateral were approximately $10.2 million and $24.8 million, respectively. The new secured credit facility expires on July 31, 2000.

At November 30, 1996 there was $13.8 million borrowed under this facility as compared to no outstanding amount at February 29, 1996. The increase in borrowings is primarily due to cash paid for business acquisitions and growth in the Company's accounts receivable. Trade accounts receivable at November 30, 1996 and February 29, 1996 were outstanding approximately 50 days and 48 days, respectively.

At November 30, 1996, the Company's debt obligations due within the next twelve months were $3.3 million.

The Company expects that its existing working capital, cash from operations and its banking facilities will be sufficient to meet its needs for at least the next twelve months.

Part II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant for the quarter ended November 30, 1996.

(B)  Exhibits

10.1 Asset Purchase and Sale Agreement By and Among ATC Healthcare Services, Inc. and Staff Builders, Inc. and William Halperin, and All Care Nursing Service, Inc.




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Staff Builders, Inc.




Dated:  January 14, 1997    By:  /s/ Stephen Savitsky
                                 Stephen Savitsky
                                 Chairman of the Board, President
                                 and Chief Executive Officer




Dated:  January 14, 1997    By:  /s/ Gary Tighe
                                 Gary Tighe
                                 Senior Vice President, Finance
                                 (Principal Financial and
                                  Accounting Officer)