Form 10-K
period 1997-02-28
STAFF BUILDERS INC /DE/
filed 1997-05-28
CIK 720480

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1997

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

The aggregate market value of the voting stock (Class A and Class B Common Stock, assuming conversions of Class B Common Stock into Class A Common Stock on a share for share basis) held by non-affiliates of the registrant based on the closing price of such stock on May 23, 1997, was $49,249,466.

The number of shares of Class A Common Stock and Class B Common Stock outstanding on May 23, 1997 was 22,419,833 and 1,458,696 shares, respectively.
                                          DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10,11,12 and 13 will be included in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed, and which information is incorporated herein by reference.
                                                   PART I

ITEM 1.            BUSINESS

                   Staff Builders, Inc. is a Delaware corporation which was incorporated in New York in 1978 and reincorporated in Delaware in May 1983. Unless the context otherwise requires, all references to the "Company" include the Company's predecessor and its subsidiaries.

General
                   The Company is a leading national provider of home health care services. In addition, it provides supplemental staffing and home health care management consulting services to health care institutions. As of February 28, 1997, the Company had 252 offices located in 37 states and the District of Columbia through which services were provided by approximately 40,000 caregivers. Of these offices, 50 were owned and operated by the Company and 202 were operated by 87 franchisees.

                   The Company's 252 field office locations included 33 locations which were added from 19 acquisitions made during the year ended February 28, 1997 ("Fiscal 1997"). Included in these transactions was the acquisition on September 6, 1996 of a provider of supplemental staffing in the metropolitan New York area which contributed $8.5 million of revenues. On October 7, 1996, the Company acquired a home health provider consisting of three locations in the state of Washington which contributed $3.2 millon of revenues. On June 15, 1996, the Company acquired five home health care locations in northern California which contributed $2.3 million in revenues. Further, in fiscal 1997, the Company acquired certain assets, consisting primarily of licenses, permits, Certificates of Need and provider numbers required for the operation of each location and employee and customer lists, of 16 other service providers in 24 locations which contributed $10.6 million of revenues. During the fiscal year ended February 29, 1996 ("Fiscal 1996"), the Company acquired eleven home health care providers which added 30 locations. During the fiscal year ended February 28, 1995 ("Fiscal 1995"), the Company acquired 20 supplemental staffing locations in two separate transactions and 12 home health care locations in seven transactions.

Home Health Care

                   The Company provides a broad range of home health care services by its licensed health care personnel including services such as skilled nursing treatments, patient and family education, physical therapy, occupational therapy, speech therapy and social services. The Company also provides, unskilled care by home health aides and other unlicensed personnel who assist patients with activities of daily living.

                   Clients' requests for home health care are typically received at a local office and all skilled home health care services are provided pursuant to the orders of the patient's

                                                     -2-

physician. Generally, after a referral is received, the director of home care services will make arrangements for an assessment in which the patient's condition is analyzed in order to identify the patient's needs. Home care services are rendered in accordance with the plan of care as prescribed by a physician. During the intake process, the Company contacts third-party payors to confirm the extent of insurance coverage.

                   In seven locations, the Company operates hospices in accordance with the Federal Medicare program. Hospice services include a full range of medical and nursing services as well as spiritual and emotional support, specialized pain management and bereavement counseling and support.

                   The Company has a home care management consulting division which provides support services to hospital-based home health agencies. Services provided under these management contracts include administrative and regulatory support, clinical and quality management support and fiscal and administrative support services including automated billing.

                   Home health care services, including hospice and management consulting services provided to hospital-based home health agencies, accounted for approximately 89%, 90% and 91% of revenues for fiscal 1997, 1996 and 1995, respectively. The primary payment sources for home health care revenues are Medicare, Medicaid, insurance and individuals, and state and local government health programs. See "Business -- Reimbursement" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Supplemental Staffing

                   The Company's supplemental staffing operations provide clients with medical technicians, registered nurses, licensed practical nurses, and other personnel. Health care institutions use supplemental staffing to cover permanent positions for which they have openings, for peak periods, vacations and emergencies and to accommodate periodic increases in the number of patients.

                   The Company's revenues from supplemental staffing were $49.1 million, $38.1 million and $28.8 million in fiscal 1997, 1996 and 1995, respectively. Fiscal 1997 revenues included $8.5 million resulting from the acquisition on September 6, 1996 of a provider in the metropolitan New York area. The majority of the Company's supplemental staffing revenues are provided through ATC Healthcare Services, Inc. ("ATC"), a wholly-owned subsidiary. At the time of the Company's acquisition of ATC in July 1994, ATC operated thirteen offices in seven states, and in November 1994, ATC acquired seven additional offices in five states.

                   Local offices are generally familiar with the operations, procedures and policies of the institutions in their service areas and use this knowledge in providing the training and orientation to their personnel. Accordingly, the personnel

                                                     -3-
provided are able to assume responsibility quickly and work effectively with permanent staff members.

                   Supplemental staffing operations accounted for approximately 11%, 10% and 9% of revenues for fiscal 1997, 1996 and 1995, respectively.

Franchisees

                   Of the Company's 252 field office locations, 202 were operated by 87 franchisees pursuant to the terms of a franchise agreement with the Company. The locations operated by franchisees contributed approximately $398 million, $334 million and $251 million, or approximately 83%, 82% and 77% of the Company's service revenues for fiscal 1997, 1996 and 1995, respectively.

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

                   The Company pays a distribution or commission to the franchisees based upon a defined formula of gross profit generated. Generally, the Company pays the franchisee 60% of the gross profit attributable to the non-Medicare operations of the franchise. The payment to the Company's franchisees related to Medicare operations is adjusted for cost limitations and reimbursement of allowable Medicare costs. For fiscal 1997, 1996 and 1995, total franchisee distributions of approximately $89 million, $75 million and $57 million, respectively, were included in the Company's general and administrative expenses.
                                                     -4-

                   The Company has implemented its franchise program to permit it to quickly penetrate new markets and realize economies of scale. The program also enables the Company to maintain stable local management by reducing personnel turnover.

Data Processing

                   The Company operates a distributed data processing network (including payroll, billing and other administrative functions) for its home health care operations which connects its field offices with its corporate headquarters in Lake Success, New York. The headquarters for the home care management consulting division is in Clearwater, Florida and the ATC operations have their corporate headquarters in Atlanta, Georgia. Generally, bills are rendered, payroll is processed and collections are received at the corporate headquarters or at lock-boxes which have been established in connection with the Company's revolving line of credit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Recruiting and Training

                   The Company and its franchisees recruit personnel principally through referrals from other personnel, newspaper advertisements and direct mail solicitations to nursing, paramedical and other recruiting sources. A large percentage of these personnel are employed only when needed, and are paid for the actual number of hours worked or visits made.

                   The Company has standardized procedures for recruiting, interviewing, testing and reference checking prospective personnel.
All nurses and therapists must be licensed by the appropriate licensing authorities. Substantially all unlicensed health care personnel must be certified either through a state-approved certification program or must have had previous experience in providing direct patient care in a hospital, nursing home or in the home. After selection, applicants receive instruction in the Company's procedures and policies. Subsequently, they are included on a list of personnel eligible for placement. The Company has an in-service training program for its home health personnel which satisfies the requirements for certification required by certain states.

                   In addition to health care personnel recruited and trained by the Company, the Company contracts with third parties to meet its personnel requirements. These contracted personnel must meet the same qualifications required of Company personnel.

Quality Control and Operations

                   As a service business, the quality and reputation of the Company's personnel and operations is critical to the Company's success. The Company maintains uniform quality assurance programs for its home health care operations, including its consumer hotline and service evaluation system in which patients are asked by the

                                                     -5-
Company to rate the quality of care provided. These programs are administered at the national and local levels. The Company's clinical staff conduct periodic on-site reviews to determine compliance with all regulations.

                   In addition to the on-site reviews conducted by Company personnel, the Company seeks to maintain and improve the quality of its home health care operations by seeking accreditation from the Joint Commission on Accreditation of Healthcare Organizations
("JCAHO"). Currently, the Company has approximately 150 offices which have been accredited by JCAHO.

                   The Company has developed the Staff Builders Clinical Outcomes and Resource Evaluation System ("SCORES"TM). SCORES is a clinical management system that identifies and analyzes patient potential for variances upon admission to home care; customizes a transdisciplinary plan of care; quantifies clinical outcomes, resource utilization and cost of care. SCORESTM is currently being used in fourteen locations and the Company plans to significantly expand the number of locations using SCORESTM during the current fiscal year.

                   The Company has developed a number of proprietary disease-specific programs designed to be used in the home. These programs include the areas of asthma, cardiac disease, diabetes, hospice, maternity, mental health, total knee replacement and wound care.

                   The Company offers its services on a national and local basis. Each office seeks to retain strong local identification in order to best respond to prevailing market conditions and cultivate local referrals. Office managers and franchisees are able to offer the most appropriate services based on market need. The Company provides support including brochures, training seminars, and materials to assist in developing patient care programs as needed within each community.

                   Local efforts principally involve communicating with hospital discharge planners, nursing management, physicians and other individuals at hospitals, nursing homes and other health care facilities to advise them of the array of services available from the Company.

                   Due to changes in health care reimbursement, insurance companies and health maintenance organizations have become more involved in directing services for those to whom they provide coverage. The Company has sought to adapt to the increased role of these organizations in patient referrals through the implementation of its Managed Care Program. Under this program, the Company provides services to members of health maintenance organizations or policy holders of insurance companies at a negotiated rate. The
Company believes that some of these organizations, as a result of their strict guidelines, centralized administration and geographic diversity, retain the Company because of its ability to consistently offer quality services on a national basis. Moreover,

                                                     -6-
the Company believes that its ability to offer patients a wide variety of home health care services will provide it with a competitive edge in obtaining additional business from these organizations.

Competition

                   Although there are national home health care and supplemental staffing companies, the industry is highly fragmented and competitors are often localized in particular geographical markets. In general, there has been a trend toward consolidation in the health care industry which is expected to continue. The Company expects that it will continue to compete with the national organizations as well as local providers including home health care providers owned or otherwise controlled by hospitals. Some of the entities with which the Company competes have substantially greater resources. In addition, the Company's operations depend, to a significant degree, on its ability to recruit qualified health care personnel and the Company faces competition from other companies in recruiting. Generally, there is a shortage of qualified health care personnel and, as a result, the Company, from time to time, has experienced difficulties in obtaining personnel to meet demands for services.

                   The Company believes that prompt service, price, quality and range of services offered are the principal competitive factors which enable it to compete effectively. The Company believes that its rate structure is competitive with others in the industry.
During fiscal 1997, no single client or group contract accounted for ten percent or more of the consolidated revenues.

Reimbursement

                   Revenues generated from the Company's home health care services are paid by insurance carriers, health maintenance organizations and individuals, Medicare, Medicaid and other state and local government health insurance programs. During fiscal 1997 approximately 14% of the Company's total revenues represented reimbursement from insurance carriers, health maintenance organizations and individuals; 55% came from Medicare; and 20% came from Medicaid and other local government health programs. Medicare is a Federally funded program available to persons with certain disabilities and persons of age 65 or older. Medicaid, a program jointly funded by Federal and state governments, and other local government health care programs is designed to pay for certain health care and medical services provided to low income individuals without regard to age.

                   The Company has 149 locations which are certified to provide home health care services to Medicare patients. Medicare reimburses the Company for covered items and services at the lower of the Company's cost, as determined by Medicare, cost limits established by the Federal government, or the amount charged by the Company. The Company submits all Medicare claims to a single insurance company acting as a fiscal intermediary which processes

                                                     -7-
claims on behalf of the Federal government. As of February 28, 1997, the Company has 79 offices which participate in Medicare's periodic interim payments ("PIP") program. Under PIP, the Company receives regular bi-weekly payments based on past Medicare activity of participating offices, which are adjusted at the end of each calendar quarter for actual levels of activity. Offices which are not participating in the PIP program receive payment for services upon submission of individual claims.

                   The Company is also reimbursed for covered items by Medicaid. Approximately 75% of the Company's home health care offices are approved to provide services to Medicaid recipients.
Medicaid reimbursement procedures vary from state to state.

Service Marks

                   The Company believes that its service marks, Staff Builders, Staffline, the stick figure logo, Tender Loving Care and the ATC logo have significant value and are important to the marketing of its services. These names and marks are registered as service marks with the United States Patent and Trademark Office.
The registration of the Staff Builders service mark will remain in effect through February 14, 1999, with respect to home care and hospital staff relief, and through June 28, 2006 with respect to temporary personnel for business and industry. The registration of the Staffline service mark will remain in effect through August 1, 1999. The registration of the stick figure logo service mark will remain in effect through August 16, 1998. The registration of the Tender Loving Care service mark will remain in effect through January 8, 2005. The ATC and design service mark will remain in effect through January 9, 2000. Each of these marks is renewable for additional ten-year periods, provided the Company continues to use them in the ordinary course of business. The Company also owns other federally registered marks for names used in connection with its business.

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



                                                     -8-
                   The Federal government and all states in which the Company currently operates regulate various aspects of the Company's business. Home health agency certification by the Health Care Financing Administration ("HCFA") is required to receive reimbursement for services from Medicare. The Company has 149 offices in 33 states and the District of Columbia which provide services covered by Medicare. HCFA requires, as conditions of participation as a home health agency in the Medicare program, among other things, the satisfaction of certain standards with respect to personnel, services and supervision; the preparation of annual budgets and capital expenditure plans; and the establishment of a professional advisory group that includes at least one physician, one registered nurse and other representatives from related disciplines or consumer groups.

                   Certain states require a provider of home health care services to obtain a license before rendering services. Some states, including many of the states in which the Company presently operates, maintain CON legislation requiring an office to file an application that must be approved by the appropriate state authority before certain health care services can be provided in an area. Approval is dependent upon, among other things, good character and competence, financial capability and a demonstration that the need exists for such services. In states having a CON requirement, HCFA will grant Medicare certification to an office, thereby permitting the office to provide services covered by Medicare, only if the office has obtained a CON.

                   New York State requires the approval by the Public Health Council of the New York State Department of Health ("NYPHC") of any change in the "controlling person" of an operator of a licensed health care services agency (an "LHCSA"). Control of an entity is presumed to exist if any person owns, controls or holds the power to vote 10% or more of the voting securities of such entity. A person seeking approval as a controlling person of an operator of a LHCSA must file an application for NYPHC approval within 30 days of becoming a controlling person, and pending a decision by the NYPHC, such person may not exercise control over the LHCSA. The Company has 16 offices in New York State which are LHCSAs. Such offices accounted for approximately 12% of the Company's revenues in fiscal 1997. If any person should become the owner or holder, or acquire control, of the right to vote 10% or more of the Common Stock of the Company, such person could not exercise control of the Company's LHCSAs until such ownership, control or holding has been approved by the NYPHC.

                   The Company is subject to Federal and certain state laws that govern the offer and sale of franchises. The Company is also subject to a number of state laws that regulate certain substantive aspects of the franchisor-franchisee relationship. If the Company fails to comply with the franchise laws, rules and regulations of a particular state relating to offers and sales of franchises, the Company will be unable to engage in offering or selling franchises in or from such state. To offer and sell franchises, the Company


                                                     -9-
is required by the Federal Trade Commission to furnish to prospective franchisees a current franchise offering disclosure document. The Company has used a Uniform Franchise Offering Circular to satisfy this disclosure obligation. In addition, in certain states the Company is required to register or file with such states and to provide prescribed disclosures. The Company is currently permitted to offer franchises in 44 states and the District of Columbia.

                   The Company is required to update its offering disclosure document to reflect intended changes or the occurrence of certain material events. The occurrence of any such changes or events may from time to time require the Company to stop offering and selling franchises until the document is so updated.

Insurance

                   The Company's employees make decisions which can have significant medical consequences to the patients in their care. As a result, the Company is exposed to substantial liability in the event of negligence or wrongful acts of its personnel. The Company maintains medical professional and general liability insurance providing for coverage in a maximum amount of $26 million per claim, subject to a limitation of $26 million for all claims in any single year. In addition, franchisees are required to maintain general liability insurance providing for coverage of at least $1 million.

Personnel and Employees

                   At February 28, 1997, the Company employed approximately 3,250 full-time administrative and management personnel.
Approximately 2,850 of these employees were located at the Company's branch offices, 380 were located at its corporate headquarters in Lake Success, New York, and 20 were located at its medical staffing division headquarters in Atlanta, Georgia.

                   Additionally, the Company has approximately 40,000 individuals who render home health care and medical staffing services. The company screens all applicants to ensure that they meet all licensing requirements and the Company's eligibility standards. This screening process includes skills testing, reference checking, professional license verification, personal interviews and a physical examination. In addition, new employees receive an orientation on the Company's policies and procedures prior to their initial assignment. The Company is not a party to any collective bargaining agreement and considers its relationship with its employees to be satisfactory.

ITEM 2.            PROPERTIES

                   The Company's corporate headquarters consists of approximately 63,000 square feet of leased office space and 5,000 square feet of storage space in Lake Success, New York. The lease for the corporate headquarters expires on September 30, 2003 and

                                                    -10-
provides for a current base rent of approximately $114,500 per month, which increases annually by three percent.

                   The Company maintains its medical staffing division headquarters in Atlanta, Georgia. The lease for approximately
9,500 square feet of office space expires on May 31, 2000 and provides for a monthly base rent of approximately $10,500.
Approximately 6,000 square feet of the office is sublet to a subtenant unaffiliated with the Company at a monthly rental of approximately $5,600 with annual increases of 4.5 percent.

                   The Company believes that its headquarters office space is sufficient for its immediate needs and that it will be able to obtain additional space if needed in the future.

                   The Company leases substantially all of its branch office locations from landlords unaffiliated with the Company or any of its executive officers or directors. Most of these leases are for a specified term, although several of them are month-to-month leases. As of February 28, 1997, there were 252 offices including 50 operated by the Company and 202 operated by franchisees; 12 of these franchise offices sublease the office space from the Company and the remaining franchise offices are leased by the franchisee from third-party landlords. The Company believes that it will be able to renew or find adequate replacement offices for all leases which are scheduled to expire in the next twelve months at comparable costs.

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

                   The Company is a defendant in several civil actions which are routine and incidental to its business. The Company purchases insurance in such amounts which management believes to be reasonable and prudent. In the opinion of management, the outcome of pending litigation will not have a material adverse effect on the Company's consolidated financial condition, liquidity or results of operations. Accrued expenses include $175,000 at

                                                    -11-
February 28, 1997 which represents the estimated amount of liability claims payable. Such amount represents the deductible amount for which the Company is liable, net of payments by the Company's insurers which are probable of realization, estimated at approximately $1.5 million.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                   No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.


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

                                          High          Low
Fiscal Year Ended February 29, 1996
                        1st Quarter      $ 4.63       $ 3.25
                        2nd Quarter        4.50         3.31
                        3rd Quarter        5.63         2.56
                        4th Quarter        4.00         2.38

Fiscal Year Ended February 28, 1997
                        1st Quarter      $ 3.94       $ 2.50
                        2nd Quarter        4.50         2.88
                        3rd Quarter        3.63         2.25
                        4th Quarter        3.13         2.19

                 There is no established public trading market for the Company's Class B Common Stock, which has ten votes per share and upon transfer is convertible automatically into one share of Class
A Common Stock, which has one vote per share.

(B)              Holders

                 As of May 23, 1997, there were approximately 325 holders of record of Class A Common Stock (including brokerage firms holding stock in "street name" and other nominees) and 550 holders of record of Class B Common Stock.



                                                    -12-

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

ITEM 6.

SELECTED FINANCIAL DATA (in thousands, except per share data)

                                                                         Years Ended
                                                   February    February    February    February    February
                                                   28, 1997    29, 1996    28, 1995    28, 1994    28, 1993
CONSOLIDATED OPERATIONS DATA:
Revenues                                           $480,355    $410,160    $325,111    $246,082    $198,627
Costs and expenses:
  Operating costs                                   301,508     256,719     201,365     152,824     128,331
  General and administrative expenses               167,550     143,704     111,462      83,682      62,075
  Provision for doubtful accounts                     2,740       2,678       2,431       2,400       2,352
  Amortization of intangible assets                   2,623       1,823       1,237         884         775
  Interest expense                                    1,601         948       1,237       2,189       2,244
  Interest income                                      (896)       (976)       (796)       (605)       (565)
  Other (income) expense, net                        (1,487)      1,791         (22)         36        (370)
    Total costs and expenses                        473,639     406,687     316,914     241,410     194,842
Income from operations
  before income taxes                                 6,716       3,473       8,197       4,672       3,785
Provision for income taxes                            2,955       1,459       3,462       1,308       1,211
Net income                                         $  3,761    $  2,014    $  4,735    $  3,364    $  2,574

Income applicable to
  common stockholders                              $  3,761    $  2,014    $  4,735    $  3,954    $  2,174

Income per common and common
  equivalent share:
  Primary                                          $    .16    $    .08    $    .20    $    .20    $    .14
  Fully diluted                                    $    .16    $    .08    $    .20    $    .20    $    .13

Cash dividends per common share                    $   -       $   -       $   -       $   -       $   -

Weighted average number of common
  and common equivalent shares
  outstanding:
  Primary                                            24,591      25,340      24,073      22,175      16,073
  Fully diluted                                      24,648      25,532      24,376      22,175      16,488


CONSOLIDATED BALANCE SHEET DATA:

Total assets                                       $156,172    $120,527    $103,486    $ 87,310    $ 66,983

Working capital                                      27,245      12,007      22,038      26,855      17,214

Current portion of long-term liabilities              5,230       2,356       1,267         827       1,797

Long-term liabilities                                37,998       9,611       9,186      14,021      13,768

Total liabilities                                    96,706      65,217      51,135      48,035      37,708

Redeemable Class B Preferred Stock
  and accrued dividends                                -           -           -            -         6,034

Stockholders' equity                                 59,466      55,310      52,351      40,976      23,241

<F1>

Certain prior period amounts have been reclassified to conform with the fiscal 1997 presentation.

                                                            -14-

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


Results of Operations

Years Ended February 28, 1997 ("Fiscal 1997"), February 29, 1996
("Fiscal 1996") and February 28, 1995 ("Fiscal 1995")


                 Revenues. Total revenues increased by $70.2 million or 17.1% to $480.4 million in fiscal 1997 from $410.2 million in fiscal 1996. This increase included $24.6 million of revenues from acquisitions made in fiscal 1997. Additionally, revenues from acquisitions made in fiscal 1996 which are included in the full fiscal 1997 period and continued expansion of the Company's franchise program to new locations resulted in increased revenues of $19.0 million in fiscal 1997. Existing locations which were included for the entire two fiscal periods generated increased revenues of $26.6 million, or 7%, in fiscal 1997 over fiscal 1996.

        Total revenues increased by $85.1 million or 26.2% to $410.2 million in fiscal 1996 from $325.1 million in fiscal 1995. This increase included $11.2 million of revenue from acquisitions made in fiscal 1996, including $5.6 million of revenues from a regional home health care provider based in Raleigh-Durham, North Carolina which was acquired in August 1995, and $5.6 million of revenues from three other companies acquired thereafter. Further, revenues generated by an Atlanta, Georgia based provider of medical staffing services (ATC) acquired in July 1994, which are included for the full fiscal 1996 period, contributed $8.6 million of increased revenue in fiscal 1996 as compared to fiscal 1995. The introduction and expansion of medical staffing services in some of the Company's existing locations added $2.2 million of revenues in fiscal 1996. Expansion of the Company's franchise program resulted in increased health care revenues of $27 million in fiscal 1996 over fiscal 1995 from the addition of new locations in fiscal 1996 and the addition of locations during fiscal 1995 which are included in the full fiscal 1996 period. Additionally, the Company generated increased revenue of $39 million, or 13%, in fiscal 1996 over fiscal 1995, from existing locations which were included for the entire two fiscal periods. Offsetting the foregoing increases, the Company reduced its Medicare revenues by $3 million due to a revision in the methodology used to allocate corporate overhead, as required by the Medicare fiscal intermediary.


                                                    -15-
        The increase in Medicare and Medicaid revenues during the three years ended February 28, 1997 was due to an increase in the number of locations participating in these programs. In order to be certified by the Health Care Finance Administration as a home health agency which may participate in the Medicare program, among other things, a location must satisfy certain operational standards with respect to the number and qualifications of personnel, service levels and related supervision as well as meet certain financial standards with respect to the preparation of annual budgets and capital expenditure plans. The number of locations which are eligible to provide Medicare services has increased from 105 as of February 28, 1995, to 149 as of February 28, 1997. Additionally, the Company has continued to respond to the related, increasing market demand for health care services.

        The Company receives payment for its health care services from several sources. The following are the Company's service revenues by payment source:

                                           Years Ended
                                 February   February   February
                                 28, 1997   29, 1996   28, 1995
Medicare                           55.6%      57.7%      56.5%
Medicaid and other local
 government programs               19.8       19.4       20.1
Insurance and individuals          14.0       13.4       14.5
Hospitals, nursing homes and
 other health care institutions    10.3        9.3        8.9
Other                               0.3        0.2         -
Total                             100.0%     100.0%     100.0%


        The change in revenue mix and the reimbursement sources reflect the Company's growth of its home health care operations and the expansion of its supplemental staffing services. Supplemental staffing revenues increased by $11 million, or 28.9%, to $49.1 million in fiscal 1997 from $38.1 million in fiscal 1996, as compared to $28.8 million in fiscal 1995. The increase in fiscal 1997 included $8.5 million resulting from the acquisition on September 6, 1996 of a provider of supplemental staffing services to medical establishments in the metropolitan New York area. The increase in fiscal 1996 included $8.6 million from the ATC locations acquired in July 1994.

        The service revenues attributable to franchise offices increased to 83% in fiscal 1997 from 82% in fiscal 1996 and from 77% in fiscal 1995. The increase in revenues attributable to franchise offices was due to the increase in the number of locations operated by franchisees from 94 locations operated by 57 franchisees as of February 28, 1994 to 202 locations operated by 87 franchisees as of February 28, 1997. These increases result from the Company's continuing efforts to expand its operations in additional markets primarily through the recruitment of new franchisees.
                                                    -16-
                 Operating Costs. Operating costs were 62.9%, 62.8% and 62.1% of service revenues in fiscal 1997, 1996 and 1995, respectively. Operating costs represent the direct costs of providing services to patients, including wages, payroll taxes, travel costs, insurance costs, medical supplies and the cost of contracted services. The increase in the percentage of operating costs in fiscal 1996 was primarily due to the reduction in Medicare revenues due to a revision in the methodology used to allocate corporate overhead.

                 The payroll fringe costs, consisting primarily of payroll taxes and workers compensation insurance, represents 15.9%, 14.6% and 17.3% of direct service wages in fiscal 1997, 1996 and 1995, respectively. The variations in payroll fringe costs as a percentage of direct service wages were primarily due to costs for workers compensation insurance.

                 The cost of contracted services represents 6.5%, 8.1% and 9.8% of service revenues in fiscal 1997, 1996 and 1995, respectively.

                 The revenues, operating costs and resultant gross margins generated by the Company's franchise and Company-owned locations are as follows:
                                                                       ($ in millions)
                                                                         Years Ended
                                                                February  February  February
                                                                28, 1997  29, 1996  28, 1995
Total revenues - Franchise                                        $398      $334      $251
Total revenues - Company-Owned                                      82        76        74
Total revenues                                                    $480      $410      $325

Operating costs - Franchise                                       $248      $207      $154
Operating costs - Company-Owned                                     54        50        47
Operating costs                                                   $302      $257      $201

Gross margin - Franchise                                          $150      $127      $ 97
Gross margin - Company-Owned                                        28        26        27
Gross margin                                                      $178      $153      $124

                 The gross margin percentages generated by Company-owned locations are lower than those for franchise locations as a result of a proportionately higher volume of services which have lower gross margin percentages, such as supplemental staffing and Medicaid.

                 General and Administrative Expenses. General and administrative expenses increased by $23.8 million or 16.6% in fiscal 1997 as compared to fiscal 1996 and increased by $32.2


                                                    -17-
million or 28.9% in fiscal 1996 as compared to fiscal 1995. These costs expressed as a percentage of service revenues were 35.0%, 35.1% and 34.4% in fiscal 1997, 1996 and 1995, respectively. The increase in general and administrative expenses in fiscal 1997 was due to approximately $13.2 million resulting from expansion of the Company's franchise program for the amounts distributed to new franchisees which were added in fiscal 1997 and the addition of new franchise locations during fiscal 1996 which were included in the entire fiscal 1997 period. Additionally, an increase of approximately $3.4 million resulted from locations operated by the Company and acquired in fiscal 1997 and locations added during fiscal 1996 which were included in the entire fiscal 1997 period. Further, approximately $4.3 million was incurred in fiscal 1997 to expand the capabilities of the Company's information systems and to develop specialized programs to augment the Company's home health care operations. Included in the increase in fiscal 1996 is $3.2 million incurred by the Company's medical staffing division, due primarily to the locations acquired in July 1994, which were included in the entire 1996 fiscal year. Further, $2.1 million was incurred by seven locations acquired in August 1995, from a regional home health care provider. Additionally, expansion of the Company's franchise program resulted in increased general and administrative expense of $18.5 million in fiscal 1996 over fiscal 1995, for the amounts distributed to new franchisees which were added in fiscal 1996 and the addition of new franchise locations during fiscal 1995 which are included in the full fiscal 1996 period. Included in general and administrative expenses are reserves and write-offs of notes receivable from franchisees of $169 in fiscal 1996. There was no expense incurred in fiscal 1997 and 1995 related to reserves and write-offs of notes receivable.

                 Provisions for Doubtful Accounts Receivable. The provisions represented 0.6%, 0.7% and 0.8% of service revenues in fiscal 1997, 1996 and 1995, respectively.

                 Amortization of Intangible Assets. Amortization of intangible assets was approximately $2.6 million in fiscal 1997 as compared to $1.8 million in fiscal 1996 and $1.2 million in fiscal 1995. The increases are due to business acquisitions made in the 1997 and 1996 fiscal years.

                 Interest Expense. Interest expense was approximately $1.6 million in fiscal 1997 as compared to $900 in fiscal 1996 and $1.2 million in fiscal 1995. The increase in interest expense in fiscal 1997 over fiscal 1996 was primarily due to an increase in the level of borrowings under the Company's revolving line of credit and increases in the amount of capital leases and other interest bearing debt. The reduction in interest expense in fiscal 1996 from fiscal 1995 was due to a combination of lower interest rates and reduced levels of borrowings required due primarily to the reduction in the amount of time that the Company's accounts receivable were outstanding.

                                                    -18-
                 Interest Income. Interest income includes interest on franchise notes receivable of $527, $788 and $676 in fiscal 1997, 1996 and 1995, respectively. Interest earned on franchise notes receivable is generally at the prime rate plus three percent.

                 Other (Income) Expense, Net. Other (income) expense, net in fiscal 1997 includes income of approximately $1.2 million resulting from the sale of a Company division. Fiscal 1996 expense included $1,580 to provide for the costs to close two divisions, $358 in costs associated with the Company's recapitalization and $165 for settlement of litigation.

                 Provision for Income Taxes. The provision for income taxes reflects an effective rate of 44%, 42% and 42% in fiscal
1997, 1996 and 1995, respectively.


                 Net Income. Net income for fiscal 1997 was $3.76 million, or $.16 per share, compared to $2.01 million, or $.08 per share,in fiscal 1996 and $4.74 million, or $.20 per share,in fiscal 1995.

Liquidity and Capital Resources

                 In January 1997, the Company obtained a new secured revolving credit facility with its existing bank which consists of a revolving line of credit, an acquisition line of credit and a standby letter of credit facility, under which it can borrow an aggregate amount of $50 million. The Company is permitted to borrow up to 75% of eligible receivables up to the maximum amount of the credit facility less amounts outstanding under the acquisition line of credit and any outstanding letters of credit. The acquisition line of credit provides for borrowings up to $15 million without collateral to finance acquisitions, provided that the sum of all borrowings do not exceed $50 million. Eligible receivables are defined principally as trade accounts receivable which have been outstanding for less than 120 days. Long-term and short-term liquidity will be enhanced to the extent that the accounts receivable on which the Company is not permitted to borrow are reduced and by shortening the amount of time that its accounts are outstanding. The average daily balance outstanding under the credit facility was approximately $6.3 million, $1.4 million, and $3.3 million in fiscal 1997, 1996 and 1995, respectively.

                 Trade accounts receivable at the end of fiscal 1997, 1996, and 1995 were outstanding for an average of approximately 57, 48 and 54 days, respectively. As of February 28, 1997, the Company has 79 offices which participate in Medicare's periodic interim payments ("PIP") program. Under PIP, the Company receives regular bi-weekly payments based on past Medicare activity, which is adjusted quarterly for actual volume.

                 The Company funds the operating costs for all Company owned and franchise locations as well as all regional and corporate general and administrative expenses. Operating costs primarily

                                                    -19-
consist of direct service salaries paid on a weekly cycle. Each franchisee funds its own general and administrative expenses. The Company pays a distribution to its franchisees, based upon a percentage of gross profit generated by the franchise, within 25 to 45 days after each month-end. Some of the administrative personnel for franchise locations are obtained contractually from the Company for which the related cost is deducted from monthly distributions paid.

                 During fiscal 1997, 1996 and 1995, the Company purchased and retired a total of 1,518,774 shares of its common stock at a cost of $4.3 million.

                 The Company has several agreements under which it leases computer and other capital equipment through September 2002. The net carrying value of the assets under these leases was approximately $7.1 million and $3.8 million at February 28, 1997 and February 29, 1996, respectively.

                 At February 28, 1997, the Company's debt obligations due within the next twelve months were approximately $5.2 million.

                 The Company expects that its existing working capital, cash from operations and its credit facilities will be sufficient to meet its needs for at least the next twelve months.

Effect of Inflation

                 The rate of inflation was immaterial during the 1997 fiscal year. In the past, the effects of inflation on salaries and operating expenses have been offset by the Company's ability to increase its charges for services rendered. The Company anticipates that it will be able to continue to do so in the future, subject to applicable restrictions with respect to services provided to clients eligible for Medicare and Medicaid reimbursement. The Company continually reviews its costs in relation to the pricing of its services.

Recent Pronouncements of the Financial Accounting Standards Board

                 In February 1997, the FASB issued SFAS No. 128 "Earnings per Share" which is effective for the Company in financial statements issued after December 15, 1997. SFAS 128 supersedes APB
15 and replaces the presentations of primary EPS with a presentation of Basic EPS. It also requires presentation of Basic and Diluted EPS on the income statement for all entities with complex capital structures. The Company does not expect the adoption of SFAS 128 to have a material effect on earnings per share.

Forward Looking Statements

                 Certain statements in this report on Form 10-K constitute "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995. These statements are typically identified by their inclusion of phrases such as "the
Company anticipates", "the Company believes" and other phrases of similar meaning. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the

                                                    -20-
actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.


GOVERNMENT REGULATION. As a home health care provider, the Company is subject to extensive and changing state and Federal regulations relating to the licensing and certification of its offices and the sale and delivery of its products and services. The Federal government and Medicare fiscal intermediaries have become more vigilant in their review of Medicare reimbursements to home health care providers generally, and are becoming more restrictive in their interpretation of those costs for which reimbursement will be allowed to such providers. Changes in the law and regulations as well as new interpretations enforced by the relevant regulatory agencies could have an adverse effect on the Company's operations and the cost of doing business.

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

HEALTH CARE REFORM. As Congress and state reimbursement entities assess alternative health care delivery systems and payment methodologies, the Company cannot predict which reforms may be adopted or what impact they may have on the Company. Additionally, uncertainties relating to the nature and outcomes of health care reforms have also generated numerous realignments, combinations and consolidations in the health care industry which may also have an adverse impact on the Company's business strategy and results of operations.

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

ATTRACTION AND RETENTION OF FRANCHISEES AND EMPLOYEES. Maintaining quality franchisees, managers and branch administrators will play a significant part in the future success of the Company. The Company's professional nurses and other health care personnel are also key to the continued provision of quality care to the Company's patients . The possible inability to attract and retain qualified franchisees, skilled management and sufficient numbers of credentialed health care professionals and para-professionals could adversely affect the Company's operations and quality of service.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                    STAFF BUILDERS, INC. AND SUBSIDIARIES

                                              TABLE OF CONTENTS



                                                                      Page
INDEPENDENT AUDITORS' REPORT                                          F-1


CONSOLIDATED FINANCIAL STATEMENTS:

  Consolidated Balance Sheets as of February 28, 1997
    and February 29, 1996                                             F-2

  Consolidated Statements of Income
    for the Years ended February 28, 1997, February
    29, 1996 and February 28, 1995                                    F-3

  Consolidated Statements of Stockholders' Equity
    for the Years ended February 28, 1997, February
    29, 1996 and February 28, 1995                                    F-4

  Consolidated Statements of Cash Flows
    for the Years ended February 28, 1997, February
    29, 1996 and February 28, 1995                                    F-5

  Notes to Consolidated Financial Statements                          F-6

FINANCIAL STATEMENT SCHEDULE FOR THE YEARS ENDED
  FEBRUARY 28, 1997, FEBRUARY 29, 1996
  AND FEBRUARY 28, 1995

    II - Valuation and Qualifying Accounts                            F-23



All other schedules were omitted because they are not required, not applicable or the information is otherwise shown in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Staff Builders, Inc.:

We have audited the accompanying consolidated balance sheets of Staff Builders, Inc. and subsidiaries (the "Company") as of February 28, 1997 and February 29, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended February 28, 1997. Our audits also included the financial statement schedule listed in the table of contents. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Staff Builders, Inc. and subsidiaries at February 28, 1997 and February 29, 1996 and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche, LLP

Jericho, New York
April 18, 1997

STAFF BUILDERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
                                                         February  February
ASSETS                                                   28, 1997  29, 1996
CURRENT ASSETS:
  Cash and cash equivalents                                                               $  2,006  $  8,710
  Accounts receivable, net of allowance
    for doubtful accounts of $2,800
    and $2,200, respectively                                                                77,103    52,957
  Deferred income tax benefits                                                               1,855     2,403
  Prepaid expenses and other current assets                 4,989     3,543
          Total current assets                                                              85,953    67,613
FIXED ASSETS, net                                                                           12,082     7,436
INTANGIBLE ASSETS, net                                                                      51,022    41,877
OTHER ASSETS                                                7,115     3,601
TOTAL                                                    $156,172  $120,527
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                        $ 14,429  $  9,003
  Accrued expenses                                                                          17,307    16,478
  Accrued payroll and payroll related expenses                                              21,742    27,769
  Current portion of long-term liabilities                  5,230     2,356
          Total current liabilities                        58,708    55,606

LONG-TERM LIABILITIES                                      37,998     9,611

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
  Common stock -                                                                                -         -
    Class A Common Stock - $.01 par value;
    50,000,000 shares authorized; 22,343,970 and
    22,036,313 outstanding at February 28, 1997
    and February 29, 1996, respectively                                                        223       220
    Class B Common Stock - $.01 par value;
    1,554,936 shares authorized; 1,462,361 and
    1,501,007 outstanding at February 28, 1997
    and February 29, 1996, respectively                                                         15        15
  Preferred stock, 10,000 shares authorized;
    Class A - $1.00 par value; 666 2/3 shares
    outstanding at February 28, 1997 and
    February 29, 1996                                                                            1         1
  Additional paid-in capital                                                                73,159    72,767
  Accumulated deficit                                     (13,932)  (17,693)
          Total stockholders' equity                       59,466    55,310

  TOTAL                                                  $156,172  $120,527

<F1>
                                         See notes to consolidated financial statements

                                                               F-2

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
                                                                        Years Ended
                                                          February       February       February
                                                          28, 1997       29, 1996       28, 1995
REVENUES:

  Service revenues                                        $479,029       $408,873       $324,013
  Sales of franchises and fees, net                          1,326          1,287          1,098

    Total revenues                                         480,355        410,160        325,111

COSTS AND EXPENSES:

  Operating costs                                          301,508        256,719        201,365
  General and administrative expenses                      167,550        143,704        111,462
  Provision for doubtful accounts                            2,740          2,678          2,431
  Amortization of intangible assets                          2,623          1,823          1,237
  Interest expense                                           1,601            948          1,237
  Interest income                                             (896)          (976)          (796)
  Other (income) expense, net                               (1,487)         1,791            (22)

    Total costs and expenses                               473,639        406,687        316,914

INCOME BEFORE INCOME TAXES                                   6,716          3,473          8,197

PROVISION FOR INCOME TAXES                                   2,955          1,459          3,462

NET INCOME                                                $  3,761       $  2,014       $  4,735





EARNINGS PER COMMON SHARE:

  Primary earnings per share                              $    .16       $    .08       $    .20

  Fully diluted earnings per share                        $    .16       $    .08       $    .20

<F1>




                               See notes to consolidated financial statements

                                                    F - 3

STAFF BUILDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
                                                                     Preferred  Additional
                                                    Common Stock       Stock     Paid-In   Accumulated
                                                  Shares     Amount   Class A    Capital     Deficit     Total
Balances, March 1, 1994                         20,919,219   $ 210      $ 1      $ 65,207   $(24,442)   $ 40,976

Additional common stock in
  connection with a 1987 acquisition                   600       -                                             -

Common stock issued -
  exercise of stock options                         35,450       -                     95                     95

Exercise of common stock warrants                  250,000       2                    500                    502

Common stock issued-acquisitions                 2,570,388      26                  8,456                  8,482

Common stock issued-employee
  stock purchase plan                              139,166       1                    396                    397

Purchase and retirement of common stock           (977,774)    (10)                (2,826)                (2,836)

Net Income                                                                                     4,735       4,735

Balances, February 28, 1995                     22,937,049     229        1        71,828    (19,707)     52,351

Additional common stock in
  connection with a 1987 acquisition                 1,360       -                                             -

Common stock issued-exercise of
  stock options, net of 683,054 shares
  used to pay for shares and
  withholding taxes, net of related
  tax benefits of $772                             437,681       4                    405                    409

Exercise of common stock warrants                  398,016       4                  1,126                  1,130

Common stock issued-employee
  stock purchase plan                              149,214       2                    429                    431

Purchase and retirement of common stock           (386,000)     (4)                (1,021)                (1,025)

Net Income                                                                                     2,014       2,014

Balances, February 29, 1996                     23,537,320     235        1        72,767    (17,693)     55,310

Additional common stock in
 connection with a 1987 acquisition                  4,870       -                      -                      -

Common stock issued - exercise of
  stock options, net of 15,232 shares
  used to pay for shares                            23,768       0                     29                     29

Exercise of common stock warrants                  160,680       2                    193                    195

Common stock issued-employee
  stock purchase plan                              234,693       2                    579                    581

Purchase and retirement of common stock           (155,000)     (1)                  (409)                  (410)

Net Income                                                                                     3,761       3,761

Balances, February 28, 1997                     23,806,331   $ 238      $ 1      $ 73,159   $(13,932)   $ 59,466

<F1>

                                       See notes to consolidated financial statements

STAFF BUILDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                               Years Ended
                                                                  February      February      February
                                                                  28, 1997      29, 1996      28, 1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                      $ 3,761       $ 2,014       $ 4,735
  Adjustments to reconcile net income to
    net cash provided by (used in) operations:
    Depreciation and amortization of fixed assets                   2,757         2,120         1,378
    Amortization of intangibles and other assets                    2,623         1,823         1,237
    Increase (decrease) in other long term liabilities               (758)          477           296
    Allowance for doubtful accounts                                   600           450           350
    Deferred income taxes                                             548        (1,013)          513
    Gain on sale of business division                                (472)           -             -
  Change in operating assets and liabilities:
    Accounts receivable                                           (23,443)        3,993        (2,452)
    Prepaid expenses and other current assets                      (1,193)       (1,447)         (212)
    Accounts payable and accrued expenses                          (1,610)       12,750         6,576
    Income taxes payable                                               62        (1,098)         (398)
    Other assets                                                   (3,654)          (10)         (595)
    Net cash provided by (used in)
     operating activities                                         (20,779)       20,059        11,428

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                               (8,202)       (7,981)       (3,956)
  Additions to fixed assets                                        (2,334)       (1,127)       (2,101)
  Proceeds from disposal of fixed assets                              -              14             3
    Net cash used in investing activities                         (10,536)       (9,094)       (6,054)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Employee Stock Purchase Plan                          581           431           397
  Exercise of stock options                                            29           409            95
  Exercise of warrants                                                195         1,130           502
  Purchase and retirement of common stock                            (410)       (1,025)       (2,836)
  Borrowings under revolving line of credit                        21,565        (6,461)       (5,094)
  Proceeds from other note payable                                  5,727           -             -
  Payment of notes payable and other
   long-term liabilities                                           (3,076)       (1,247)       (1,260)
    Net cash provided by (used in) financing
     activities                                                    24,611        (6,763)       (8,196)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (6,704)        4,202        (2,822)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      8,710         4,508         7,330

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 2,006       $ 8,710       $ 4,508

SUPPLEMENTAL DATA:
  Cash paid for:

    Interest                                                      $ 1,081       $   806       $   962

    Income taxes, net                                             $ 1,867       $ 3,485       $ 2,846

Fixed assets purchased through
  capital lease agreements                                        $ 4,770       $ 2,425       $ 1,330

Common stock issued for business acquisitions                     $   -         $   -         $ 8,482

<F1>
                               See notes to consolidated financial statements

                                                    F-5

STAFF BUILDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 28, 1997 ("Fiscal 1997"), FEBRUARY 29, 1996
("Fiscal 1996") AND FEBRUARY 28, 1995 ("Fiscal 1995")
(Dollars in Thousands, Except Where Indicated Otherwise and, for Per Share Amounts)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                 Nature of Business

                 Staff Builders, Inc. ("Staff Builders" or the "Company") is a national provider of home health care personnel and supplemental staffing to health care institutions.

                 Principles of Consolidation

                 The accompanying consolidated financial statements include the accounts of Staff Builders and its wholly-owned subsidiaries. The Company maintains its records on a fiscal year ending the last day in February. All material intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform with the fiscal 1997 presentation.

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

                 The Company pays a distribution or commission to the franchisees based on a defined formula of gross profit generated. Generally, the Company pays the franchisee 60% of the gross profit attributable to the non-Medicare operations of the franchise. The payment to the Company's franchises related to Medicare operations is adjusted for cost limitations and reimbursement of allowable Medicare costs.



                                                       F-6
                 For fiscal 1997, 1996 and 1995, total franchisee distributions of approximately $88.6 million, $75.4 million and $56.9 million, respectively, were included in the Company's general and administrative expenses.

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

                 Fixed Assets

                 Fixed assets, primarily consisting of equipment, furniture and fixtures, and leasehold improvements, are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. The estimated useful lives of the related assets are generally five to seven years.

                 Intangible Assets

                 The excess of the purchase price and related acquisition costs over the fair market value of the net assets of the businesses acquired is amortized on a straight-line basis over periods ranging from fifteen to forty years. Intangible assets also include customer lists, trademarks and noncompete agreements, which are amortized over a four to fifteen-year period on a straight-line basis. The accumulated amortization as of February 28, 1997 and February 29, 1996, was $9,126 and $7,282, respectively. During fiscal 1997 and fiscal 1996, the Company wrote off $659 and $1,014 of fully amortized intangible assets, respectively.


                 Impairment Accounting

                 In fiscal 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."
This Statement requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The adoption of SFAS No. 121 at February 28, 1997 and its application during fiscal 1997, had no material impact on the Company's financial position or results of operations.

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

                 Medicare reimburses the Company for covered items and services at the lower of the Company's cost, as determined by Medicare, cost limits established by the Federal government, or the amount charged by the Company. Revenues generated from Medicare services are recorded when services are provided at an estimated reimbursement rate. Certain factors used to develop these rates are subject to review and adjustment by the appropriate governmental authorities and may result in additional amounts due to or due from the Company. Management reduces revenues by its estimate of the amount of net adjustments which should ultimately occur. Adjustments, if any, are recorded to these estimates in the period during which they arise. The Company reduced its Medicare revenues by $3 million in the quarter ended November 30, 1995, for which the related amount of the third party payor settlement liability is included in accrued expenses, due to a revision in the methodology used to allocate corporate overhead.

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

2.   FRANCHISE OPERATIONS

                 Franchise notes receivable generally bear interest at the prevailing prime lending rate plus three percent and are generally payable over a term of ten years. The balance of these notes receivable at February 28, 1997 and February 29, 1996 amounted to
$1,953 and $1,560, net of deferred income reflected as a valuation reserve for financial reporting purposes of $5,600 and $5,735, respectively. The net balances of these notes at February 28, 1997 and February 29, 1996 include $302 and $191 in Prepaid Expenses and
Other Current Assets and $1,651 and $1,369 in Other Assets, respectively. During fiscal 1997, 1996 and 1995, $444, $526 and $381, respectively, of notes receivable previously not recognized into income were collected and included in revenues.

                 Sales of franchises and fees, net include $827, $761 and $480 of initial franchise fees for fiscal 1997, 1996 and 1995, respectively. The initial franchise fees received in fiscal 1997, 1996 and 1995 include $488, $507 and $452 for health care franchises and $339, $254 and $28 for supplemental staffing franchises, respectively. The remaining amounts represent charges to franchisees for the use of Company assets including customer and employee lists.
The Company has performed substantially all of its obligations as required under the terms of its franchise agreements.

                 General and administrative expenses include reserves and write-offs of notes receivable from franchisees of $169 in fiscal
1996. There was no expense incurred in fiscal 1997 and 1995 related to reserves and write-offs of notes receivable.

                 Interest income on franchise notes receivable is included in other income.

                 On September 6, 1996, in connection with the acquisition of a supplemental staffing business (see Note 3), a corporation acquired the rights to operate this business as a franchise and paid a fee of $75 to the Company. A majority of the stock of this corporation is owned by two family members of one of the Company's executive officers.

                 In April 1992, one of the franchisees was acquired by a corporation owned by a family member of one of the Company's executive officers. The purchase price for the franchise included the assumption of a note payable to the Company of $845 of which $729 remains outstanding at February 28, 1997. The note bears interest at the prevailing prime lending rate and matures in 2009.

                 Two of the Company's executive officers own a portion of three franchises. One of these officers owns a portion of a franchise for which a note payable was issued to the company of $300 of which $244 remains outstanding at February 28, 1997. The other Company officer owns a portion of two franchises for which liabilities to the Company of $36 and $46, respectively, remain outstanding at February
28, 1997.


3.   ACQUISITIONS

                 On October 7, 1996, the Company acquired the assets of Assured Home Health and Hospice, Inc., a regional home health care provider consisting of three locations in the state of Washington.
This transaction was accounted for as a purchase for which aggregate consideration of approximately $500 included cash paid of approximately $100 and net obligations assumed of approximately $400.

                 On September 6, 1996, the Company acquired the assets of All Care Nursing Service, Inc., a provider of supplemental staffing in the metropolitan New York area. The transaction was accounted for as a purchase for aggregate consideration of approximately $2.5 million, including cash paid of $1.3 million and a note payable of $1.2 million.

                 On June 15, 1996, the Company acquired the assets of Central California Premier Health Services, Inc., a regional home health care provider consisting of five locations in northern California, in a transaction accounted for as a purchase. Aggregate consideration included cash paid of $1.1 million and a note payable of $600.

                 On August 30, 1995, the Company acquired the stock of MedVisit, Inc., a regional health care provider consisting of seven locations in the Raleigh-Durham, North Carolina area. The transaction was accounted for as a purchase for which aggregate consideration of approximately $5 million included cash paid of $1.2 million, the present value of notes payable of $2.7 million and net obligations assumed of $1.1 million.

                 On September 1, 1995, the Company acquired assets of Accredicare, Inc., a health care provider consisting of four locations, in central New Jersey, which was accounted for as a purchase for which cash consideration of approximately $1.2 million was paid. This health care provider currently operates these locations as a franchise of the Company. Commencing in September 2000, the franchise has the option to require the Company to purchase the franchise rights for an amount equal to the gross margin generated for the prior twelve month period.

                 On September 29, 1995, the Company acquired assets of Care Star, Inc., a health care provider consisting of nine locations in Virginia, Indiana and Central Ohio, which subsequently operated these locations as a franchise of the Company. This transaction was accounted for as a purchase for aggregate cash consideration of approximately $2.4 million.

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

                 The results of operations of the acquired companies are included in the accompanying consolidated financial statements subsequent to their respective dates of acquisition. Revenues, net income and earnings per share, on an unaudited pro forma basis for the year ended February 28, 1997, if the fiscal 1997 acquisitions had occurred on March 1, 1996, would have approximated $493 million, $4.6 million and $.19, respectively. Revenues, net income and earnings per share on an unaudited pro forma basis for the year ended February 29,

1996, if the fiscal 1997 and 1996 acquisitions had occurred on March 1, 1995, would have approximated $448 million, $2.6 million and $.10, respectively. Revenues, net income and earnings per share on an unaudited pro forma basis for the year ended February 28, 1995, if the fiscal 1996 and 1995 acquisitions had occurred on March 1, 1994, would have approximated $368 million, $5.4 million and $.21, respectively.

                 Additionally, the Company acquired certain assets, consisting primarily of licenses, permits, Certificates of Need and provider numbers required for the operation of each location and employee and customer lists, of other home health care providers in fiscal 1997, 1996 and 1995 for aggregate consideration of approximately $7,659, $4,693 and $3,147, respectively. The fiscal 1997 consideration included cash paid, notes payable and liabilities assumed of $5,755, $1,313 and $591, respectively. The fiscal 1996 consideration included cash paid of $2,933 and $1,760 in notes payable (see Note 7). The fiscal 1995 consideration was paid in cash. The fiscal 1997, 1996 and 1995 acquisitions consisted of sixteen, eleven and seven separate entities, respectively, and were accounted for as purchase transactions.

                 In connection with the fiscal 1997 and 1996 acquisitions, assets acquired and consideration paid was as follows:

                                               1997          1996

      Fair value of assets acquired          $12,310       $15,440
      Net cash paid for acquired
       assets and stock                       (8,202)       (7,981)
      Liabilities assumed and notes
       payable issued for acquisitions       $ 4,108       $ 7,459


4.   FIXED ASSETS

     Fixed assets consist of the following:

                                             February     February
                                             28, 1997     29, 1996

      Equipment under capital leases
        (see Note 7)                         $ 9,972      $ 5,341
      Office equipment, furniture
        and fixtures                           7,053        5,988
      Leasehold improvements                   1,000          752
      Land and buildings                         181          106
      Total, at cost                          18,206       12,187
      Less accumulated depreciation
        and amortization                       6,124        4,751

      Fixed assets, net                      $12,082      $ 7,436


      During fiscal 1997 and fiscal 1996, the Company wrote off fully depreciated fixed assets of approximately $1.4 million and $1.7 million, respectively.

5.   ACCRUED EXPENSES

     Accrued expenses include $7,424 and $7,185 at February 28, 1997 and February 29, 1996, respectively, of accrued franchise distributions. Also included in accrued expenses at February 28, 1997 and February 29, 1996 was $7,372 and $7,036, respectively, reflecting the Company's third-party payor settlement liability.


6.   ACCRUED PAYROLL AND PAYROLL RELATED EXPENSES

     Accrued payroll and payroll related expenses consist of the following:
                                           February    February
                                           28, 1997    29, 1996

     Accrued payroll                       $ 8,142     $11,781
     Accrued insurance                       5,447      10,569
     Accrued payroll taxes                   5,002       3,131
     Other                                   3,151       2,288
     Total                                 $21,742     $27,769

7.   LONG-TERM LIABILITIES

     Long-term liabilities consist of the following:

                                             February    February
                                             28, 1997    29, 1996

     Borrowings under a secured revolving
       line of credit(a)                     $21,565     $   -
     Obligations under capital leases(b)       6,768       3,755
     Rent escalation liability(c)              1,049       1,086
     Notes payable and other liabilities
       related to acquisitions(d)              7,177       5,428
     Other note payable (e)                    5,438         -
     Other                                     1,231       1,698

     Total                                    43,228      11,967
     Less current portion                      5,230       2,356
     Long-term liabilities(f)                $37,998     $ 9,611

(a) The Company has a secured credit facility which expires on July 31, 2000. The credit facility consists of a revolving line of credit, an acquisition line of credit and a standby letter of credit facility, under which the Company can borrow up to an aggregate amount of $50 million.

     Amounts borrowed under the credit facility are collateralized by a pledge of all the stock of the Company's subsidiaries, by all accounts receivable and by liens on substantially all other assets of the Company and its subsidiaries. The agreement contains certain financial covenants which, among other things, (i) require the maintenance of a specified minimum defined level of book net worth, a minimum ratio of net income before depreciation and amortization to the sum of payments made for long term debt, unfunded capital expenditures, stock repurchases and permitted acquisitions, and a

                                                      F-12
maximum ratio of senior debt to book net worth, (ii) limit the amount of unfunded capital expenditures, and (iii) prohibit the declaration or payment of cash dividends.

     The amounts available for borrowing based on collateral under the credit facility were $16.4 million at February 28, 1997 and $24.8 million at February 29, 1996. The maximum amounts borrowed under the credit facility for fiscal 1997 and 1996, were $26.4 million and $10 million and the average interest rates were 7.96% and 8.98%, respectively.

     The credit facility bears interest at the prevailing prime lending rate and, at the Company's option, borrowings may bear interest based upon the London Interbank Offered Rate (LIBOR) plus 1.50% to 2.25%. At February 28, 1997, $20 million of borrowings were bearing interest at the LIBOR option, which was 7.50%, and borrowings in excess thereof were bearing interest at the prime rate which was 8.25%. A commitment fee on the unused portion of the credit facility is payable at the rate of .375% per annum, together with an annual collateral management fee of $85.

     The Company is permitted to borrow up to 75% of eligible accounts receivable, up to the maximum amount of the credit facility less amounts outstanding under the acquisition line of credit and any outstanding letters of credit. The acquisition line of credit provides for borrowings up to $15 million without collateral to finance acquisitions, provided that the sum of all borrowings do not exceed $50 million. Amounts borrowed under the acquisition line of credit are subject to the Bank's approval and must be repaid over twelve to forty-eight months as determined by the Bank, at .75% over prime or, at the Company's option, at LIBOR plus 2.75%. There have been no borrowings under the acquisition line of credit.

(b) At February 28, 1997, the Company had capital lease agreements for computers and other equipment through September 2002. The net carrying value of the assets under capital leases was approximately $7.1 million and $3.8 million at February 28, 1997 and February 29, 1996, respectively, and such amounts are included in Fixed Assets.

(c) The lease on the Company's corporate headquarters requires scheduled rent increases through September 30, 2003. A rent escalation liability is recorded for the amounts required to record the expense of this lease on a straight-line basis over the life of the lease, in excess of payments made.

(d) At February 28, 1997, the Company had a balance of notes payable and other liabilities related to acquisitions made during fiscal 1997 of $2.436 million and $155, respectively. The notes payable bear interest at 4.0% to 8.25% and have maturity dates through April 2006. Additionally, in connection with acquisitions made in prior fiscal years, the Company had a balance of notes payable and other liabilities of $4.018 million and $568, respectively. These notes payable bear interest at 7.5% to 8.0% and mature at dates through September 2010.



(e) The Company has a secured term loan which bears interest at 6.69% and requires monthly payments of $176 through December 1999.

(f)  Long-term liabilities maturing subsequent to February 28, 1997 are as follows:
                                  Obligations
                                     Under
                                    Capital      Other
     Years Ending February          Leases       Debt      Total

     1998                            $2,241    $ 2,989    $ 5,230
     1999                             2,080      2,927      5,007
     2000                             1,665      2,293      3,958
     2001                               768     22,124     22,892
     2002                                12        702        714
     Thereafter                           2      5,425      5,427
     Total                           $6,768    $36,460    $43,228


8.   INCOME TAXES

     The provision for income taxes consists of the following:

                                            Years Ended
                                  February   February   February
                                  28, 1997   29, 1996   28, 1995
     Current:
       Federal                    $ 1,709     $1,829     $2,208
       State                          558        643        741
     Deferred                         688     (1,013)       513
     Total                        $ 2,955     $1,459     $3,462

         The deferred tax assets (liabilities) at February 28, 1997 and February 29, 1996 are comprised of the following:

                                         February      February
                                         28, 1997      29, 1996
     Current:
       Allowance for doubtful
        accounts receivable               $  903        $  647
       Nondeductible accruals                951         1,756
         Current                           1,854         2,403

     Non-Current:
       Revenue recognition                   464           407
       Accelerated depreciation             (516)         (370)
       Other assets (liabilities)           (195)           65
         Non-current                        (247)          102

           Total                          $1,607        $2,505

         The non-current deferred tax assets (liabilities) are included in Other Assets and Long-Term Liabilities on the accompanying balance sheets.



         The following is a reconciliation of the effective income tax rate to the Federal statutory rate:
                                             Years Ended
                                    February  February  February
                                    28, 1997  29, 1996  28, 1995

         Federal statutory rate           34.0%     34.0%     34.0%
         State and local income taxes,
          net of Federal income
          tax benefit                      7.6       8.7       6.9
         Tax credits                      (0.4)     (3.9)     (0.1)
         Goodwill amortization             4.6       8.9       2.9
         Reversal of prior year
          accrual                         (2.3)     (7.4)       -
         Other                             0.5       1.7      (1.5)
         Effective rate                   44.0%     42.0%     42.2%


9.       COMMITMENTS AND CONTINGENCIES

         Approximate minimum annual rental commitments for the remaining terms of the Company's noncancellable operating leases relating to office space and equipment rentals are as follows:

         Years Ending February

            1998                        $ 4,150
            1999                          3,341
            2000                          2,666
            2001                          2,015
            2002                          1,444
            Thereafter                    2,668
            Total                       $16,284

         Certain leases require additional payments based upon property tax and maintenance expense escalations.

         Aggregate rental expense for fiscal 1997, 1996 and 1995 approximated $3,967, $3,409 and $2,850, respectively.

         The Company has entered into employment or consulting agreements with several officers and other individuals which require minimum aggregate payments of approximately $2,575, $2,181, $1,517, $1,306 and $1,330, over the next five fiscal years. Agreements with two executives provide, in the event of their death, for the continued payment of their compensation to their beneficiaries for the duration of their agreements. Additionally, certain officers have entered into agreements which provide that in the event of change in control of, and the discontinuance of such employee's employment, the Company will pay a lump sum amount of
2.99 times the average annual compensation paid to the employee during the five-year period immediately preceding the date of the discontinuance of employment.


         The Company is a guarantor of a mortgage in the amount of $518 as of February 28, 1997 through February 2005 arising from the sale of land and a building in June 1988.

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

         The Company is a defendant in several civil actions which are routine and incidental to its business. The Company purchases insurance in such amounts which management believes to be reasonable and prudent. In management's opinion, settlement of these actions will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations. Accrued expenses include $175 at February 28, 1997 which represents the estimated amount of liability claims payable. Such amount represents the deductible amount for which the Company is liable, net of payments by the Company's insurers which are probable of realization, estimated at approximately $1.5 million.

10.      STOCKHOLDERS' EQUITY

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




                                                    F-16
         A holder of Class B Common Stock is entitled to ten votes for each share and each share is convertible into one share of Class A Common Stock (and will automatically convert into one share of Class A Common Stock upon any transfer subject to certain limited exceptions). Except as otherwise required by the Delaware General Corporation Law, all shares of common stock vote as a single class on all matters submitted to a vote by the stockholders.

         The recapitalization included all outstanding options and warrants to purchase shares of common stock which were converted automatically into options and warrants, to purchase an equal number of shares of Class A Common Stock.


         Stock Options

         The Company has adopted the disclosure provisions of the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Accordingly, no compensation expense has been recognized for the stock option plans. Had the Company recorded compensation expense for the stock options based on the fair value at the grant date for awards in fiscal years ended 1997 and 1996 consistent with the provisions of SFAS 123, the Company's net income and net income per share would have been reduced to the following pro forma amounts:

                                             February  February
                                             28, 1997  29, 1996
Net income-as reported                       $ 3,761   $ 2,014
Net income-pro forma                           3,708     2,008
Primary earnings per share-as reported          .16       .08
Primary earnings per share-pro forma            .15       .08
Fully diluted earnings per share-as reported    .16       .08
Fully diluted earnings per share-pro forma      .15       .08

         Because the SFAS 123 method of accounting has not been applied to options granted prior to March 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal years 1997 and 1996: expected volatility of 48%; risk-free interest rate averaging 7.1%; and expected lives of 10 years.

         During the year ended February 28, 1994 ("fiscal 1994"), the Company adopted a stock option plan (the "1993 Stock Option Plan") under which an aggregate of one million shares of common stock are reserved for issuance upon exercise of options thereunder. Options granted under this plan may be incentive stock options ("ISO's") or non-qualified options ("NQSO's"). This plan replaces the 1986 Non-Qualified Plan ("1986 NQSO Plan") and the 1983 Incentive Stock
Option Plan ("1983 ISO Plan") which terminated in 1993 except as to options then outstanding. Employees, officers, directors and consultants are eligible to participate in the plan. Options are granted at not less than the fair market value of the common stock at the date of grant.

         A total of 894,000 stock options were granted under the 1993 Stock Option Plan, at prices ranging from $2.63 to $3.87, of which 712,000 remain outstanding at February 28, 1997. A summary of activity under the 1993 Stock Option Plan, the 1986 NQSO Plan and the 1983 ISO Plan is as follows:

                                   Options
                                     for Shares    Price per Share
         Options outstanding at
           February 28, 1994                          3,613,615                 $1.31 to $6.38
         Granted                                        110,500                 $2.94 to $3.75
         Exercised                                      (35,450)                $1.31 to $3.00
         Terminated                                     (23,800)                $2.19 to $3.69

         Options outstanding at
           February 28, 1995                          3,664,865                 $1.63 to $6.38
         Granted                                         31,000                 $2.63 to $2.94
         Exercised                                   (1,120,735)                $1.75 to $3.00
         Terminated                                     (72,100)                $2.19 to $4.00

         Options outstanding at
           February 29, 1996         2,503,030      $1.63 to $6.38
         Granted                                        222,500                 $2.50 to $3.19
         Exercised                                      (39,000)                $2.27
         Terminated                                    (213,500)                $2.19 to $6.38

         Options outstanding at
           February 28, 1997                          2,473,030                 $1.63 to $6.13

         Included in the outstanding options are 808,633 ISO's and 1,426,857 NQSO's which were exercisable at February 28, 1997. The remaining options to purchase 237,540 shares become exercisable at various dates through March 2000.

         The following tables summarize information about stock options outstanding at February 28, 1997:


                         Options Outstanding


                                       Weighted
                                        Average        Weighted
       Range of                        Remaining       Average
       Exercise         Number     Contractual Life    Exercise
        Prices       Outstanding      (In Years)        Price
     $1.63 to $2.50   1,414,530          3.3            $1.97
     $2.51 to $3.50     617,000          3.9            $2.99
     $3.51 to $6.13     441,500          6.7            $3.77
                      2,473,030          4.0            $2.56







                         Options Exercisable

                                       Weighted
                                        Average        Weighted
        Range of                       Remaining       Average
        Exercise        Number     Contractual Life    Exercise
         Prices      Exercisable      (In Years)        Price
     $1.63 to $2.50   1,308,322          3.3            $1.94
     $2.51 to $3.50     490,668          2.8            $3.00
     $3.51 to $6.13     436,500          6.7            $3.77
                      2,235,490          3.8            $2.53

       During fiscal 1995, the Company adopted a stock option plan (the "1994 Performance-Based Stock Option Plan") which provides for the issuance of up to 3,400,000 shares of its common stock. Executive officers of the Company and its wholly-owned subsidiaries are eligible for grants. Performance-based stock options are granted for periods of up to ten years and the exercise price is equal to the average of the closing price of the common stock for the twenty consecutive trading days prior to the date on which the option is granted. Vesting of performance based options is during the first four years after the date of grant, and is dependent upon increases in the market price of the common stock.

         A total of 2,230,000 stock options were granted under the 1994 Performance-Based Stock Option Plan at an option price of $3.14.
Options for 1,115,000 are currently exercisable through 2004 and the remaining 1,115,000 options may become exercisable prior to October 1998 based upon the market price of the Company's common stock.

         During fiscal 1994, the Company adopted an Employee Stock Purchase Plan which provides for the issuance of up to one million share of its common stock. The purchase price of the shares is the lesser of 90 percent of the fair market value at the enrollment date, as defined, or the exercise date. Since inception of this plan a total of 523,073 shares were issued.


         Stock Warrants

         In connection with a public sale of securities completed in February 1992, the Company sold warrants to purchase its common stock at $3.00 per share. During fiscal 1994, the Company called for redemption of the outstanding public warrants, which resulted in the issuance of 5.06 million shares of common stock and net proceeds of $13.7 million. In connection with the redemption of the warrants, the Company issued to a financial advisor, warrants to purchase 200,000 shares of the Company's common stock at $3.20 per share. These warrants were exercised during fiscal 1996.

         In connection with the February 1992 public sale of securities, the Company sold to the underwriter and its designees, warrants to purchase 200,000 units at an exercise price of $9.90 per unit. Each unit consisted of four shares of common stock. During fiscal 1997, warrants to purchase 2,670 units were exercised and the Company issued 10,680 shares and received proceeds of $26. The remaining underwriter warrants expired January 31, 1997.


                                                    F-19
         During the year ended February 29, 1992, the Company granted warrants for the purchase of 150,000 shares of its common stock at $1.12 per share and 250,000 shares at $2.08 per share to a financial public relations firm. During fiscal 1997, warrants to purchase 150,000 shares were exercised and the company received proceeds of $168. The warrants to purchase 250,000 shares expired February 13, 1997.

         In connection with the establishment of the Company's revolving line of credit in February 1992, the Company issued warrants for the purchase of 250,000 shares of its common stock at $2.00 per share to a consulting firm. These warrants were exercised during fiscal 1995.

         Preferred Stock, Class A

         Each issued and outstanding share of Preferred Stock, Class A is entitled to a noncumulative dividend of $1.00, and has a preference on liquidation of $1.00. The holders of the Preferred
Stock, Class A do not have any voting rights except on matters concerning the substantive rights, privileges and preferences of the Preferred Stock, Class A and on issues related to certain business combinations.


         Common Shares Reserved

         The following represents common shares reserved and available for issuance, at February 28, 1997, for options granted and outstanding warrants and employee stock purchases:
                                                          Available
                                              Reserved   for Issuance
       1994 Performance-Based Stock
        Option Plan                          2,230,000    1,170,000
       1993, 1986 and 1983 Stock
        Option Plans                         2,573,030      244,000
       1993 Employee Stock Purchase Plan           -        476,927
       Other                                    45,349          -
       Total                                 4,848,379    1,890,927


11.      EARNINGS PER COMMON SHARE

         Primary and fully diluted earnings per common and common equivalent share were computed by dividing the earnings applicable to common stockholders, by the weighted average number of shares of common stock and common stock equivalents which consist principally of dilutive stock options and warrants.

         The fiscal 1997 and 1995 computations include the additional shares and the assumed savings of interest expense, net of income taxes, that would have occurred if all outstanding options and warrants were exercised.



         The following table presents information necessary to calculate earnings per share calculations for fiscal 1997, 1996 and 1995 (in thousands):

                                                 Years Ended
                                      February   February   February
                                      28, 1997   29, 1996   28, 1995
Primary
  Shares outstanding:
     Weighted average outstanding        23,668     23,598    22,389
     Share equivalents                      923      1,742     1,684
     Adjusted outstanding                24,591     25,340    24,073

     Net income                         $ 3,761    $ 2,014   $ 4,735
     Add interest savings, net
      of tax provision                       55        -         -

  Adjusted net income applicable
   to common stockholders               $ 3,816    $ 2,014   $ 4,735

  Primary earnings per share            $   .16    $   .08   $   .20

Fully Diluted
  Shares outstanding:
     Weighted average outstanding        23,668     23,598    22,389
     Share equivalents                      980      1,934     1,987
     Adjusted outstanding                24,648     25,532    24,376

     Net income                         $ 3,761    $ 2,014   $ 4,735
     Add interest savings, net
       of tax provision                      64         -         25

  Adjusted net income applicable
   to common stockholders               $ 3,825    $ 2,014   $ 4,760

  Fully diluted earnings per share      $   .16    $   .08   $   .20

12.      UNAUDITED QUARTERLY FINANCIAL DATA

         Summarized unaudited quarterly financial data for fiscal 1997 and 1996 are as follows (in thousands, except per share data):

                                        First          Second       Third         Fourth
                                        Quarter        Quarter      Quarter       Quarter
Fiscal 1997
Revenues                                $113,421       $114,824     $123,307      $128,803
Gross profit                            $ 42,803       $ 43,705     $ 45,754      $ 46,585
Net Income                              $    884       $    979     $    989      $    909
Income per common share:
   Primary                              $    .04       $    .04     $    .04      $    .04
   Fully diluted                        $    .04       $    .04     $    .04      $    .04
Weighted average number
 of common shares:
   Primary                                24,610         24,827       24,734        24,195
   Fully diluted                          24,917         24,827       24,785        24,451

                                        First          Second       Third         Fourth
                                        Quarter        Quarter      Quarter       Quarter

Fiscal 1996
Revenues                                $ 98,426       $100,369     $105,971      $105,394
Gross profit                            $ 37,928       $ 38,099     $ 37,272      $ 40,142
Net Income (Loss)                       $  1,394       $  1,542     $ (1,860)     $    938
Income (Loss) per common share:
   Primary                              $    .06       $    .06     $   (.08)     $    .04
   Fully diluted                        $    .06       $    .06     $   (.08)     $    .04
Weighted average number
 of common shares:
   Primary                                25,222         25,616       23,847        24,358
   Fully diluted                          25,239         25,681       23,847        24,451

     During the fourth quarter ended February 28, 1997, the Company recorded a gain of approximately $834 from the sale of a closed division.

     The Company reduced its revenues by $3 million in the quarter ended November 30, 1995 due to a change in the method of allocating overhead to the Company's Medicare operations. The Company also recorded charges in other (income) expense, net including $1.6 million during the quarter ended November 30, 1995 for the closure of two divisions, $165 for settlement of litigation and $358 of costs associated with the Company's recapitalization (see Note 10).


13.  SUBSEQUENT EVENT

         On March 18, 1997, the Company sold its stock in American HomeCare Management Corp., which represented 90% of the issued and outstanding capital stock. Total consideration consisted of approximately $2.1 million including cash received of $100 and a promissory note of approximately $2 million, which approximated the Company's carrying value of its investment.

















                                                    F-22
    SCHEDULE II

STAFF BUILDERS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

                                                                   Years Ended
                                                           February        February         February
                                                           28, 1997        29, 1996         28, 1995
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

  Balance, beginning of period                             $ 2,200         $ 1,750          $ 1,400

  Charged to costs and expenses                              2,740           2,678            2,431

  Deductions                                                (2,140)         (2,228)          (2,081)

  Balance, end of period                                   $ 2,800         $ 2,200          $ 1,750


ACCUMULATED AMORTIZATION OF
  INTANGIBLE ASSETS:

  Balance, beginning of period                             $ 7,282         $ 6,532          $ 5,342

  Charged to costs and expenses                              2,503           1,764            1,190

  Deductions                                                (  659)         (1,014)             -

  Balance, end of period                                   $ 9,126         $ 7,282          $ 6,532



DEFERRED INCOME (NETTED AGAINST
  FRANCHISE NOTES RECEIVABLE):

  Balance, beginning of period                             $ 5,735         $ 5,050          $ 5,761

  Charged to notes receivable                                  341           1,315              481

  Deductions                                                (  476)         (  630)          (1,192)

  Balance, end of period                                   $ 5,600         $ 5,735          $ 5,050


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

(B)  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant for the quarter ended February 28, 1997.

(C)  Exhibits

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

3.5 Certificate of Retirement of Stock of the Company, filed June 3, 1994. (A)

3.6 Certificate of Designation, Rights and Preferences of the Class A Preferred Stock of the Company, filed June 6, 1994. (A)

3.7 Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed August 23, 1994. (A)

3.8 Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed October 26, 1995. (D)

3.9 Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed December 19, 1995. (E)

3.10                     Plan Of Recapitalization dated as of May 12,
                         1995. (E)

3.11                     Amended and Restated By-Laws of the Company. (A)

4.1                      Specimen Class A Common Stock Certificate. (F)

4.2                      Specimen Class B Common Stock Certificate. (G)

10.1 1983 Incentive Stock Option Plan (incorporated by reference to Exhibit 18.1 to the Company's Registration Statement on Form S-18, (File No. 1-83939NY), filed with the Commission on September 15, 1983).
---------------------
See Notes to Exhibits

Exhibit No.                                                Description


10.2 Amendment to the 1983 Incentive Stock Option Plan (adopted on May 15, 1986). (A)

10.3 Amendment to the 1983 Incentive Stock Option Plan, dated January 1, 1987. (A)

10.4 Amendment to the 1983 Incentive Stock Option Plan, dated as of December 1, 1987. (A)

10.5 Amendment to the 1983 Incentive Stock Option Plan, dated as of August 3, 1988. (A)

10.6 Amendment to the 1983 Incentive Stock Option Plan, dated as of August 8, 1990. (A)

10.7 Amendment to the 1983 Incentive Stock Option Plan, dated as of October 27, 1995. (H)

10.8                     1986 Non-Qualified Stock Option Plan of the
                         Company. (I)

10.9 First Amendment to 1986 Non-Qualified Stock Option Plan, effective as of May 11, 1990. (A)

10.10 Amendment to the 1986 Non-Qualified Stock Option Plan, dated as of October 27, 1995. (J)

10.11 Resolutions of the Company's Board of Directors amending the 1983 Incentive Stock Option Plan and the 1986 Non-Qualified Stock Option Plan, dated as of June 3, 1991. (A)

10.12                    1993 Stock Option Plan of the Company. (A)

10.13                    Amended and Restated 1993 Employee Stock Purchase
                         Plan of the Company. (K)

10.14 Executive Deferred Compensation Plan, effective as of March 1, 1994. (C)

10.15                    Form of Split-Dollar Life Insurance Agreement. (C)

10.16 1994 Performance-Based Stock Option Plan of the Company (incorporated by reference to Exhibit B to the Company's Proxy Statement, dated July 18, 1994, filed with the Commission on July 27, 1994.)



---------------------
See Notes to Exhibits


Exhibit No.                                                Description


10.17 Stock Option Agreement, dated May 26, 1992, under the Company's 1983 Incentive Stock Option Plan between the Company and Stephen Savitsky. (A)

10.18 Stock Option Agreement, dated April 22, 1993, under the Company's 1983 Incentive Stock Option Plan between the Company and Stephen Savitsky. (A)

10.19 Stock Option Agreement, dated as of March 28, 1990, under the Company's 1986 Non-Qualified Stock Option Plan between the Company and Stephen Savitsky. (A)

10.20 Stock Option Agreement, dated as of June 17, 1991, under the Company's 1986 Non-Qualified Stock Option Plan between the Company and Stephen Savitsky. (A)

10.21 Stock Option Agreement, dated February 3, 1994, under the Company's 1993 Stock Option Plan between the Company and Stephen Savitsky. (A)

10.22 Stock Option Agreement, dated October 1, 1994, under the Company's 1994 Performance-Based Stock Option Plan between the Company and Stephen Savitsky. (A)

10.23 Stock Option Agreement, dated May 26, 1992, under the Company's 1983 Incentive Stock Option Plan between the Company and David Savitsky. (A)

10.24 Stock Option Agreement, dated April 22, 1993, under the Company's 1983 Incentive Stock Option Plan between the Company and David Savitsky. (A)

10.25 Stock Option Agreement, dated as of March 28, 1990, under the Company's 1986 Non-Qualified Stock Option Plan between the Company and David Savitsky. (A)

10.26 Stock Option Agreement, dated as of June 17, 1991, under the Company's 1986 Non-Qualified Stock Option Plan between the Company and David Savitsky. (A)

10.27 Stock Option Agreement, dated February 3, 1994, under the Company's 1993 Stock Option Plan between the Company and David Savitsky. (A)
---------------------
See Notes to Exhibits

Exhibit No.                                                Description


10.28 Stock Option Agreement, dated October 1, 1994, under the Company's 1994 Performance-Based Stock Option Plan between the Company and David Savitsky. (A)

10.29 Stock Option Agreement, dated May 26, 1992, under the Company's 1983 Incentive Stock Option Plan between the Company and Gary Tighe. (A)

10.30 Stock Option Agreement, dated April 22, 1993, under the Company's 1983 Incentive Stock Option Plan between the Company and Gary Tighe. (A)

10.31 Stock Option Agreement, dated as of April 15, 1991, under the Company's 1986 Non-Qualified Stock Option Plan between the Company and Gary Tighe.(A)

10.32 Stock Option Agreement, dated October 1, 1994, under the Company's 1994 Performance-Based Stock Option Plan between the Company and Gary Tighe.(A)

10.33 Stock Option Agreement, dated June 17, 1991, under the Company's 1983 Incentive Stock Option Plan between the Company and Edward Teixeira. (A)

10.34 Stock Option Agreement, dated May 26, 1992, under the Company's 1983 Incentive Stock Option Plan between the Company and Edward Teixeira. (A)

10.35 Stock Option Agreement, dated as March 28, 1990, under the Company's 1986 Non-Qualified Stock Option Plan between the Company and Edward Teixeira. (A)

10.36 Stock Option Agreement, dated as of October 1, 1994, under the Company's 1994 Performance-Based Stock Plan between the Company and Edward Teixiera. (A)

10.37 Stock Option Agreement, dated as of September 25, 1996, under the Company's 1993 Stock Option Plan between the Company and Edward Teixeira.

10.38 Stock Option Agreement, dated May 26, 1992, under the Company's 1983 Incentive Stock Option Plan between the Company and Sharon Hamilton. (A)



---------------------
See Notes to Exhibits
Exhibit No.                                                Description


10.39 Stock Option Agreement, dated April 22, 1993, under the Company's 1983 Incentive Stock Option Plan between the Company and Sharon Hamilton. (A)

10.40 Stock Option Agreement, dated as of November 6, 1990, under the Company's 1986 Non-Qualified Stock Option Plan between the Company and Sharon Hamilton. (A)

10.41 Stock Option Agreement, dated as of October 1, 1994, under the Company's 1994 Performance-Based Stock Option Plan between the Company and Sharon Hamilton. (A)

10.42 Stock Option Agreement, dated as of March 1, 1996, under the Company's 1993 Stock Option Plan, between the Company and Larry Campbell.

10.43 Employment Agreement, dated as of June 1, 1987, between the Company and Stephen Savitsky. (A)

10.44 Amendment, dated as of October 31, 1991, to the Employment Agreement between the Company and Stephen Savitsky. (A)

10.45 Amendment, dated as of December 7, 1992, to the Employment Agreement between the Company and Stephen Savitsky. (A)

10.46 Employment Agreement, dated as of June 1, 1987, between the Company and David Savitsky. (A)

10.47 Amendment, dated as of October 31, 1991, to the Employment Agreement between the Company and David Savitsky. (A)

10.48 Amendment, dated as of January 3, 1992, to the Employment Agreement between the Company and David Savitsky. (A)

10.49 Amendment, dated as of December 7, 1992, to the Employment Agreement between the Company and David Savitsky. (A)

10.50 Employment Agreement, dated as of May 15, 1993, between the Company and Gary Tighe. (L)



---------------------
See Notes to Exhibits

Exhibit No.                                                Description


10.51 Employment Agreement, dated as of December 1, 1996, between Staff Builders, Inc. (NY) and Edward Teixeira.

10.52 Employment Agreement, dated as of March 1, 1996, between Staff Builders, Inc. (NY) and Larry Campbell. (M)

10.53 Agreement and Release, dated as of February 28, 1997, between Staff Builders, Inc. (NY) and Larry Campbell.

10.54 Employment Agreement, dated as of May 1, 1993, between Staff Builders, Inc. (NY) and Sharon Hamilton. (L)

10.55 Amended and Restated Loan and Security Agreement, dated as of January 8, 1997, between the Company, its subsidiaries and Mellon Bank, N.A.

10.56 Master Lease Agreement dated as of December 4, 1996, between the Company and Chase Equipment Leasing, Inc.

10.57 Premium Finance Agreement, Disclosure Statement and Security Agreement dated as of December 26, 1996, between the Company and A.I. Credit Corp.

10.58 Promissory Note and Mortgage, dated August 23, 1984, of U.S. Ethicare Corporation to Niasher Realty, Inc. (I)

10.59 Agreement of Lease, dated as of October 1, 1994, between Triad III Associates and Staff Builders, Inc. (NY). (A)

10.60 Supplemental Agreement, dated as of January 21, 1994, between General Electric Capital
                         Corporation, Triad III Associates and Staff
                         Builders, Inc. (NY) (A)

10.61 Agreement of Lease, dated as of June 19, 1995, between Triad III Associates and Staff Builders, Inc. (NY). (E)

10.62 Agreement of Lease, dated as of February 12, 1996, between Triad III Associates and Staff Builders, Inc. (NY). (E)

---------------------
See Notes to Exhibits

Exhibit No.                                                Description

10.63 License Agreement, dated as of April 23, 1996, between Matterhorn One, Ltd. and Staff Builders, Inc. (NY).

10.64 License Agreement, dated as of January 3, 1997, between Matterhorn USA, Inc. and Staff Builders, Inc. (NY)

10.65 License Agreement, dated as of January 16, 1997, between Matterhorn USA, Inc. and Staff Builders, Inc. (NY).

10.66 Lease Agreement, dated as of November 4, 1996, between Airport Landing Center, L.L.C. and Staff Builders Home Health Care, Inc.

10.67 Asset Purchase Agreement dated as of June 22, 1993, between Albert Gallatin Home Care, Inc and Albert Gallatin Visiting Nurse Association, Inc.
                         (C)

10.68 Stock Purchase Agreement, dated as of June 22, 1993, between Staff Builders, Inc. (NY) and Albert Gallatin Planning and Development Corporation. (C)

10.69 Stock Purchase Agreement, dated as of August 30, 1995, between Staff Builders Services, Inc., MedVisit, Inc. and Roger Jack Pleasant. (E)

10.70 Asset Purchase and Sale Agreement, dated as of September 1, 1995, between Staff Builders Services, Inc. and Accredicare, Inc. (E)

10.71 Asset Purchase and Sale Agreement, dated as of September 29, 1995, between Staff Builders Services, Inc. and Carestar, Inc. (E)

10.72 Management and Stock Option Agreement, dated as of February 29, 1996, between Staff Builders, Inc. and Time Insurance Company.

10.73 Stock Purchase Agreement and Receipt, dated as of February 28, 1997, between the Company and Time Insurance Company.





---------------------
See Notes to Exhibits

Exhibit No.                                                Description

10.74 Asset Purchase and Sale Agreement, dated as of September 6, 1996, by and among ATC Healthcare Services, Inc. and Staff Builders, Inc. and William Halperin and All Care Nursing Service, Inc. (N)

10.75 Stock Redemption Agreement, dated as of March 18, 1997, between the Company and American HomeCare Management Corp.

10.76 Indemnification Agreement, dated as of September 1, 1987, between the Company and Stephen
                         Savitsky. (A)

10.77 Indemnification Agreement, dated as of September 1, 1987, between the Company and David
                         Savitsky. (A)

10.78 Indemnification Agreement, dated as of September 1, 1987, between the Company and Bernard J. Firestone. (A)

10.79 Indemnification Agreement, dated as of September 1, 1987, between the Company and Jonathan Halpert. (A)

10.80 Indemnification Agreement, dated as of May 2, 1995, between the Company and Donald Meyers.

10.81 Indemnification Agreement, dated as of February 10, 1992, between the Company and Gary Tighe. (A)

10.82 Indemnification Agreement, dated as of February 10, 1992, between the Company and Sharon
                         Hamilton. (A)

10.83 Indemnification Agreement, dated as of May 2, 1995, between the Company and Edward Teixeira. (A)

10.84                    Form of Home Health Care Services Franchise
                         Agreement. (B)

10.85                    Form of Medical Staffing Services Franchise
                         Agreement (E)

21                       Subsidiaries of the Company.

24                       Powers of Attorney.


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

(D) Incorporated by reference to the Company's Form 8-K filed with the Commission on October 31, 1995.

(E) Incorporated by reference to the Company's exhibit booklet to its Form 10-K for the fiscal year ended February 28, 1996 (File No. 0-11380), filed with the Commission on May 13, 1995.

(F) Incorporated by reference to the Company's Form 8-A filed with the Commission on October 24, 1995.

(G) Incorporated by reference to the Company's Form 8-A filed with the Commission on October 24, 1995.

(H) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-63941), filed with the Commission on November 2, 1995.

(I) Incorporated by reference to the Company's Registration Statement on Form S-4, as amended (File No. 33-9261), dated April 9, 1987.

(J) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-63939), filed with the Commission on November 2, 1995.

(K) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-71974), filed with the Commission on November 19, 1993.

(L)              Incorporated by reference to the Company's Post-
                 Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-43728), filed with the Commission on October 15, 1993.



(M) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended May 31, 1996 (File No. 0-11380), filed with the Commission on July 15, 1996.

(N) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended November 30, 1996 (File No. 0-11380), filed with the Commission on January 14, 1997.

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

Dated:   May 27, 1997

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                  TITLE                    DATE


/S/ STEPHEN SAVITSKY    Chairman of the Board,      May 27, 1997
Stephen Savitsky        President and Chief
                        Executive Officer
                        (Principal Executive
                        Officer) and Director

/S/ DAVID SAVITSKY      Executive Vice President,   May 27, 1997
David Savitsky          Chief Operating Officer,
                        Secretary, Treasurer
                        and Director

/S/ GARY TIGHE          Senior Vice President,      May 27, 1997
Gary Tighe              Finance and Chief
                        Financial Officer
                        (Principal Financial
                        and Accounting Officer)

         *               Director                   May 27, 1997
Bernard J. Firestone,
  Ph.D.

         *               Director                   May 27, 1997
Jonathan Halpert,
  Ph.D.

         *               Director                   May 27, 1997
Donald Meyers

* By:  /S/ STEPHEN SAVITSKY
       (Stephen Savitsky,
        Attorney-in-Fact)