Form 10-Q
period 1997-05-31
STAFF BUILDERS INC /DE/
filed 1997-07-11
CIK 720480

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED MAY 31, 1997, OR

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

The number of shares of Class A Common Stock and Class B Common
Stock outstanding on July 8, 1997 was 22,431,709 and 1,446,226 shares, respectively.

STAFF BUILDERS, INC. AND SUBSIDIARIES


                                 INDEX





                                                        PAGE NO.
PART I.   FINANCIAL INFORMATION

          Factors Affecting the Company's Future
          Performance                                      2-3


ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets -
          May 31, 1997 and February 28, 1997                 4

          Condensed Statements of Consolidated
          Income - Three months ended
          May 31, 1997 and 1996                              5

          Condensed Statements of Consolidated Cash
          Flows - Three months ended May 31, 1997
          and 1996                                           6

          Notes to Condensed Consolidated Financial
          Statements                                       7-8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS    9-10


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBIT AND REPORTS ON FORM 8-K                    10

FORWARD LOOKING STATEMENTS

          Certain statements in this report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by their inclusion of phrases such as "the Company anticipates", "the Company believes" and other phrases of similar meaning. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.


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

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)                MAY 31,
                                                  1997      FEBRUARY 28,
                                               (UNAUDITED)      1997
ASSETS:
Current Assets:
 Cash and cash equivalents                       $  3,109     $  2,006
 Accounts receivable, net of allowance
   for doubtful accounts of $2,900 and
   $2,800, respectively                            80,473       77,103
 Deferred income tax benefits                       1,893        1,855
 Prepaid expenses and other current assets          4,701        4,989
   Total current assets                            90,176       85,953
Fixed Assets, net of accumulated
  depreciation of $6,793 and
  $6,124, respectively                             12,207       12,082
Intangible Assets, net of accumulated
  amortization of $9,721 and
  $9,126, respectively                             49,305       51,022
Other Assets                                        9,179        7,115
Total                                            $160,867     $156,172

LIABILITIES:
Current Liabilities:
 Accounts payable and accrued expenses           $ 31,426     $ 31,736
 Accrued payroll and payroll related expenses      24,126       21,742
 Current portion of long-term liabilities           5,495        5,230
   Total current liabilities                       61,047       58,708

Amount Due Under Secured Revolving
  Line of Credit                                   23,487       21,565

Other Long-Term Liabilities                        15,867       16,433

STOCKHOLDERS' EQUITY:
Class A Common Stock - $.01 par value;
  50,000,000 shares authorized; 22,420,350
  and 22,343,970 outstanding at May 31, 1997
  and February 28, 1997, respectively                 224          223
Class B Common Stock - $.01 par value;
  1,554,936 shares authorized; 1,457,496 and
  1,462,361 outstanding at May 31, 1997 and
  February 28, 1997, respectively                      15           15
Convertible preferred stock, Class A;
  666 2/3 shares outstanding                            1            1
Additional paid-in capital                         73,309       73,159
Accumulated deficit                               (13,083)     (13,932)
   Total stockholders' equity                      60,466       59,466
Total                                            $160,867     $156,172


        See notes to condensed consolidated financial statements.

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
(In thousands, except per share data)


                                                  Three Months Ended
                                                        May 31,
                                                    1997      1996

Revenues:
  Service revenues                               $130,362   $112,880
  Sales of franchises and fees, net                   139        541
Total revenues                                    130,501    113,421

Costs and Expenses:
  Operating costs                                  83,976     70,618
  General and administrative expenses              43,327     39,982
  Provision for doubtful accounts                     675        700
  Amortization of intangible assets                   712        578
  Interest expense                                    869        274
  Interest (income)                                  (310)      (207)
  Other (income) expense, net                        (291)      (103)
Total costs and expenses                          128,958    111,842

Income Before Income Taxes                          1,543      1,579

Provision for Income Taxes                            694        695

Net Income                                       $    849   $    884

Weighted average number of common and
  common equivalent shares:

    Primary                                        24,080     24,610

    Fully diluted                                  24,080     24,917

Income per common and
  common equivalent share:

    Primary                                          $.04       $.04

    Fully diluted                                    $.04       $.04






       See notes to condensed consolidated financial statements.

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In thousands)
                                                  Three Months Ended
                                                        May 31,
                                                   1997         1996
Cash Flows from Operating Activities:
Net Income                                        $  849       $  884
Adjustments to reconcile net income to net
  cash provided by (used in) operations:
    Depreciation and amortization                  1,620        1,186
    Allowance for doubtful accounts                  100          100
    Deferred income taxes                            (38)         (72)
    Write-off of goodwill                            157           -
    Increase (decrease) in other
     long-term liabilities                            40          (15)
Change in operating assets and liabilities:
    Accounts receivable                           (3,931)      (3,907)
    Prepaid expenses and other current assets      2,020          359
    Accounts payable and accrued expenses          2,050         (944)
    Income taxes payable                              57           -
    Other assets                                  (2,101)        (762)
Net cash provided by (used in) operating
  activities                                         823       (3,171)

Cash Flows from Investing Activities:
Acquisition of businesses                           (338)      (3,590)
Disposition of business                              (70)          -
Additions to fixed assets                           (210)        (565)
Net cash used in investing activities               (618)      (4,155)

Cash Flows from Financing Activities:
Proceeds from Employee Stock Purchase Plan           151          139
Exercise of options                                   -            30
Purchase and retirement of common stock               -           (67)
Increase in borrowings under
 revolving line of credit                          1,922        2,126
Reduction in other long-term liabilities          (1,175)        (396)
Net cash provided by financing activities            898        1,832

Net Increase (Decrease) in Cash
  and Cash Equivalents                             1,103       (5,494)
Cash and Cash Equivalents, Beginning
  of Period                                        2,006        8,710
Cash and Cash Equivalents, End of Period          $3,109       $3,216

Supplemental Data:
Cash paid for:
  Interest                                        $  750       $  166

  Income taxes, net                               $  465       $  161

Acquisition of business through issuance of
  note payable                                    $   -        $  500

Fixed assets purchased through capital lease
  agreements                                      $  867       $1,028

       See notes to condensed consolidated financial statements.
                                  -6-
STAFF BUILDERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. FINANCIAL STATEMENTS - In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of May 31, 1997 and February 28, 1997 and the results of operations and the cash flows for the three months ended May 31, 1997 and 1996. Certain prior period amounts have been reclassified to conform with the May 1997 presentation.

     The results for the three months ended May 31, 1997 and 1996 are not necessarily indicative of the results for an entire year. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited financial statements as of February 28, 1997 and for the year then ended.

2. EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE - Earnings per common and common equivalent share were computed by dividing the earnings applicable to common stockholders by the weighted average number of shares of common stock and common stock equivalents, principally dilutive stock options and warrants outstanding during the period.

     The shares used in computing primary earnings per common and common equivalent share were 24,080,168 and 24,610,305 shares for the three months ended May 31, 1997 and 1996, respectively. The shares used in computing fully diluted earnings per share were 24,080,168 and 24,916,780 for the three months ended May 31, 1997 and 1996, respectively.

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

3. PROVISION FOR INCOME TAXES - The provision for income taxes for the three months ended May 31, 1997 and 1996 is based upon the Company's estimated tax provision required for the full year. These calculations consider the reversal of prior income tax accruals not considered necessary.

4. CONTINGENCIES - On September 20, 1995, the United States Attorney for the Eastern District of Pennsylvania alleged that
     (i) between 1987 and 1989, a corporation, substantially all assets and liabilities of which were acquired by a subsidiary of the Company in 1993, submitted false claims to Medicare totaling approximately $1.5 million and (ii) officers

                               -7-
     and employees of that corporation submitted false statements in support of such claims, and made a pre-complaint civil settlement demand of approximately $4.5 million. The alleged false claims and false statements were made before the Company acquired that corporation in 1993. Based on its preliminary investigation, the Company believes that the amount of improper claims, if any, submitted by that corporation to Medicare between 1987 and 1989 were significantly below $1.5 million. The Company is in negotiations with the office of the United States Attorney to resolve this matter, but is unable to predict the ultimate costs, if any, that may be incurred by the Company. As such, no provision has been made in the accompanying condensed consolidated financial statements.

5. SALE OF BUSINESS - On March 18, 1997, the Company sold its stock in American HomeCare Management Corp., which represented 90% of the issued and outstanding capital stock. Total consideration consisted of approximately $2.1 million including cash received of $100 and a promissory note of approximately $2 million, which approximated the Company's carrying value of its investment.




































                               -8-


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

Results of Operations

Total revenues increased by $17.1 million or 15.1% for the three months ended May 31, 1997 ("the 1997 period") to $130.5 million from $113.4 million for the three months ended May 31, 1996 ("the 1996 period"). This increase included approximately $12.1 million of revenue in 23 locations added from acquisitions made since May 31, 1996. Additionally, an increase in revenue of $5.0 million was generated from locations operating prior to May 31, 1996, representing an increase of 5% in the 1997 period over the 1996 period.

The Company receives payment for its services from several sources. The following are the Company's service revenues by payment source:

                                             Three Months Ended
                                                   May 31,
                                              1997       1996

Medicare                                      54.3%      56.8%
Medicaid and other local government
 programs                                     19.4       20.4
Insurance and private payors                  13.1       14.2
Hospitals, nursing homes and
 other health care institutions               12.7        8.5
Other                                          0.5        0.1
Total                                        100.0%     100.0%

Operating costs were 64.4% and 62.6% of service revenues for the 1997 and 1996 periods, respectively. The increase in operating costs as a percentage of service revenues was primarily due to a change in revenue mix toward non-Medicare services which have lower gross margins.

General and administrative expenses increased by $3.3 million, or 8.4%, to $43.3 million for the 1997 period from $40.0 million for the 1996 period. Included in this increase is approximately $2.5 million incurred during the 1997 period in operating those locations added since May 31, 1996. These costs, expressed as a percentage of service revenues, were 33.2% and 35.4% for the 1997 and 1996 periods, respectively.

Provision for doubtful accounts was approximately $700 thousand for each of the 1997 and 1996 periods. The provisions represented 0.5% and 0.6% of service revenues in the 1997 and 1996 periods, respectively.


                               -9-
Interest expense was approximately $900 thousand in the 1997 period versus $300 thousand in the 1996 period. The increase in interest expense was primarily due to an increase in the level of borrowings under the Company's revolving line of credit.

The provision for income taxes was approximately $700 thousand for the 1997 and 1996 periods. The Company's effective income tax rate was 45% in the 1997 period and 44% in the 1996 period.


Liquidity and Capital Resources

In January 1997, the Company obtained a new secured revolving credit facility which consists of a revolving line of credit, an acquisition line of credit and a standby letter of credit facility under which it can borrow up to an aggregate amount of $50 million. As of May 31, 1997 and February 28, 1997, the amounts available for borrowing under the credit facility were approximately $15.2 million and $16.4 million, respectively. The acquisition line of credit provides for borrowings up to $15 million without collateral to finance acquisitions made by the Company, provided that the sum of all borrowings does not exceed $50 million.

At May 31, 1997 and February 28, 1997, the Company borrowed $23.5 million and $21.6 million, respectively, under this facility. Trade accounts receivable at May 31, 1997 and February 28, 1997 were outstanding approximately 59 days and 57 days, respectively.

At May 31, 1997, the Company's debt obligations due within the next twelve months were $5.5 million.

The Company expects that its existing working capital, cash from operations and its credit facilities will be sufficient to meet its needs for at least the next twelve months.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)       Exhibits - none


(B)       Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant for the quarter ended May 31, 1997.











                              -10-

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 Staff Builders, Inc.




Dated:  July 11, 1997       By:    /s/ Stephen Savitsky
                                 Stephen Savitsky
                                 Chairman of the Board, President
                                 and Chief Executive Officer




Dated:  July 11, 1997      By:    /s/ Gary Tighe
                                 Gary Tighe
                                 Senior Vice President, Finance
                                 (Principal Financial and
                                  Accounting Officer)