Form 10-Q
period 1997-08-31
STAFF BUILDERS INC /DE/
filed 1997-10-14
CIK 720480

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED AUGUST 31, 1997, OR

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

The number of shares of Class A Common Stock and Class B Common
Stock outstanding on October 10, 1997 was 22,499,207 and 1,443,500 shares, respectively.

STAFF BUILDERS, INC. AND SUBSIDIARIES


                                 INDEX





                                                        PAGE NO.
PART I.   FINANCIAL INFORMATION

          Factors Affecting the Company's Future
          Performance                                      2-3

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets -
          August 31, 1997 and February 28, 1997              4

          Condensed Statements of Consolidated
          Income - Three and Six months ended
          August 31, 1997 and 1996                           5

          Condensed Statements of Consolidated Cash
          Flows - Six months ended August 31, 1997
          and 1996                                           6

          Notes to Condensed Consolidated Financial
          Statements                                       7-8


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS    9-10

PART II   OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS                                           11

ITEM 6.   EXHIBIT AND REPORTS ON FORM 8-K                   11











                               -1-



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

GOVERNMENT REGULATION. As a home care provider, the Company is subject to extensive and changing state and federal regulations relating to the licensing and certification of its offices and the sale and delivery of its products and services. The Federal government and Medicare fiscal intermediaries have become more vigilant in their review of Medicare reimbursements to home health care providers generally, and are becoming more restrictive in their interpretation of those costs for which reimbursement will be allowed to such providers. Changes in the law and regulations as well as new interpretations enforced by the relevant regulatory agencies could have an adverse effect on the Company's operations and the cost of doing business.

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

On August 5, 1997, President Clinton signed into law the Balanced Budget Act of 1997, resulting in significant changes to cost based reimbursement for Medicare and Medicaid home health care providers. Although the new legislation enacted by Congress presently retains a cost based reimbursement system, the cost limits will be reduced for fiscal years beginning on or after October 1, 1997 and a new per-beneficiary limit will be effective for fiscal years beginning



                               -2-
after such date. For fiscal years beginning on or after October 1, 1999, this cost based system is planned to be replaced by a prospective payment system.

The effect of these changes is to reduce the amount of costs that will be reimbursable to home health care providers under the Medicare program. The full impact of this new legislation is unknown at this time as the Health Care Financing Administration is not required to establish the new cost limits until January 1998 and the per-beneficiary limits until April 1998.

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

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)               AUGUST 31,
                                                  1997      FEBRUARY 28,
                                               (UNAUDITED)      1997

ASSETS:
Current Assets:
 Cash and cash equivalents                       $ 12,616     $  2,006
 Accounts receivable, net of allowance
   for doubtful accounts of $3,000
   and $2,800, respectively                        75,407       77,103
 Deferred income tax benefits                       1,937        1,855
 Prepaid expenses and other current assets          3,583        4,989
   Total current assets                            93,543       85,953
Fixed Assets, net of accumulated
  depreciation of $7,745,
  and $6,124, respectively                         12,123       12,082
Intangible Assets, net of accumulated
  amortization of $10,393 and
  $9,126, respectively                             49,182       51,022
Other Assets                                        8,978        7,115
Total                                            $163,826     $156,172

LIABILITIES:
Current Liabilities:
 Accounts payable and accrued expenses           $ 36,713     $ 31,736
 Accrued payroll and related expenses              24,924       21,742
 Current portion of long-term liabilities           5,841        5,230
   Total current liabilities                       67,478       58,708
Amount Due Under Secured Revolving
   Line of Credit                                  19,694       21,565
Other Long-Term Liabilities                        15,064       16,433

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class A Common stock - $.01 par value;
  50,000,000 shares authorized; 22,498,343 and
  22,343,970 shares outstanding at August 31,
  1997 and February 28, 1997, respectively            225          223
Class B Common stock - $.01 par value;
  1,554,936 shares authorized; 1,444,364 and
  1,462,361 shares outstanding at August 31,
  1997 and February 28, 1997, respectively             14           15
Convertible preferred stock, Class A;
  666 2/3 shares outstanding                            1            1
Additional paid-in capital                         73,444       73,159
Accumulated deficit                               (12,094)     (13,932)
   Total stockholders' equity                      61,590       59,466
Total                                            $163,826     $156,172

        See notes to condensed consolidated financial statements.
                                   -4-

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
(In thousands, except per share data)


                                Three Months Ended    Six Months Ended
                                    August 31,            August 31,
                                   1997     1996       1997      1996
Revenues:
  Service revenues                     $131,269  $114,432   $261,631  $227,312
  Sales of franchises and fees, net         348       392        487       933
Total revenues                          131,617   114,824    262,118   228,245

Costs and Expenses:
  Operating costs                        84,069    71,119    168,045   141,737
  General and administrative expenses    43,903    40,832     87,230    80,814
  Provision for doubtful accounts           675       690      1,350     1,390
  Amortization of intangible assets         713       577      1,425     1,155
  Interest expense                          837       211      1,706       485
  Interest (income)                        (371)     (146)      (681)     (352)
  Other (income) expense, net                (8)     (206)      (299)     (310)
Total costs and expenses                129,818   113,077    258,776   224,919

Income Before Income Taxes                1,799     1,747      3,342     3,326

Provision for Income Taxes                  810       768      1,504     1,463

Net Income                             $    989   $   979   $  1,838   $ 1,863

Weighted average number of common and
  common equivalent shares:

    Primary                              24,207    24,827     24,144    24,672

    Fully diluted                        24,532    24,827     24,421    24,761

Income per common and
  common equivalent share:

    Primary                               $ .04     $ .04      $ .08     $ .08

    Fully diluted                         $ .04     $ .04      $ .08     $ .08


<F1>

           See notes to condensed consolidated financial statements.

                                      -5-

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In thousands)
                                                   Six Months Ended
                                                      August 31,
                                                    1997       1996
Cash Flows from Operating Activities:
Net income                                        $ 1,838    $ 1,863
Adjustments to reconcile net income to net
  cash provided by operations:
   Depreciation and amortization of fixed assets    1,858      1,295
   Amortization of intangibles and other assets     1,425      1,155
   Allowance for doubtful accounts                    100        300
   Deferred income taxes                              (82)        35
   Decrease in other long-term liabilities              -        (30)
   Write-off of goodwill                              245         -
Change in operating assets and liabilities:
   Accounts receivable                              1,135      1,373
   Prepaid expenses and other current assets        1,242        373
   Accounts payable and accrued expenses            8,233     (2,359)
   Income taxes payable                               121         -
   Other assets                                       (40)      (884)
Net cash provided by operating activities          16,075      3,121

Cash Flows from Investing Activities:
Acquisition of businesses                          (1,193)    (5,735)
Disposition of business                               (70)        -
Additions to fixed assets, net                       (266)    (1,001)
Net cash used in investing activities              (1,529)    (6,736)

Cash Flows from Financing Activities:
Proceeds from Employee Stock Purchase Plan            286        275
Exercise of stock options                              -          30
Purchase and retirement of common stock                -         (67)
Decrease in borrowings under
  revolving line of credit                         (1,871)        -
Reduction in other long-term liabilities           (2,351)    (1,277)
Net cash used in financing activities              (3,936)    (1,039)

Net Increase (Decrease) in Cash and
  Cash Equivalents                                 10,610     (4,654)

Cash and Cash Equivalents, Beginning
  of Period                                         2,006      8,710

Cash and Cash Equivalents, End of Period          $12,616    $ 4,056

Supplemental Data:
Cash paid for:
  Interest                                        $ 1,507    $   453
  Income taxes, net                               $   927    $   598

Fixed assets acquired through
  capital lease agreements                        $ 1,675    $ 2,066
Acquisition of businesses through
  issuance of notes payable                       $    -     $ 1,100

       See notes to condensed consolidated financial statements.
                                  -6-
STAFF BUILDERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. FINANCIAL STATEMENTS - In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of August 31, 1997 and February 28, 1997 and the results of operations and the cash flows for the three and six months ended August 31, 1997 and 1996. Certain prior period amounts have been reclassified to conform with the August 1997 presentation.

     The results for the three and six months ended August 31, 1997 and 1996 are not necessarily indicative of the results for an entire year. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited financial statements as of February 28, 1997 and for the year then ended.

2. EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE - Earnings per common and common equivalent share were computed by dividing the earnings applicable to common stockholders by the weighted average number of shares of common stock and common stock equivalents, principally dilutive stock options and warrants, outstanding during the period.

     The shares used in computing primary earnings per common and common equivalent share were 24,143,560 shares and 24,672,167 shares for the six months ended August 31, 1997 and 1996 and 24,206,952 shares and 24,826,534 shares for the three months ended August 31, 1997 and 1996, respectively. The shares used in computing fully diluted earnings per share were 24,421,406 and 24,760,934 for the six months ended August 31, 1997 and 1996 and 24,532,082 and 24,826,534 shares for the three months ended August 31, 1997 and 1996, respectively.

3. PROVISION FOR INCOME TAXES - The provision for income taxes for the three and six months ended August 31, 1997 and 1996 is based upon the Company's estimated tax provision required for the full year.

4. CONTINGENCIES - On September 20, 1995, the United States Attorney for the Eastern District of Pennsylvania alleged that
     (i) between 1987 and 1989, a corporation, substantially all of the assets and liabilities of which were acquired by a subsidiary of the Company in 1993, submitted false claims to Medicare totalling approximately $1.5 million and (ii) officers and employees of that corporation submitted false statements in support of such claims, and made a pre-complaint civil settlement demand of approximately $4.5 million. The alleged false claims and false statements were made before the


                               -7-
     Company acquired that corporation in 1993. Based on its preliminary investigation, the Company believes that the amount of improper claims, if any, submitted by that corporation to Medicare between 1987 and 1989 were significantly below $1.5 million. The Company is in negotiations with the office of the United States Attorney to resolve this matter, but is unable to predict the ultimate costs, if any, that may be incurred by the Company. As such, no provision has been made in the accompanying condensed consolidated financial statements.

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

Results of Operations

Total revenues increased by $16.8 million or 14.6% for the three months ended August 31, 1997 to $131.6 million from $114.8 million for the three months ended August 31, 1996. For the six months ended August 31, 1997 ("the 1997 period"), total revenues increased by $33.9 million or 14.8% to $262.1 million from $228.2 million for the six months ended August 31, 1996 ("the 1996 period"). The foregoing amounts include increased service revenues of approximately $23.1 million in the 1997 period over the 1996 period from 22 locations added from acquisitions, net of a reduction in revenue of approximately $3.4 million resulting from the sale of 17 locations since August 31, 1996. Additionally, an increase in revenue of approximately $11.2 million, or 5%, in the 1997 period over the 1996 period was generated from existing locations which were included for the entire two fiscal periods.

The Company receives payment for its services from several sources as indicated in the following table.

                                       Service Revenues
                            Three Months Ended   Six Months Ended
                                August 31,          August 31,
                             1997       1996      1997      1996

Medicare                     52.9%      55.8%     53.6%     56.8%
Medicaid and other local
  government programs        20.2       20.5      19.8      20.0
Insurance and private
  payors                     13.3       14.8      13.2      14.5
Hospitals, nursing homes
 and other health care
 institutions                13.1        8.8      12.9       8.6
Other                         0.5        0.1       0.5       0.1
Total                       100.0%     100.0%    100.0%    100.0%


The increase in service revenues from hospitals, nursing homes and other health care institutions includes $4.4 million and $8.3 million for the three and six months ended August 31, 1997, respectively, resulting from the acquisition in September 1996 of a provider of supplemental staffing services to medical establishments in the metropolitan New York area.

Operating costs (the direct costs of providing services) were 64.0% and 62.1% of service revenues for the three months ended August 31, 1997 and 1996, and 64.2% and 62.4% for the six months ended August 31, 1997 and 1996, respectively. The increases in operating costs as a percentage of service revenues in the three and six months ended August 31, 1997 over the comparable periods in the prior year were primarily due to a change in revenue mix toward non-Medicare services which have lower gross margins.

General and administrative expenses increased by $3.1 million, or 7.5%, to $43.9 million for the three months ended August 31, 1997 from $40.8 million for the three months ended August 31, 1996. For the six months ended August 31, 1997, general and administrative expenses increased by $6.4 million, or 7.9%, to $87.2 million from $80.8 million for the six months ended August 31, 1996. Included in these increases was approximately $2.7 million and $5.3 million for the three and six months ended August 31, 1997, respectively, in operating those locations added since March 1, 1996. These costs, expressed as a percentage of service revenues, were 33.3% and 35.6% for the six months ended August 31, 1997 and 1996, respectively.

Provision for doubtful accounts was approximately $1.4 million for each of the 1997 and 1996 periods. The provisions represented 0.5% and 0.6% of service revenues in the 1997 and 1996 periods, respectively.

Interest expense was approximately $800 thousand and $200 thousand for the three months ended August 31, 1997 and 1996, and $1.7 million and $500 thousand for the six months ended August 31, 1997 and 1996, respectively. The increases in interest expense were primarily due to an increase in the level of borrowings under the Company's revolving line of credit.

The provision for income taxes was approximately $1.5 million for each of the 1997 and 1996 periods. The Company's effective income tax rate was 45% for the 1997 period as compared to 44% in the 1996 period.


Liquidity and Capital Resources

In January 1997, the Company obtained a new secured revolving credit facility which consists of a revolving line of credit, an acquisition line of credit and a standby letter of credit facility under which it can borrow up to an aggregate amount of $50 million. As of August 31, 1997 and February 28, 1997, the amounts available for borrowing under the credit facility were approximately $16.6 million and $16.4 million, respectively. The acquisition line of credit provides for borrowings up to $15 million without collateral to finance acquisitions made by the Company, provided that the sum of all borrowings does not exceed $50 million.

At August 31, 1997 and February 28, 1997, the Company borrowed $19.7 million and $21.6 million, respectively, under this facility. Trade accounts receivable at August 31, 1997 and February 28, 1997 were outstanding approximately 55 days and 57 days, respectively.

At August 31, 1997, the Company's long-term debt obligations due within the next twelve months was $5.8 million.

The Company expects that its existing working capital, cash from operations and its credit facilities will be sufficient to meet its needs for at least the next twelve months.


Part II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on August 14, 1997. At the Annual Meeting, the Stockholders of the Company voted to elect David Savitsky and Jonathan J. Halpert as Class A Directors, each for a three-year term ending with the 2000 Annual Meeting. 28,881,190 votes were cast in favor of Mr. Savitsky's election as a Class A Director and authority was withheld with respect to 607,750 votes on such matter. 28,826,799 votes were cast in favor of Mr. Halpert's election as a Class A Director and authority was withheld with respect to 662,141 votes on such matter.


ITEM 6.   EXHIBIT AND REPORTS ON FORM 8-K

(A)       Exhibit

          Exhibit No.

             10.1 Employment Agreement between the Company and Gary Tighe.

(B)       Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant for the quarter ended August 31, 1997.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                 Staff Builders, Inc.




Dated:  October 14, 1997    By:  /s/ Stephen Savitsky
                                 Stephen Savitsky
                                 Chairman of the Board, President
                                 and Chief Executive Officer




Dated:  October 14, 1997    By:  /s/ Gary Tighe
                                 Gary Tighe
                                 Senior Vice President, Finance
                                 (Principal Financial and
                                  Accounting Officer)