Form 10-Q
period 1997-11-30
STAFF BUILDERS INC /DE/
filed 1998-01-14
CIK 720480

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED NOVEMBER 30, 1997, OR

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

The number of shares of Class A Common Stock and Class B Common
Stock outstanding on January 12, 1998 was 22,880,675 and 1,124,356 shares, respectively.

STAFF BUILDERS, INC. AND SUBSIDIARIES


                                 INDEX

                                                        PAGE NO.
PART I.   FINANCIAL INFORMATION

          Factors Affecting the Company's Future
          Performance                                     2-3

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets -
          November 30, 1997 and February 28, 1997           4

          Condensed Statements of Consolidated
          Income - Three and Nine months ended
          November 30, 1997 and 1996                        5

          Condensed Statements of Consolidated Cash
          Flows - Nine months ended November 30, 1997
          and 1996                                          6

          Notes to Condensed Consolidated Financial
          Statements                                       7-8


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS    9-12



PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                  13















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

GOVERNMENT REGULATION. As a home care provider, the Company is subject to extensive and changing Federal and State regulations relating to the licensing and certification of its offices and the sale and delivery of its products and services. The Office of Inspector General of the Department of Health and Human Services and Medicare fiscal intermediaries have expanded their auditing of the home health care providers generally, and have become more restrictive in their interpretation of those costs for which reimbursement will be allowed to such providers. Changes in the law and regulations as well as new interpretations enforced by the relevant regulatory agencies could have an adverse effect on the Company's operations and the cost of doing business.


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

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)              NOVEMBER 30,
                                                  1997      FEBRUARY 28,
                                               (UNAUDITED)      1997
ASSETS:
Current Assets:
 Cash and cash equivalents                       $  2,609     $  2,006
 Accounts receivable, net of allowance
   for doubtful accounts of $3,100 and
   $2,800, respectively                            85,161       77,103
 Deferred income tax benefits                       1,985        1,855
 Prepaid expenses and other current assets          2,960        4,989
   Total current assets                            92,715       85,953
Fixed Assets, net of accumulated depreciation
  of $8,701 and $6,124, respectively               11,641       12,082
Intangible Assets, net of accumulated
  amortization of $11,135 and $9,126,
  respectively                                     50,531       51,022
Investment in unconsolidated affiliate             15,038           -
Other Assets                                        6,623        7,115
Total                                            $176,548     $156,172

LIABILITIES:
Current Liabilities:
 Accounts payable and accrued expenses           $ 32,606     $ 31,736
 Accrued payroll and related expenses              26,352       21,742
 Current portion of long-term liabilities           9,173        5,230
 Current income taxes payable                         242          -
 Total current liabilities                         68,373       58,708

Long-Term Liabilities                              45,485       37,998

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class A Common stock - $.01 par value;
  50,000,000 shares authorized; 22,557,794 and
  22,343,970 outstanding at November 30,
  1997 and February 28, 1997, respectively            226          223
Class B Common stock - $.01 par value;
  1,554,936 shares authorized; 1,442,237
  and 1,462,361 outstanding at November 30,
  1997 and February 28, 1997, respectively             14           15
Convertible preferred stock, 10,000 shares
  authorized; Class A; 666 2/3 shares outstanding       1            1
Additional paid-in capital                         73,568       73,159
Accumulated deficit                               (11,119)     (13,932)
   Total stockholders' equity                      62,690       59,466
Total                                            $176,548     $156,172


        See notes to condensed consolidated financial statements.

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
(In thousands, except per share data)



                                Three Months Ended   Nine Months Ended
                                   November 30,         November 30,
                                   1997     1996        1997      1996
Revenues:
  Service revenues                     $130,772  $123,086   $392,403  $350,398
  Sales of franchises and fees, net         490       221        977     1,154
Total revenues                          131,262   123,307    393,380   351,552

Costs and Expenses:
  Operating costs                        84,268    77,553    252,313   219,290
  General and administrative expenses    43,452    42,626    130,682   123,440
  Provision for doubtful accounts           675       660      2,025     2,050
  Amortization of intangible assets         789       692      2,214     1,847
  Interest expense                          873       435      2,579       920
  Interest (income)                        (327)     (266)    (1,008)     (618)
  Other (income) expense, net              (244)     (160)      (543)     (470)
Total costs and expenses                129,486   121,540    388,262   346,459

Income Before Income Taxes                1,776     1,767      5,118     5,093

Provision for Income Taxes                  801       778      2,305     2,241

Net Income                             $    975   $   989   $  2,813  $  2,852

Weighted average number of common
  and common equivalent shares:

    Primary                              24,663    24,734     24,225    24,678

    Fully diluted                        24,749    24,785     24,442    24,728

Income per common and
  common equivalent share:

    Primary                               $ .04     $ .04      $ .12     $ .12

    Fully diluted                         $ .04     $ .04      $ .12     $ .12

<F1>


           See notes to condensed consolidated financial statements.

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In thousands)

                                                   Nine Months Ended
                                                     November 30,
                                                    1997       1996
Cash Flows from Operating Activities:
Net income                                        $ 2,813    $  2,852
Adjustments to reconcile net income to net
  cash provided by (used in) operations:
    Depreciation and amortization of fixed assets   2,823       2,060
    Amortization of intangibles and other assets    2,214       1,848
    (Earnings) of unconsolidated affiliate           (181)
    Allowance for doubtful accounts                   300         500
    Deferred income taxes                            (130)          5
    Write-off of goodwill and intangibles             492          -
    Decrease in other long-term liabilities          (638)        (45)
Change in operating assets and liabilities:
    Accounts receivable                            (9,012)    (12,241)
    Prepaid expenses and other current assets       1,866        (114)
    Accounts payable and accrued expenses           5,476         693
    Income taxes payable                              361         193
    Other assets                                      153      (3,034)
Net cash provided by operating activities           6,537      (7,283)

Cash Flows from Investing Activities:
Acquisition of businesses                          (3,288)     (7,671)
Investment in unconsolidated affiliate            (12,732)         -
Disposition of business                               (70)         -
Additions to fixed assets, net                       (344)     (1,724)
Net cash used in investing activities             (16,434)     (9,395)

Cash Flows from Financing Activities:
Issuance of common stock for exercise of
  options, warrants and employee stock purchases      411         624
Purchase and retirement of common stock                -         (361)
Increase in borrowings under revolving
  line of credit                                    1,190      13,764
Borrowings under acquisition line of credit        12,625         -
Decrease in other long-term liabilities            (3,726)     (2,143)
Net cash provided by financing activities          10,500      11,884

Increase (decrease) in Cash and Cash Equivalents      603      (4,794)
Cash and Cash Equivalents, Beginning of Period      2,006       8,710

Cash and Cash Equivalents, End of Period          $ 2,609    $  3,916

Supplemental Data:
Cash paid for:
  Interest                                        $ 2,402    $    747
  Income taxes, net                               $ 1,580    $  1,208

Fixed assets acquired through
  capital lease agreements                        $ 2,127    $  2,886
Acquisition of businesses through
  issuance of notes payable                       $    -     $  3,113

<F1>
See notes to condensed consolidated financial statements.

STAFF BUILDERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. FINANCIAL STATEMENTS - In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of November 30, 1997 and February 28, 1997, and the results of operations and the cash flows for the three and nine months ended November 30, 1997 and 1996. Certain prior period amounts have been reclassified to conform with the November 1997 presentation.

     The results for the three and nine months ended November 30, 1997 and 1996 are not necessarily indicative of the results for an entire year. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited financial statements as of February 28, 1997 and for the year then ended.

2. EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE - Earnings per common and common equivalent share were computed by dividing the earnings applicable to common stockholders, by the weighted average number of shares of common stock and equivalents, principally dilutive stock options and warrants, outstanding during the periods. For the three and nine months ended November 30, 1997, the computations include the additional shares and the assumed savings of interest expense, net of income taxes, that would have occurred if all outstanding options and warrants were exercised.

     The shares used in computing primary earnings per common and common equivalent share were 24,225,431 shares and 24,677,565 shares for the nine months ended November 30, 1997 and 1996 and 24,663,082 shares and 24,734,091 shares for the three months ended November 30, 1997 and 1996, respectively. The shares used in computing fully diluted earnings per share were 24,442,229 and 24,727,564 for the nine months ended November 30, 1997 and 1996 and 24,749,275 shares and 24,785,371 shares for the three months ended November 30, 1997 and 1996, respectively.

3. INVESTMENT IN UNCONSOLIDATED AFFILIATE - On October 30, 1997, the Company purchased 60.9% of the outstanding common stock of Chelsea Computer Consultants, Inc. ("Chelsea") for a total of $12.4 million plus purchase related costs of $300 thousand. Chelsea is a provider of information technology services to clients in the financial services, communications, manufacturing and other industries. Together with the 20.9% of the common stock of Chelsea purchased in September 1996, the Company owns 81.8% of the outstanding common stock of Chelsea. The Company has accounted for Chelsea as an

                               -7-

     unconsolidated subsidiary since it believes that majority control may be temporary. The excess of the Company's cost of its investment over its pro rata share of the net fair value of assets acquired is being amortized on a straight-line basis. The Company performed certain consulting services for Chelsea amounting to $100,000 and $700,000 for the three and nine months ended November 30, 1997, respectively, which are included in service revenues. The Company has borrowed $12.6 million under its acquisition line of credit which bears interest at .75% over the prevailing prime rate or, at the Company's option, at the London Interbank Offered Rate (LIBOR) plus 2.75%.

4. AMOUNT DUE UNDER SECURED LINE OF CREDIT - At November 30 and February 28, 1997, the Company borrowed $35.4 million and $21.6 million, respectively, under its secured line of credit. These amounts consisted of $22.8 million and $21.6 million under the revolving line of credit at November 30 and February 28, 1997, respectively. Also included in the borrowings at November 30, 1997, was $12.6 million under the acquisition line of credit of which $9.5 million is included in long-term liabilities. The revolving line of credit expires on July 31, 2000 and the acquisition line of credit is being repaid in 48 monthly installments which began on December 1, 1997.

5. PROVISION (BENEFIT) FOR INCOME TAXES - The provision for income taxes for the three and nine months ended November 30, 1997 and 1996 is based upon the Company's estimated tax provision required for the full year.

6. CONTINGENCIES - On September 20, 1995, the United States Attorney for the Eastern District of Pennsylvania alleged that
     (i) between 1987 and 1989, a corporation, substantially all assets and liabilities of which were acquired by a subsidiary of the Company in 1993, submitted false claims to Medicare totaling approximately $1.5 million and (ii) officers and employees of that corporation submitted false statements in support of such claims, and made a pre-complaint civil settlement demand of approximately $4.5 million. The alleged false claims and false statements were made before the Company acquired that corporation in 1993. Based on its preliminary investigation, the Company believes that the amount of improper claims, if any, submitted by that corporation to Medicare between 1987 and 1989 were significantly below $1.5 million. The Company is in negotiations with the office of the United States Attorney to resolve this matter, but is unable to predict the ultimate costs, if any, that may be incurred by the Company. As such, no provision has been made in the accompanying condensed consolidated financial statements.





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

Results of Operations

Total revenues increased approximately $8 million or 6.5% for the three months ended November 30, 1997, to $131.3 million from $123.3 million for the three months ended November 30, 1996. For the nine months ended November 30, 1997 ("the 1997 period"), total revenues increased by $41.8 million or 11.9% to $393.4 million from $351.6 million for the nine months ended November 30, 1996 ("the 1996 period"). The foregoing amounts include increased service revenues of approximately $29 million in the 1997 period over the 1996 period from 25 locations added from acquisitions made since March 1, 1996. This increase is net of a reduction in service revenue of approximately $5.8 million resulting from the sale of 18 locations since August 1996. Additionally, an increase in service revenue of approximately $13 million or 4% in the 1997 period over the 1996 period was generated from existing locations which were included for the entire two fiscal periods.

The Company receives payment for its services from several sources as indicated in the following table.

                                       Service Revenues
                            Three Months Ended   Nine Months Ended
                               November 30,         November 30,
                             1997       1996      1997      1996
Medicare                     52.7%      54.4%     53.2%     56.0%
Medicaid and other local
  government programs        19.6       19.8      19.8      19.9
Insurance and private
  payors                     12.9       14.2      13.1      14.4
Hospitals, nursing homes
  and other health care
  institutions               14.3       11.4      13.4       9.6
Other                         0.5        0.2       0.5       0.1

Total                       100.0%     100.0%    100.0%    100.0%

The increase in service revenues from hospitals, nursing homes and other health care institutions includes $4.4 million and $12.7 million for the three and nine months ended November 30, 1997, respectively, as compared to $3.7 million for the three months ended November 30, 1996, resulting from the acquisition in September 1996 of a provider of supplemental staffing services to medical establishments in the metropolitan New York area.
                               -9-
Operating costs (the direct costs of providing services) were 64.4% and 63.0% of service revenues for the three months ended November 30, 1997 and 1996, and 64.3% and 62.6% for the nine months ended November 30, 1997 and 1996, respectively. The increases in operating costs as a percentage of service revenues were primarily due to a change in revenue mix toward services which have lower gross margins.

General and administrative expenses increased by $800 thousand, or 1.9%, to $43.4 million for the three months ended November 30, 1997 from $42.6 million for the three months ended November 30, 1996. For the 1997 period, general and administrative expenses increased by $7.3 million, or 5.9%, to $130.7 million from $123.4 million in the 1996 period. General and administrative expenses expressed as a percentage of service revenues were 33.2% and 33.3% for the three and nine months ended November 30, 1997, as compared to 34.6% and 35.2% for the three and nine months ended November 30, 1996, respectively. The increase in these expenses in the 1997 period over the 1996 period was primarily due to the addition of those locations added since March 1, 1996.

Provision for doubtful accounts was approximately $2.0 million and $2.1 million for the 1997 and 1996 periods, respectively. The provisions represented 0.5% and 0.6% of service revenues in the 1997 and 1996 periods, respectively.

Interest expense was $900 thousand and $400 thousand for the three months ended November 30, 1997 and 1996, and $2.6 million and $900 thousand for the nine months ended November 30, 1997 and 1996, respectively. The increases in interest expense were primarily due to an increase in the level of borrowings under the Company's revolving line of credit.

The provision for income taxes was approximately $2.3 million and $2.2 million for the 1997 and 1996 periods, respectively. The
Company's effective income tax rate was 45% for the 1997 period as compared to 44% in the 1996 period.


Liquidity and Capital Resources

The Company has a secured credit facility which consists of a revolving line of credit, an acquisition line of credit and a standby letter of credit facility, under which it can borrow up to an aggregate amount of $50 million.

As of November 30, 1997 and February 28, 1997, the amounts available for borrowing under the credit facility were approximately $14.2 million and $31.4 million, respectively. At November 30, 1997 and February 28, 1997, the Company borrowed $22.8 million and $21.6 million, respectively, under the revolving line of credit. Additionally, at November 30, 1997 the Company had outstanding $12.6 million under the acquisition line of credit, which is being repaid in 48 monthly installments which began on December 1, 1997. Trade accounts receivable at November 30, 1997

                              -10-
and February 28, 1997 were outstanding approximately 61 days and 57 days, respectively.

At November 30, 1997, the Company's long-term debt obligations due within the next twelve months was $9.2 million.

The Company expects that its existing working capital, cash from operations and its credit facilities will be sufficient to meet its needs for at least the next twelve months.

Legislative Changes

On August 5, 1997, President Clinton signed into law the Balanced Budget Act of 1997, resulting in significant changes to cost based reimbursement for Medicare and Medicaid home health care providers. Although the legislation enacted by Congress retained the cost-based reimbursement system, the cost limits will be reduced for fiscal years beginning on or after October 1, 1997. Home health care agencies will be reimbursed the lowest of: (a)actual costs of operating the agency's Medicare services; (b) a reduced aggregate cost per visit rate; or (c) an aggregate per beneficiary limit, based on a blend of 75% agency-specific per beneficiary cost and 25% of a regional average for cost reporting periods ending during the Federal fiscal year 1994 (10/1/93 - 9/30/94). The per beneficiary blend is further reduced by 2% and updated by a Home Health Market basket index.

The Budget Act requires the Health Care Financing Administration of the U.S. Department of Health and Human Services ("HCFA"), the Federal agency responsible for the rules governing Medicare and Medicaid, to implement a Prospective Payment System ("PPS") for fiscal years beginning on or after October 1, 1999 to replace this cost-based system. The PPS will pay home health agencies a fixed amount for services rendered without regard to their costs. There can be no assurance that such reimbursement rates will cover the costs incurred by the Company to provide home health care services.

The Budget act also included a change in the method of payments to home health agencies, whereby the periodic interim payments (PIPs) are being discontinued effective for the Company on March 1, 2000. PIPs are biweekly payments received from the Medicare program and adjusted quarterly to reflect increases or decreases in the cost of home health services provided. PIPs result in an earlier payment than is received for services billed on an individual claim basis.

The impact of these changes on the Company will be to reduce the amount of costs that will be reimbursable, pursuant to the Medicare program, effective March 1, 1998. To address the impact of these reimbursement reductions, the Company is assessing the effectiveness of its patient care services and is developing programs to increase efficiency in providing care to patients. In addition, the Company is reviewing its expenditures for operating costs and general and administrative expenses to bring its costs within the amounts that will be reimbursable under the new regulations. Because the Company cannot determine presently the number of patients that will be served, the severity of their illnesses or its ability to reduce general or administrative expenses, the Company cannot reasonably quantify the impact of the new regulations on revenues and net income.

Additionally, another provision of the Budget Act requires the Company to obtain by February 27, 1998, a surety bond equal to 15% of the combined Medicare and Medicaid revenues for each Medicare-certified home health agency. After the publication of the final regulations by HCFA, several of the approved insurance carriers indicated that they are waiting to see whether HCFA will modify the bonding requirements before they will write any policies. Therefore, there can be no assurance that these bonds can be obtained on a commercially reasonable basis, if at all. Failure to obtain the surety bonds would result in the inability of the Company to provide Medicare services.

Part II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant for the quarter ended November 30, 1997.

(B)  Exhibits
     Exhibit No.

        10.1 Stock Option Agreement, dated July 1, 1997, under the Company's 1993 Stock Option Plan between the
                Company and Stephen Savitsky.

        10.2 Stock Option Agreement, dated July 1, 1997, under the Company's 1994 Performance-Based Stock Option
                Plan between the Company and Stephen Savitsky.

        10.3 Stock Option Agreement, dated July 1, 1997, under the Company's 1993 Stock Option Plan between the
                Company and David Savitsky.

        10.4 Stock Option Agreement, dated July 1, 1997, under the Company's 1994 Performance-Based Stock Option
                Plan between the Company and David Savitsky.

        10.5 Stock Purchase Agreement By and Among the Company and Raymond T. Sheerin, Michael Altman, Stephen
                Fleischner and Chelsea Computer Consultants, Inc., dated September 24, 1996.

        10.6 Amendment No. 1 to Stock Purchase Agreement By and Among the Company and Raymond T.Sheerin, Michael
                Altman, Stephen Fleischner and Chelsea Computer
                Consultants, Inc., dated October 30, 1997.

        10.7 Shareholders Agreement between Raymond T. Sheerin and Michael Altman and Stephen Fleischner and the Company and Chelsea Computer Consultants, Inc., dated September 24, 1996.

        10.8    Amendment No. 1 to Shareholders Agreement among
                Chelsea Computer Consultants,Inc., Raymond T.
                Sheerin, Michael Altman and the Company, dated
                October 30,1997.

        10.9 Common Stock Purchase Option to purchase shares of common stock in Chelsea Computer Consultants, Inc., dated November 19, 1997 between the Company and David Savitsky.

        10.10 Common Stock Purchase Option to purchase shares of common stock in Chelsea Computer Consultants, Inc., dated November 19, 1997 between the Company and Stephen Savitsky.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Staff Builders, Inc.




Dated:  January 14, 1998    By:  /s/ Stephen Savitsky
                                 Stephen Savitsky
                                 Chairman of the Board, President
                                 and Chief Executive Officer




Dated:  January 14, 1998    By:  /s/ Gary Tighe
                                 Gary Tighe
                                 Senior Vice President, Finance
                                 (Principal Financial and
                                  Accounting Officer)