Form 10-Q/A
period 1997-11-30
STAFF BUILDERS INC /DE/
filed 1998-01-20
CIK 720480

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.

                           Form 10-Q/A

                AMENDMENT NO. 1 TO CURRENT REPORT
             PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


                         November 30, 1997
                          (Date of Report)


                       STAFF BUILDERS, INC.
     (Exact name of registrant as specified in its charter)


         Commission file number 0-11380


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

     The Registrant hereby amends Item 6. of its Current Report on
Form 10-Q dated January 14, 1998 to add electronic copies of two exhibits which were not contained in the Form 10-Q as filed electronically on January 14, 1998 but for which paper copies were filed pursuant to a temporary hardship exemption:


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
































                               -2-

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Staff Builders, Inc.




Dated:  January 20, 1998    By:  /s/ Stephen Savitsky
                                 Stephen Savitsky
                                 Chairman of the Board, President
                                 and Chief Executive Officer




Dated:  January 20, 1998    By:  /s/ Gary Tighe
                                 Gary Tighe
                                 Senior Vice President, Finance
                                 (Principal Financial and
                                  Accounting Officer)