Form 10-K
period 1998-02-28
STAFF BUILDERS INC /DE/
filed 1998-05-28
CIK 720480

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                                                             FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998

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

The aggregate market value of the voting stock (Class A and Class B Common Stock, assuming conversions of Class B Common Stock into Class A Common Stock on a share for share basis) held by non-affiliates of the registrant based on the closing price of such stock on May 21, 1998, was $34,168,250.

The number of shares of Class A Common Stock and Class B Common Stock outstanding on May 21, 1998 was 22,189,358 and 1,053,607 shares, respectively.
                                   DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10,11,12 and 13 will be included in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed, and which information is incorporated herein by reference.
                                                         PART I

ITEM 1.             BUSINESS

General

                    Staff Builders, Inc. is a Delaware corporation which was incorporated in New York in 1978 and reincorporated in Delaware in May 1983. Unless the context otherwise requires, all references to the "Company" include the Company and its subsidiaries.

                    The Company is a leading national provider of home health care and supplemental staffing services. As of February 28, 1998, the Company had 244 offices at 228 locations in 36 states and the District of Columbia, as well as master franchise licenses in Japan, Spain and Indonesia. Of these offices, 40 were owned and operated by the Company and 204 were operated by 78 franchisees, through which services were provided by approximately 42,000 caregivers. Franchisees include 64 home health care and 35 supplemental staffing franchisees, of which 21 operate a separate home health care and supplemental staffing franchise. The Company's locations include 41 locations which were added from 34 acquisitions made during the three years ended February 28, 1998.


Reimbursement Reductions and Related Restructuring

                    In August 1997, Congress enacted and President Clinton signed into law the Balanced Budget Act of 1997 ("BBA"), resulting in significant changes to cost based reimbursement for Medicare home health care providers. Although the new legislation enacted by Congress presently retains a cost based reimbursement system, the cost limits have been reduced for fiscal years which began on or after October 1, 1997 and a new per-beneficiary limit is effective for fiscal years which began after such date. The BBA provides two payment systems -- an interim payment system ("IPS") which is effective for the Company beginning March 1, 1998 until the adoption of the successor payment system which is a new prospective payment system scheduled to be effective for fiscal years beginning on or after October 1, 1999. The effect of the changes under IPS is to reduce the limits for the amount of costs that are reimbursable to home health care providers under the Medicare program.

                    During the fourth quarter of the year ended February 28, 1998 (fiscal 1998), management moved proactively to prepare the Company for the impact of IPS and for long-term growth. As a result, the Company implemented a corporate-wide restructuring and cost reduction program. These actions, together with the Company's assessment of the impact of health care reform legislation, resulted in a pre-tax non-recurring charge in the fourth quarter of fiscal 1998 of $33.4 million. This accounting charge included a $24.5 million write-off of goodwill and intangible assets and $8.9 million of other restructuring costs. The other restructuring costs included $1.0 million for employee severance arrangements and the closure, consolidation or reduction in the size of operating
                                                           -2-
locations, $6.3 million for the write-down of certain home health care related investments and receivables, $1.2 million of litigation related costs and $0.4 million of other costs. The write-off of goodwill and intangible assets is required under the Statement of Financial Accounting Standards ("SFAS") No. 121,
"Accounting for the Impairment of Long-Lived Assets and for Long-
Lived Assets to be Disposed of."

Home Health Care

                    Operations

                    The Company provides a wide range of home health care services by its health care personnel. Skilled nursing services which include cardiac care, pulmonary management, wound management, maternal health, behavioral health care, infusion therapy administration, hospice support, and extensive patient and family education are rendered by licensed personnel. Additional professional services include physical therapy, occupational therapy, speech therapy and medical social services. The Company also provides para-professional home health aide services and other unlicensed personnel services, assisting patients with activities of daily living.

                    The Company's home health care services are provided through 198 offices in 35 states, of which 35 are owned and operated by the Company and 163 are operated by 64 franchisees. Approximately 87% of the Company's home health care service revenues in fiscal 1998 were generated by franchisees. Home health care service revenues were $451.1 million, $436.6 million and $378.4 million in fiscal 1998, 1997 and 1996, respectively.
Clients' requests for home health care are typically received at a local office and all skilled home health care services are provided pursuant to the orders of the patient's physician. Generally, after a referral is received, the director of clinical services will schedule a physical assessment in order to identify the patient's care needs. Home care services are rendered in accordance with the plan of care as prescribed by a physician.

                    During the intake process, the Company contacts third-party payors to confirm the extent of Medicare eligibility or insurance coverage. The primary payment sources for home health care are Medicare, Medicaid, insurance, individuals, and state and local government health programs.

                    In ten locations, the Company operates hospices in accordance with the Federal Medicare program. Hospice services include a full range of medical and nursing services as well as spiritual and emotional support, specialized pain management and bereavement counseling with interdisciplinary support for patients and their families, where patients are expected to live less than six months.

                    The quality and reputation of the Company's personnel and operations is critical to the Company's success. The Company maintains uniform quality assurance programs for its home health
                                                           -3-
care operations, including its consumer hotline and service evaluation system in which patients are asked by the Company to rate the quality of care provided. These programs are administered at the national and local levels. The Company's clinical staff conduct periodic on-site reviews to determine compliance with all regulations.

                    In addition to the on-site reviews conducted by Company personnel, the Company seeks to maintain and improve the quality of its home health care operations by seeking accreditation from the Joint Commission on Accreditation of Healthcare Organizations
("JCAHO"). Currently, the Company has approximately 150 offices which have been accredited by JCAHO, approximately 50 of which were accredited with commendation.

                    The Company has developed the Staff Builders Clinical Outcomes and Resource Evaluation System ("SCORES"TM). SCORES is a clinical management process that identifies and analyzes patient potential for variances upon admission to home care, customizes a transdisciplinary plan of care and quantifies clinical outcomes and resource utilization. SCORESTM is currently being used in 30 locations and the Company plans to significantly expand the number of locations using SCORESTM during the current fiscal year.

                    The Company has developed a number of proprietary disease-specific programs designed to be used in the home. These programs include the areas of asthma, cardiac care, diabetes, hospice, maternity, behavioral health, rehabilitative services, pain management and wound care.

                    The Company offers its services on a national and local basis. Each office seeks to retain strong local identification in order to best respond to prevailing market conditions and cultivate local referrals. The Company provides support including brochures, training seminars and materials to assist in developing patient care programs as needed within each community.

                    Local efforts principally involve communicating with hospital discharge planners, nursing management, physicians and other individuals at hospitals, nursing homes and other health care facilities to advise them of the array of services available from the Company.

                    Due to changes in health care reimbursement, insurance companies and health maintenance organizations have become more involved in directing services for those to whom they provide coverage.  The Company has sought to adapt to the increased role of
these organizations in patient referrals.   The Company provides
services to members of health maintenance organizations or policy holders of insurance companies at negotiated rates. The Company believes that some of these organizations, as a result of their strict guidelines, centralized administration and geographic diversity, retain the Company because of its ability to consistently offer quality services on a national basis. Moreover, the Company believes that its ability to offer patients a wide

                                                           -4-
variety of home health care services will provide it with a competitive edge in obtaining additional business from these organizations.

                    The Company's information systems provide for the input of information at the branch office (including payroll, billing and other administrative functions) for its home health care operations which connects directly to its corporate headquarters in Lake
Success, NY. Generally, bills are rendered, payroll is processed and collections are received at the corporate headquarters or at lock-boxes.

                    Home health care services, including hospice and management consulting services provided to hospital-based home health agencies, accounted for approximately 87%, 91% and 93% of revenues for fiscal 1998, the year ended February 28, 1997 (fiscal
1997) and the year ended February 29, 1996 (fiscal 1996), respectively.

                    Reimbursement

                    Revenues generated from the Company's home health care services are paid by insurance carriers, health maintenance organizations, individuals, Medicare, Medicaid and other state and local government health insurance programs. During fiscal 1998, approximately 15% of the Company's home health care revenues represented reimbursement from insurance carriers, health maintenance organizations and individuals; 60% came from Medicare;
and 23% came from Medicaid and other local government health programs. Medicare is a Federally funded program available to persons with certain disabilities and persons of age 65 or older.
Medicaid, a program jointly funded by Federal and state governments, and other local government health care programs is designed to pay for certain health care and medical services provided to low income individuals without regard to age.

                    The Company has 123 locations which are certified to provide home health care services to Medicare patients. Medicare reimburses the Company for covered items and services at the lower of the Company's cost, as determined by Medicare regulations, or cost limits established by the Federal government. The Company submits all Medicare claims to a single insurance company acting as a fiscal intermediary which processes claims on behalf of the Federal government. As of February 28, 1998, the Company has 70 offices which participate in Medicare's periodic interim payments ("PIP") program. Under PIP, the Company receives regular bi-weekly payments based on past Medicare activity of participating offices, which are adjusted quarterly for actual levels of activity. As presently amended by the BBA, the PIP program will terminate for home health care providers effective for fiscal years beginning on or after October 1, 1999. Offices which are not participating in the PIP program receive payment for services upon submission of individual claims.

                    The Company is also reimbursed for covered items by Medicaid. The Company has approximately 130 home health care
                                                           -5-
offices in 30 states which are approved to provide services to Medicaid recipients. Medicaid reimbursement procedures vary from state to state.

                    Government Regulation

                    The Company's home health care business is subject to extensive and frequently changing regulation by Federal, state and local authorities. Such regulation imposes a significant compliance burden on the Company, including state licensing and Certificate of Need ("CON") requirements and Federal and state eligibility standards for certification as a Medicare and Medicaid provider. The imposition of more stringent regulatory requirements or the denial or revocation of any license or permit necessary for the Company to operate in a particular market could have a material adverse effect on the Company's operations. In addition, the Company will be required to comply with the licensing and/or CON requirements and applicable regulations in the jurisdictions in which it plans to provide services, except for the states of Colorado, Massachusetts, Michigan and Ohio which have neither CON nor licensure requirements.

                    The Federal government and all states in which the Company currently operates regulate various aspects of the Company's business. Home health agency certification by the Health Care Financing Administration ("HCFA") is required to receive reimbursement for services from Medicare. The Company has 164 offices in 32 states and the District of Columbia which provide services covered by Medicare. HCFA requires, as conditions of participation as a home health agency in the Medicare program, among other things, the satisfaction of certain standards with respect to: personnel, services and supervision; the preparation of annual budgets and capital expenditure plans; and the establishment of a professional advisory group that includes at least one physician, one registered nurse and other representatives from related disciplines or consumer groups.

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

                    New York State requires the approval by the Public Health Council of the New York State Department of Health ("NYPHC") of any change in the "controlling person" of an operator of a licensed health care services agency (an "LHCSA"). Control of an


                                                           -6-
entity is presumed to exist if any person owns, controls or holds the power to vote 10% or more of the voting securities of such entity. A person seeking approval as a controlling person of an operator of a LHCSA must file an application for NYPHC approval within 30 days of becoming a controlling person, and pending a decision by the NYPHC, such person may not exercise control over the LHCSA. The Company has 15 offices in New York State which are LHCSAs. Such offices accounted for approximately 12% of the Company's revenues in fiscal 1998. If any person should become the owner or holder, or acquire control, of the right to vote 10% or more of the Common Stock of the Company, such person could not exercise control of the Company's LHCSAs until such ownership, control or holding has been approved by the NYPHC.

                    The Company's home health care revenues generated from Medicare, Medicaid and other local government programs were $376 million, $361 million and $315 million in fiscal 1998, 1997 and 1996, respectively.

ATC Supplemental Staffing

                    The Company's supplemental staffing operations provide clients with registered nurses, licensed practical nurses, medical technicians and other personnel. Health care institutions use supplemental staffing to cover for peak periods, vacations, emergencies and permanent positions for which they have openings.

                    The majority of the Company's supplemental staffing services are provided through ATC Healthcare Services, Inc.
("ATC"), a wholly-owned subsidiary, with 46 offices in 19 states of which five are owned and operated by the Company and 41 are operated by 35 franchisees. The ATC supplemental staffing service revenues were $67.3 million, $42.4 million and $30.5 million in fiscal 1998, 1997 and 1996, respectively. Fiscal 1998 and 1997 ATC revenues included $17.5 million and $8.5 million, respectively, resulting from the acquisition in September 1996 of a provider in the metropolitan New York area. Additionally, fiscal 1998 ATC revenues included $4.5 million resulting from the acquisition in September 1997 of Nursing Management Services (USA), Inc. ("NMS"), an affiliate of an U.K. based company. NMS provides nursing professionals for long-term assignments away from the professional's permanent domicile, often referred to as "travel nurses."

                    Local offices are generally familiar with the operations, procedures and policies of the institutions in their service areas and use this knowledge in providing the training and orientation to their personnel. Accordingly, the supplemental staffing personnel provided are able to assume responsibility quickly and work effectively with permanent staff members.

                    The ATC division operates its own information systems network (including payroll, billing and other administrative functions) for its operations which connects its field offices with its corporate headquarters in Atlanta, GA. Generally, bills are

                                                           -7-
rendered, payroll is processed and collections are received at the Atlanta headquarters or at its own designated lock-boxes. ATC requires limited resources from the Company's Lake Success, NY corporate headquarters.

                    ATC Supplemental staffing operations accounted for approximately 13%, 9% and 7% of total Company service revenues in fiscal 1998, 1997 and 1996, respectively.

Franchise Program

                    The Company utilizes an unique form of franchising whereby it licenses independent companies or contractors to represent the Company within a designated territory using the Company's trade names and service marks. The Company owns all necessary health care related permits and licenses and, where required, CON's for operation of franchise offices. All direct service employees are employed by the Company. These franchisees (licensees) recruit direct service personnel, solicit orders and assign Company personnel including registered nurses, therapists and home health aides to service the Company's clients. The
Company pays and distributes the payroll for the direct service personnel, administers all payroll withholdings and payments, bills the customers and receives and processes the accounts receivable.
The franchisees are responsible for providing an office and paying related expenses for administration including rent, utilities and costs for administrative personnel. All revenues and related direct costs are included in the Company's consolidated service revenues and operating costs.

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

                    The Company pays a distribution or commission to its domestic U.S. franchisees based upon a defined formula of gross profit generated. Generally, the Company pays the franchisee 60% of the gross profit attributable to the non-Medicare operations of the franchise. The payment to the Company's franchisees related to Medicare operations is adjusted for cost limitations and reimbursement of allowable Medicare costs. For fiscal 1998, 1997 and 1996, total franchisee distributions of approximately
$93million, $89 million and $75 million, respectively, were included in the Company's general and administrative expenses.

                    The Company is subject to Federal and certain state laws that govern the offer and sale of franchises. The Company is also

                                                           -8-
subject to a number of state laws that regulate certain substantive aspects of the franchisor-franchisee relationship. If the Company fails to comply with the franchise laws, rules and regulations of a particular state relating to offers and sales of franchises, the Company will be unable to engage in offering or selling franchises in or from such state. To offer and sell franchises, the Company is required by the Federal Trade Commission to furnish to prospective franchisees a current franchise offering disclosure document. The Company has used a Uniform Franchise Offering Circular ("UFOC") to satisfy this disclosure obligation. In addition, in certain states the Company is required to register or file its UFOC with such states and to provide prescribed disclosures. As of February 28, 1998, the Company was permitted to offer home health care franchises in 39 states and ATC supplemental staffing franchises in 45 states.

                    The Company is required to update its UFOC annually or upon the occurrence of certain material events. The occurrence of any such material events may from time to time require the Company to stop offering and selling franchises until the document is so updated.

                    The Company has implemented its franchise program to permit it to quickly penetrate new markets and realize economies of scale. The program also enables the Company to maintain stable local management by reducing personnel turnover.

                    The Company has an international franchise program using the Staff Builders name and service marks. In October 1997, the Company signed a Master License Agreement with Japan Welfare
Service Corporation ("JWS"), a home health care company based in Tokyo, Japan. Under this agreement, the Company granted rights to develop home health care agencies throughout Japan using Staff
Builders' home health expertise and franchise model. The Company has received $1.2 million in a master license fee of which $502,000 was included in the Company's fiscal 1998 sales of franchises and fees, net. The Company will receive royalty payments based upon JWS' service revenues during the 20 year term of this agreement.
Additionally, the Company has separate master franchise licenses in Spain and Indonesia.

                    Of the Company's 244 field offices, 204 were operated by 78 franchisees pursuant to the terms of a franchise agreement with the Company. The locations operated by franchisees contributed approximately $446 million, $398 million and $334 million, or approximately 86%, 83% and 82% of the Company's service revenues in fiscal 1998, 1997 and 1996, respectively.

Recruiting and Training

                    The Company and its franchisees recruit home health care and supplemental staffing personnel principally through referrals from other personnel, newspaper advertisements and direct mail solicitations to nursing, paramedical and other recruiting sources.
A large percentage of these personnel are employed only when

                                                           -9-
needed, and are paid for the actual number of hours worked or visits made.

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

                    In addition to health care and supplemental staffing personnel recruited and trained by the Company, the Company contracts with third parties to meet its personnel requirements.
These contracted personnel must meet the same qualifications required of Company personnel.

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

Competition

                    Although there are national home health care and supplemental staffing companies, the industry is highly fragmented and competitors are often localized in particular geographical markets. In general, there has been a trend toward consolidation in the health care industry which is expected to continue, especially in light of the Federal Medicare program's reductions in cost limits and establishment of per beneficiary limits. The
Company expects that it will continue to compete with the national organizations as well as local providers including home health care providers owned or otherwise controlled by hospitals. Some of the entities with which the Company competes have substantially greater resources. In addition, the Company's operations depend, to a significant degree, on its ability to recruit qualified health care and supplemental staffing personnel and the Company faces competition from other companies in recruiting. Generally, there is a shortage of qualified health care personnel and, as a result, the Company, from time to time, has experienced difficulties in obtaining personnel to meet demands for services.
                                                          -10-
                    The Company believes that prompt service, price, quality and range of services offered are the principal competitive factors which enable it to compete effectively. The Company believes that its rate structure is competitive with others in the industry.
During fiscal 1998, no single client or group contract accounted for ten percent or more of the consolidated revenues.

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

Personnel and Employees

                    The Company has approximately 42,000 individuals who render home health care and medical staffing services and, at February 28, 1998, the Company employed approximately 2,850 full-time administrative and management personnel.

                    The Company screens caregivers to ensure that they meet all licensing requirements and the Company's eligibility standards.
This screening process includes skills testing, reference checking, professional license verification, personal interviews and a physical examination. In addition, new employees receive an orientation on the Company's policies and procedures prior to their initial assignment. The Company is not a party to any collective bargaining agreement and considers its relationship with its employees to be satisfactory.

                    Approximately 2,450 of the Company's administrative employees were located at the Company's branch offices, 380 were located at its corporate headquarters in Lake Success, NY, and 24 were located at its medical staffing division headquarters in Atlanta, Georgia. The decrease of approximately 400 administrative personnel to 2,850 at February 28, 1998 from 3,250 at February 28,
1997 is primarily due to the Company's preparatory steps taken in the fourth quarter of fiscal 1998 related to IPS as well as the closing of approximately 30 locations during fiscal 1998.


                                                          -11-
ITEM 2.             PROPERTIES

                    The Company's corporate headquarters consists of approximately 64,000 square feet of leased office space and 5,000 square feet of storage space in Lake Success, New York. The lease for the corporate headquarters expires on September 30, 2003 and provides for current annual rent of approximately $1.4 million, which increases annually by three percent.

                    The Company maintains its supplemental staffing division headquarters in Atlanta, Georgia. The lease for approximately
9,500 square feet of office space expires on May 31, 2000 and provides for a current annual rent of approximately $126,000.
Approximately 6,000 square feet of the office space is sublet to a subtenant unaffiliated with the Company at an annual rental of approximately $70,000 with annual increases of 4.5 percent.

                    The Company believes that its headquarters office space is sufficient for its immediate needs and that it will be able to obtain additional space as needed in the future.

                    The Company leases substantially all of its branch office locations from landlords unaffiliated with the Company or any of its executive officers or directors. Most of these leases are for a specified term, although several of them are month-to-month leases. As of February 28, 1998, there were 228 offices including 40 operated by the Company and 188 operated by 78 franchisees; 8 of these franchise offices sublease the office space from the Company and the remaining franchise offices are owned by franchisees or are leased by the franchisee from third-party landlords. The Company believes that it will be able to renew or find adequate replacement offices for all leases which are scheduled to expire in the next twelve months at comparable costs.

ITEM 3.             LEGAL PROCEEDINGS

                    On September 20, 1995, the United States Attorney for the Eastern District of Pennsylvania alleged that (i) between 1987 and 1989, a corporation, substantially all assets and liabilities of which were acquired by a subsidiary of the Company in 1993, submitted false claims to Medicare totaling approximately $1.5 million and (ii) officers and employees of that corporation submitted false statements in support of such claims, and made a pre-complaint civil settlement demand of approximately $4.5 million. The alleged false claims and false statements were made before the Company acquired that corporation in 1993. There have been significant discussions with the office of the United States
Attorney which the Company believes are likely to lead to an arbitration within specified parameters.

                    The Company is a defendant in several civil actions which are routine and incidental to its business. The Company purchases insurance in such amounts which management believes to be reasonable and prudent.

                    Although the Company cannot estimate the ultimate cost of its open legal matters with precision, it has an accrued loss

                                                          -12-

contingency at February 28, 1998 for the aggregate, estimated amount to settle such matters. This accrual, totalling approximately $1.2 million, was included in the Company's non-recurring charge recorded in the fourth quarter of fiscal 1998 under restructuring costs. In the opinion of management, the outcome of pending litigation will not have a material adverse effect on the Company's consolidated financial condition, liquidity or results of operations.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

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

                                          High          Low
Fiscal Year Ended February 28, 1997
1st quarter ended May 31, 1996           $ 3.94       $ 2.50
2nd quarter ended August 31, 1996          4.50         2.88
3rd quarter ended November 30, 1996        3.63         2.25
4th quarter ended February 28, 1997        3.13         2.19

Fiscal Year Ended February 28, 1998
1st quarter ended May 31, 1997           $ 2.94       $ 1.81
2nd quarter ended August 31, 1997          2.84         1.94
3rd quarter ended November 30, 1997        2.81         2.16
4th quarter ended February 28, 1998        2.75         1.53

                  There is no established public trading market for the Company's Class B Common Stock, which has ten votes per share and upon transfer is convertible automatically into one share of Class
A Common Stock, which has one vote per share.

(B)               Holders

                  As of May 21, 1998, there were approximately 280 holders of record of Class A Common Stock (including brokerage firms holding stock in "street name" and other nominees) and 465 holders of record of Class B Common Stock.


                                                          -13-




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

ITEM 6.

SELECTED FINANCIAL DATA (in thousands, except per share data)

                                                                         Years Ended
                                                   February    February    February    February    February
                                                   28, 1998    28, 1997    29, 1996    28, 1995    28, 1994
CONSOLIDATED OPERATIONS DATA:
Revenues                                           $519,704    $480,355    $410,160    $325,111    $246,082
Costs and expenses:
  Operating costs                                   332,739     301,508     256,719     201,365     152,824
  General and administrative expenses               176,783     170,290     146,382     113,893      86,082
  Amortization of intangible assets                   2,807       2,623       1,823       1,237         884
  Interest expense                                    3,600       1,601         948       1,237       2,189
  Interest income                                    (1,358)       (896)       (976)       (796)       (605)
  Other (income) expense, net                          (818)     (1,487)      1,791         (22)         36
  Restructuring costs                                33,447         -           -           -           -
    Total costs and expenses                        547,200     473,639     406,687     316,914     241,410
Income (loss)
  before income taxes                               (27,496)      6,716       3,473       8,197       4,672
Provision (benefit) for income taxes                 (5,864)      2,955       1,459       3,462       1,308
Net income (loss)                                  $(21,632)   $  3,761    $  2,014    $  4,735    $  3,364

Income (loss) applicable to
  common stockholders                              $(21,632)   $  3,761    $  2,014    $  4,735    $  3,954

Income (loss) per common share:
  Basic                                            $   (.90)   $    .16    $    .09    $    .21    $    .24
  Diluted                                          $   (.90)   $    .15    $    .08    $    .20    $    .23

Cash dividends per common share                    $    -      $    -      $    -      $    -      $    -

Weighted average common shares
  outstanding:
  Basic                                              23,939      23,668      23,598      22,389      16,412
  Diluted                                            23,939      24,577      25,504      24,053      17,504

CONSOLIDATED BALANCE SHEET DATA:

Total assets                                       $150,401    $156,172    $120,527    $103,486    $ 87,310

Working capital                                      14,312      27,245      12,007      22,038      26,855

Current portion of long-term debt                     8,596       5,071       1,655       1,208         827

Long-term debt and other liabilities                 40,293      37,998       9,611       9,186      14,021

Total liabilities                                   112,032      96,706      65,217      51,135      48,035

Stockholders' equity                                 38,369      59,466      55,310      52,351      40,976



SUPPLEMENTAL DISCLOSURE:
The following information is provided to disclose net income and income per common share before restructuring costs:

Net income before
  restructuring costs                              $  3,274    $  3,761    $  2,014    $  4,735    $  3,364

Income per common
  share before restructuring costs                 $    .14    $    .16    $    .09    $    .21    $    .24

<F1>



Certain prior period amounts have been reclassified to conform with the fiscal 1998 presentation.

                                                                   -15-

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


Results of Operations

Years Ended February 28, 1998 ("Fiscal 1998"), February 28, 1997
("Fiscal 1997") and February 29, 1996 ("Fiscal 1996")


                   Revenues. Total revenues increased by $39.3 million or 8.2% to $519.7 million in fiscal 1998 from $480.4 million in fiscal
1997. The increase included $24.9 million in revenues generated by the Company's ATC supplemental staffing division to $67.3 million in fiscal 1998 from $42.4 million in fiscal 1997. The increase in ATC revenues included $9.0 million resulting from the September
1996 acquisition of a provider in the metropolitan New York area which generated revenues of $17.5 million and $8.5 million in fiscal 1998 and fiscal 1997, respectively. Additionally, the increase in ATC revenues included $4.5 million resulting from the September 1997 acquisition of a provider of nursing services whereby nursing professionals render services in long-term assignments, away from the professional's permanent domicile, often referred to as "travel nurses." The Company's health care revenues increased by $14.5 million or 3.3% to $451.1 million in fiscal 1998 from $436.6 million in fiscal 1997. This increase included $28.4 million primarily due to acquisitions made during fiscal 1997 which are included in the full fiscal 1998 period offset by a decrease in revenues of $13.9 million resulting from the closing or sale of approximately 30 locations during fiscal 1998. Included in the Company's fiscal 1998 revenues under sales of franchises and fees, net, is $502 thousand for license fees earned in connection with a master license agreement with a home health care company based in Tokyo, Japan. Under the agreement, the Company granted rights to develop home health care agencies throughout Japan using Staff
Builders' home health expertise and franchise model.

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

                                                          -16-
         The increase in Medicare and Medicaid revenues during the three years ended February 28, 1998 results from the Company's continued response to increasing market demand for patient care due to demographic trends and the progressive movement of care from institutions to patients' homes. In order to be certified by the Health Care Finance Administration as a home health agency which may participate in the Medicare program, among other things, a location must satisfy certain operational standards with respect to the number and qualifications of personnel, service levels and related supervision as well as meet certain financial standards with respect to the preparation of annual budgets and capital expenditure plans.

         The Company's service revenues consist of the following:
                                         ($ in millions)
                                           Years Ended
                                  February   February   February
                                  28, 1998   28, 1997   29, 1996

Home health care and other          $451       $437       $379

ATC supplemental staffing             67         42         30
Total service revenues              $518       $479       $409


         The Company receives payment for its home health care services from several sources. The following are the Company's home health care service revenues by payment source:

                                           Years Ended
                                 February   February   February
                                 28, 1998   28, 1997   29, 1996

Medicare                           60.1%      61.0%      62.3%
Medicaid and other local
 government programs               23.1       21.7       21.0
Insurance and individuals          15.1       15.4       14.5
Other                               1.7        1.9        2.2
Total                             100.0%     100.0%     100.0%

         The change in revenue mix reflects the majority of the Company's revenue increase from its ATC supplemental staffing division in fiscal 1998, while the growth of its home health care operations was slower than in prior years. The reduced rate of growth in home health care primarily resulted from the effect of more restrictive payments made for home health care by insurance carriers and managed care organizations.

         The service revenues attributable to franchise offices increased to 86% in fiscal 1998 from 83% in fiscal 1997 and from 82% in fiscal 1996. The increase in revenues attributable to franchise offices was due to the increase in the number of locations operated by franchisees from 126 locations operated by 70 franchisees as of March 1, 1995 to 188 locations operated by 78

                                                          -17-

franchisees as of February 28, 1998. The Company has expanded its operations in additional markets primarily through the recruitment of new franchisees. These increases include the growth of the Company's supplemental staffing franchises from 26 offices of which seven were franchises at March 1, 1995 to 46 offices of which 42 were franchises at February 28, 1998.

                   Operating Costs. Operating costs were 64.2%, 62.9% and 62.8% of service revenues in fiscal 1998, 1997 and 1996, respectively. Operating costs represent the direct costs of providing services to patients or clients, including wages, payroll taxes, travel costs, insurance costs, medical supplies and the cost of contracted services. The increase in operating costs as a percentage of service revenues has increased primarily due to the increase in ATC supplemental staffing revenues which have higher direct operating costs as a percentage of service revenues as compared to home health care revenues.

                   The payroll fringe costs, consisting primarily of payroll taxes and workers compensation insurance, represents 16.0%, 15.9% and 14.6% of direct service wages in fiscal 1998, 1997 and 1996, respectively.

                   The cost of contracted services represents 6.6%, 6.5% and 8.1% of service revenues in fiscal 1998, 1997 and 1996, respectively.

                   The revenues, operating costs and resultant gross margins generated by the Company's franchise and Company-owned locations are as follows:
                                             ($ in millions)
                                               Years Ended
                                      February  February  February
                                      28, 1998  28, 1997  29, 1996

Total revenues - Franchise              $446      $398      $334
Total revenues - Company-Owned            74        82        76
Total revenues                          $520      $480      $410

Operating costs - Franchise             $285      $248      $207
Operating costs - Company-Owned           48        54        50
Operating costs                         $333      $302      $257

Gross margin - Franchise                $161      $150      $127
Gross margin - Company-Owned              26        28        26
Gross margin                            $187      $178      $153

                   The gross margin percentages generated by Company-owned locations are lower than those for franchise locations primarily as a result of a proportionately higher volume of home health care services which have lower gross margin percentages.

                   General and Administrative Expenses. General and administrative expenses increased by $6.5 million or 3.8% in fiscal 1998 to $176.8 million as compared to $170.3 million in fiscal 1997 and increased by $23.9 million or 16.3% in fiscal 1997 as compared to $146.4 million in fiscal 1996.

                   These costs expressed as a percentage of service revenues were 34.1%, 35.5% and 35.8% in fiscal 1998, 1997 and 1996, respectively. The increase in general and administrative expenses in fiscal 1998 was primarily due to the increase in ATC supplemental staffing expenses of approximately $3.7 million and an increase in corporate and regional home health care expenses of approximately $2.4 million. The increase in the ATC supplemental staffing expenses is due to the expansion of that division. The increase in ATC general and administrative expenses include approximately $900 thousand resulting from the September 1996 acquisition of a provider in the metropolitan New York area and approximately $500 thousand resulting from the September 1997 acquisition of a provider of travel nurse services. The increase in corporate and regional expenses of $2.4 million, or 6.2% over the prior year, is due to increased support for expansion of the Company's home health care services, primarily resulting from acquisitions made in fiscal 1997 which were included in the full fiscal 1998 period.

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

                   Amortization of Intangible Assets. Amortization of intangible assets was approximately $2.8 million in fiscal 1998 as compared to $2.6 million in fiscal 1997 and $1.8 million in fiscal 1996. The increases are primarily due to acquisitions made in those periods.

                   Interest Expense. Interest expense was approximately $3.6 million in fiscal 1998 as compared to $1.6 million in fiscal
1997 and $900 thousand in fiscal 1996. The increase in interest expense in fiscal 1998 over fiscal 1997 was primarily due to an increase in the level of borrowings under the Company's revolving line of credit and under its acquisition line. On October 30, 1997, the Company borrowed $12.6 million under the acquisition line to purchase an additional 60.9% of the outstanding common stock of Chelsea Computer Consultants, Inc. ("Chelsea"), a provider of information technology services to clients in the financial services, communications, manufacturing and other industries.
Together with the 20.9% of the common stock of Chelsea purchased for $2.1 million in September 1996, the Company owns 81.8% of the outstanding common stock of Chelsea.

          The increase in interest expense in fiscal 1997 over fiscal 1996 was primarily due to an increase in the level of borrowings under the Company's revolving line of credit and increases in the amount of capital leases and other interest bearing debt.

                   Interest Income. Interest income includes interest on franchise notes receivable of $481 thousand, $527 thousand and $788 thousand in fiscal 1998, 1997 and 1996, respectively. Interest earned on franchise notes receivable is generally at the prime rate plus three percent. Additionally, the Company earned interest from funds on deposit for workers compensation premiums of $564 thousand and $243 thousand in fiscal 1998 and 1997, respectively.

                   Other (Income) Expense, Net. Other (income) expense, net in fiscal 1998 includes income from the Company's investment in Chelsea of $326 thousand and gain on the sale of several offices of $313 thousand. Fiscal 1997 income includes approximately $1.2 million resulting from the sale of a Company division. Fiscal 1996 expense included approximately $1.6 million to provide for the costs to close two divisions, $358 thousand in costs associated with the Company's recapitalization and $165 thousand for settlement of litigation.

                   Restructuring Costs. In the fourth quarter of fiscal 1998, the Company recorded a pre-tax non-recurring charge of $33.4 million. This accounting charge included a $24.5 million write-off of goodwill and intangible assets and $8.9 million of other restructuring costs. See Note 2 to the consolidated financial statements, "Reimbursement Reductions and Related Restructuring."

                   Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes reflects an effective rate of 21%, 44% and 42% in fiscal 1998, 1997 and 1996, respectively. The (benefit) for income taxes in fiscal 1998 results from the non-recurring charge for restructuring costs. Excluding the effect of this charge, the effective rate was 45% in fiscal 1998.

                   Net Income (Loss). Net (loss) for fiscal 1998 was $(21.6) million, or $(.90) per share, compared to net income in fiscal 1997 of $3.76 million, or $.16 per share, and net income of $2.01 million, or $.09 per share, in fiscal 1996. Before the non-recurring charge for restructuring costs, the net income in fiscal 1998 was $3.27 million, or $.14 per share.



                                                          -20-


Liquidity and Capital Resources

                   The Company has a secured credit facility which consists of a revolving line of credit, an acquisition line of credit and a standby letter of credit facility, under which it can borrow up to an aggregate amount of $50 million. The secured credit facility expires on July 31, 2000. The Company is permitted to borrow up to 75% of eligible receivables up to the maximum amount of the credit facility less amounts outstanding under the acquisition line of credit and any outstanding letters of credit. Eligible receivables are defined principally as trade accounts receivable which have been outstanding for less than 120 days. Long-term and short-term liquidity will be enhanced to the extent that the accounts receivable on which the Company is not permitted to borrow are reduced and by shortening the amount of time that its accounts receivable are outstanding. As of February 28, 1998, the acquisition line of credit provided for borrowings up to $15 million without collateral to finance acquisitions, provided that the sum of all borrowings do not exceed $50 million.

          Subsequent to February 28, 1998, an amendment was made to the credit facility which increased the maximum available amount of the acquisition line of credit from $15 millon to $25 million and expanded the purpose to include stock repurchases in amounts up to $10 million. From March 6 to May 21, 1998, the Company purchased and retired a total of 897,400 shares of its common stock at a cost of $1.85 million. No repurchases were made in fiscal 1998. During fiscal 1997 and 1996, the Company purchased and retired a total of 541,000 shares of its common stock at a cost of $1.4 million.

          At February 28, 1998, the Company had $17.6 million outstanding under the revolving line of credit and $11.8 million outstanding under the acquisition line of credit. The acquisition line of credit is being repaid in 48 monthly installments of $263 thousand which began on December 1, 1997. The average daily balance outstanding under the revolving line of credit was approximately $19.1 million, $6.3 million, and $1.4 million in fiscal 1998, 1997 and 1996, respectively. The increase in average daily borrowings in fiscal 1998 over fiscal 1997 was primarily due to the increase in the average amount of accounts receivable outstanding during fiscal 1998 over the prior year.

                   At February 28, 1998 and 1997, the amounts available for borrowing under the credit facility were $18.6 million and $31.4 million, respectively. The decrease in availability is due to the $11.8 million outstanding under the acquisition line of credit at February 28, 1998. No amounts were outstanding under the acquisition line of credit as of February 28, 1997 or for any time prior thereto.

                   Trade accounts receivable at the end of fiscal 1998, 1997, and 1996 were outstanding for an average of approximately 58, 57 and 48 days, respectively. As of February 28, 1998, the Company has 70 offices which participate in Medicare's periodic interim


                                                          -21-
payments ("PIP") program. Under PIP, the Company receives regular bi-weekly payments based on past Medicare activity of participating offices, which are adjusted quarterly for actual volume. As presently amended by the Balanced Budget Act of 1997, the PIP program will terminate for home health care providers effective for fiscal years beginning on or after October 1, 1999.

                   The Company funds the operating costs for all Company owned and franchise locations as well as all regional and corporate general and administrative expenses. Operating costs primarily consist of direct service salaries paid on a weekly cycle. Each franchisee funds its own general and administrative expenses. The
Company pays a distribution or commission to its franchisees, based upon a percentage of gross profit generated by the franchise, within 25 to 45 days after each month-end. Some of the administrative personnel for franchise locations are obtained contractually from the Company for which the related cost is deducted from monthly distributions or commissions paid.

                   The Company has several agreements under which it leases computer and other capital equipment through September 2002. The net carrying value of the assets under these leases was approximately $7.1 million at February 28, 1998 and 1997.

                   At February 28, 1998, the Company's debt obligations due within the next twelve months were approximately $8.6 million.

                   There are various proposals under development to enact health care reform on a national, state and local level. It is not possible currently to predict the cash flow impact, if any, which any such changes may have on the Company.

                   The Company expects that its existing working capital, cash from operations and its credit facilities will be sufficient to meet its needs for at least the next twelve months.

Impact of Year 2000 Computer Issue

                   The year 2000 issue is the result of computer programs which were written using two digits rather than four to define the applicable year. The Company is currently taking steps to adapt its computer systems to accommodate the year 2000 issue. The
Company is utilizing both internal and external resources to reprogram or replace its computer software for year 2000 modifications. The Company anticipates that modifications to existing software and investments being made in new software will provide compliance with the requirements to handle the year 2000 issue with no significant operational concerns. However, there is no guarantee that the Company's expected results will be achieved and actual results could differ materially from those expected results. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area. System maintenance and modification costs to existing software will be expensed as incurred. The costs associated with externally developed computer software that is year 2000 compliant will be capitalized and amortized over the software's estimated useful life. The costs to modify and replace existing software cannot be reasonably determined at this time.

                                                          -22-
Effect of Inflation

                   The rate of inflation was immaterial during the 1998 fiscal year. In the past, the effects of inflation on salaries and operating expenses have been offset by the Company's ability to increase its charges for services rendered. The Company anticipates that it will be able to continue to do so in the future, subject to applicable restrictions with respect to services provided to clients eligible for Medicare and Medicaid reimbursement. The Company continually reviews its costs in relation to the pricing of its services.

Recently Issued Accounting Standards

          In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which requires that changes in comprehensive income be shown in financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 becomes effective for fiscal years beginning after December 15, 1997. Management has not yet evaluated the effects of this change on the Company's financial statement disclosures.

          In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), which establishes standards for reporting information about operating segments. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 becomes effective for fiscal years beginning after December 15, 1997. Management has not yet evaluated the effect of this change on the Company's financial statement disclosures.

          In April 1998, the FASB adopted Statement of Position No. 128, "Reporting on the Costs of Start-Up Activities" ("SOP No. 128") which requires that costs previously capitalized as start-up costs will be expensed as incurred. SOP No. 128 becomes effective for fiscal years beginning after December 15, 1998, with earlier application encouraged. Management does not expect the adoption of SOP No. 128 to have a material effect on the Company's consolidated financial statements.

Forward Looking Statements

                   Certain statements in this report on Form 10-K constitute "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995. These statements are typically identified by their inclusion of phrases such as "the
Company anticipates", "the Company believes" and other phrases of similar meaning. These forward looking statements are based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The potential risks and uncertainties which could cause actual results to differ materially from the Company's expectations include the impact of further changes in the Medicare

                                                          -23-
reimbursement system, including any changes to the current interim payment system and/or the ultimate implementation of a prospective payment system; government regulation; health care reform; pricing pressures from third-party payors, including managed care organizations; retroactive Medicare audit adjustments; and changes in laws and interpretations of laws or regulations relating to the health care industry.

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

THIRD-PARTY REIMBURSEMENT AND MANAGED CARE. Because the Company is reimbursed for its services primarily by the Medicare/Medicaid programs, insurance companies, managed care companies and other third-party payors, the implementation of alternative payment methodologies for any of these payors could have an impact on revenues and profit margins. Generally, managed care companies have sought to contain costs by reducing payments to providers. Continued cost reduction efforts by managed care companies could adversely affect the Company's results of operations.

HEALTH CARE REFORM. In August 1997, Congress enacted and President Clinton signed into law the Balanced Budget Act of 1997 ("BBA"), resulting in significant changes to cost based reimbursement for Medicare home health care providers. Although the new legislation enacted by Congress retains a cost based reimbursement system, the cost limits have been reduced for fiscal years which began on or after October 1, 1997 and a new per-beneficiary limit is effective for fiscal years which began after such date. The BBA provides two payment systems -- an interim payment system ("IPS") which is effective for the Company beginning March 1, 1998 until the adoption of the successor payment system which is a new prospective payment system scheduled to be effective for fiscal years beginning on or after October 1, 1999. The effect of the changes under IPS is to reduce the limits for the amount of costs that are reimbursable to home health care providers under the Medicare program. The Company anticipates a possible decrease in aggregate net revenues during the course of the next fiscal year due principally to reductions in the limits for the amount of costs that are reimbursable in connection with the provision of Medicare services. The Company cannot quantify the full effect of IPS on the Company's future performance because certain components of health care reform legislation, such as the per-beneficiary limit, require annual data which will not be known until a final assessment by Medicare and/or its fiscal intermediary is completed for each annual period.



                                                          -24-

                   As Congress and state reimbursement entities assess alternative health care delivery systems and payment methodologies, the Company cannot predict which additional reforms may be adopted or what impact they may have on the Company. Additionally, uncertainties relating to the nature and outcomes of health care reforms have also generated numerous realignments, combinations and consolidations in the health care industry which may also have an adverse impact on the Company's business strategy and results of operations. The Company expects that in addition to industry consolidation generally, there may be consolidations within Staff Builders' company-owned and franchised locations, with the likely result that there will be fewer offices by the end of the next fiscal year.

BUSINESS CONDITIONS. The Company must continue to establish and maintain close working relationships with physicians and physician groups, managed care organizations, hospitals, clinics, nursing homes, social service agencies and other health care providers. There can be no assurance that the Company will continue to establish or maintain such relationships. The Company expects additional competition will develop in future periods given the increasing market demand for the type of services offered.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                          STAFF BUILDERS, INC. AND SUBSIDIARIES

                                                    TABLE OF CONTENTS



                                                                   Page

INDEPENDENT AUDITORS' REPORT                                       F-1


CONSOLIDATED FINANCIAL STATEMENTS:

  Consolidated Balance Sheets as of February 28, 1998
   and February 28, 1997                                           F-2

  Consolidated Statements of Operations
    for the Years ended February 28, 1998, February
    28, 1997 and February 29, 1996                                 F-3

  Consolidated Statements of Stockholders' Equity
    for the Years ended February 28, 1998, February
    28, 1997 and February 29, 1996                                 F-4

  Consolidated Statements of Cash Flows
    for the Years ended February 28, 1998, February
    28, 1997 and February 29, 1996                                 F-5

  Notes to Consolidated Financial Statements                       F-6

FINANCIAL STATEMENT SCHEDULE FOR THE YEARS ENDED
  FEBRUARY 28, 1998, FEBRUARY 28, 1997
  AND FEBRUARY 29, 1996

    II - Valuation and Qualifying Accounts                         F-23



All other schedules were omitted because they are not required, not applicable or the information is otherwise shown in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Staff Builders, Inc.:

We have audited the accompanying consolidated balance sheets of Staff Builders, Inc. and subsidiaries (the "Company") as of February 28, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 28, 1998. Our audits also included the financial statement schedule listed in the Table of Contents. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Staff Builders, Inc. and subsidiaries at February 28, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche, LLP

Jericho, New York
April 20, 1998

STAFF BUILDERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
                                                             February 28,
ASSETS                                                      1998      1997
CURRENT ASSETS:
  Cash and cash equivalents                                                                        $  1,931  $  2,006
  Accounts receivable, net of allowance
    for doubtful accounts of $3,600
    and $2,800, respectively                                                                         76,668    77,103
  Deferred income taxes                                                                               3,081     1,855
  Prepaid expenses and other current assets                 4,371     4,989
          Total current assets                                                                       86,051    85,953

FIXED ASSETS, net                                                                                    11,548    12,082
INTANGIBLE ASSETS, net                                                                               26,995    51,022
INVESTMENT IN UNCONSOLIDATED AFFILIATE                                                               15,125     2,125
OTHER ASSETS                                               10,682     4,990
TOTAL                                                    $150,401  $156,172

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                                 $ 17,039  $ 14,429
  Accrued expenses                                                                                   18,871    17,466
  Accrued payroll and payroll related expenses                                                       27,233    21,742
  Current portion of long-term debt                         8,596     5,071
          Total current liabilities                        71,739    58,708

LONG-TERM DEBT                                             36,293    35,449
OTHER LIABILITIES                                           4,000     2,549

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
  Common stock -                                                                                         -         -
    Class A Common Stock - $.01 par value;
    50,000,000 shares authorized; 23,009,247 and
    22,343,970 outstanding at February 28, 1998
    and February 28, 1997, respectively                                                                 230       223
    Class B Common Stock - $.01 par value;
    1,554,936 shares authorized; 1,056,356 and
    1,462,361 outstanding at February 28, 1998
    and February 28, 1997, respectively                                                                  10        15
  Preferred stock, 10,000 shares authorized;
    Class A - $1.00 par value; 666 2/3 shares
    outstanding at February 28, 1998 and
    February 28, 1997                                                                                     1         1
  Additional paid-in capital                                                                         73,692    73,159
  Accumulated deficit                                     (35,564)  (13,932)
          Total stockholders' equity                       38,369    59,466

  TOTAL                                                  $150,401  $156,172

<F1>
                                                See notes to consolidated financial statements

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
                                                                        Years Ended
                                                          February       February       February
                                                          28, 1998       28, 1997       29, 1996
REVENUES:

  Service revenues:
  Home health care                                        $451,098       $436,599       $378,419
  ATC supplemental staffing                                 67,331         42,430         30,454
  Total service revenues                                   518,429        479,029        408,873
  Sales of franchises and fees, net                          1,275          1,326          1,287

    Total revenues                                         519,704        480,355        410,160

COSTS AND EXPENSES:

  Operating costs                                          332,739        301,508        256,719
  General and administrative expenses                      176,783        170,290        146,382
  Amortization of intangible assets                          2,807          2,623          1,823
  Interest expense                                           3,600          1,601            948
  Interest income                                           (1,358)          (896)          (976)
  Other (income) expense, net                                 (818)        (1,487)         1,791
  Restructuring costs                                       33,447             -              -

    Total costs and expenses                               547,200        473,639        406,687

INCOME (LOSS) BEFORE INCOME TAXES                          (27,496)         6,716          3,473

PROVISION (BENEFIT) FOR INCOME TAXES                        (5,864)         2,955          1,459

NET INCOME (LOSS)                                         $(21,632)      $  3,761       $  2,014




EARNINGS (LOSS) PER COMMON SHARE:

  Basic                                                   $   (.90)      $    .16       $    .09

  Diluted                                                 $   (.90)      $    .15       $    .08

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING:

  Basic                                                      23,939        23,668         23,598

  Diluted                                                    23,939        24,577         25,504

<F1>


                                     See notes to consolidated financial statements

STAFF BUILDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
                                                                     Preferred  Additional
                                                    Common Stock       Stock     Paid-In   Accumulated
                                                  Shares     Amount   Class A    Capital     Deficit     Total
Balances, March 1, 1995                         22,937,049    $229      $1       $71,828    $(19,707)   $ 52,351

Additional common stock in
  connection with a 1987 acquisition                 1,360       -                                             -

Common stock issued - exercise of
  stock options, net of 683,054 shares
  used to pay for shares and
  withholding taxes, net of related
  tax benefits of $772                             437,681       4                    405                    409

Exercise of common stock warrants                  398,016       4                  1,126                  1,130

Common stock issued-employee
  stock purchase plan                              149,214       2                    429                    431

Purchase and retirement of common stock           (386,000)     (4)                (1,021)                (1,025)

Net Income                                                                                     2,014       2,014

Balances, February 29, 1996                     23,537,320     235        1        72,767    (17,693)     55,310

Additional common stock in
  connection with a 1987 acquisition                 4,870       -                                             -

Common stock issued-exercise of
  stock options, net of 15,232 shares
  used to pay for shares                            23,768       -                     29                     29

Exercise of common stock warrants                  160,680       2                    193                    195

Common stock issued-employee
  stock purchase plan                              234,693       2                    579                    581

Purchase and retirement of common stock           (155,000)     (1)                  (409)                  (410)

Net Income                                                                                     3,761       3,761

Balances, February 28, 1997                     23,806,331     238        1        73,159    (13,932)     59,466

Additional common stock in
 connection with a 1987 acquisition                    171       -                     -                      -

Exercise of stock options                            5,000       -                     11                     11

Common stock issued-employee
  stock purchase plan                              254,101       2                    522                    524

Net (Loss)                                                                                   (21,632)    (21,632)

Balances, February 28, 1998                     24,065,603    $240       $1       $73,692   $(35,564)   $ 38,369

<F1>


                                              See notes to consolidated financial statements

STAFF BUILDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                               Years Ended
                                                                  February      February      February
                                                                  28, 1998      28, 1997      29, 1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $(21,632)     $  3,761      $  2,014
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operations:
    Depreciation and amortization of fixed assets                    3,791         2,757         2,120
    Amortization of intangibles and other assets                     2,807         2,623         1,823
    Write-off of investments and other deferred charges              1,198            -             -
    Write-off of goodwill and intangible assets                     24,540            -             -
    Earnings of unconsolidated affiliate                              (326)           -             -
    Increase (decrease) in other long term liabilities                 424          (758)          477
    Allowance for doubtful accounts                                    800           600           450
    Deferred income taxes                                           (6,838)          548        (1,013)
    Gain on sale of assets                                            (290)       (1,247)           -
  Change in operating assets and liabilities:
    Accounts receivable                                             (1,019)      (23,443)        3,993
    Prepaid expenses and other current assets                          455        (1,193)       (1,447)
    Accounts payable                                                 2,611         4,977        (1,139)
    Accrued expenses                                                 6,703        (6,587)       13,889
    Income taxes payable                                                -             62        (1,098)
    Other assets                                                       226        (1,529)          (10)
    Net cash provided by (used in)
     operating activities                                           13,450       (19,429)       20,059

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                                (3,724)       (8,202)       (7,981)
  Investment in unconsolidated affiliate                           (12,732)       (2,125)           -
  Purchase of fixed assets                                          (1,023)       (2,334)       (1,127)
  Proceeds from disposal of assets                                     855           775            14
    Net cash used in investing activities                          (16,624)      (11,886)       (9,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Employee Stock Purchase Plan                           524           581           431
  Proceeds from exercise of stock options                               11            29           409
  Proceeds from exercise of warrants                                    -            195         1,130
  Purchase and retirement of common stock                               -           (410)       (1,025)
  Increase (decrease) in borrowings
   under revolving line of credit                                   (3,978)       21,565        (6,461)
  Proceeds from acquisition line of credit                          12,625            -             -
  Proceeds from other note payable                                      -          5,727            -
  Payment of notes payable and other
   long-term liabilities                                            (6,083)       (3,076)       (1,247)
    Net cash provided by (used in) financing
     activities                                                      3,099        24,611        (6,763)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (75)       (6,704)        4,202

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       2,006         8,710         4,508

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  1,931      $  2,006      $  8,710

SUPPLEMENTAL DATA:
  Cash paid for:

    Interest                                                      $  3,343      $  1,081      $    806

    Income taxes, net                                             $  2,344      $  1,867      $  3,485

Fixed assets purchased through
  capital lease agreements                                        $  2,351      $  4,770      $  2,425

<F1>


                               See notes to consolidated financial statements

STAFF BUILDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 28, 1998 ("Fiscal 1998"), FEBRUARY 28, 1997
("Fiscal 1997") AND FEBRUARY 29, 1996 ("Fiscal 1996")
(Dollars in Thousands, Except Where Indicated Otherwise and, for Per Share Amounts)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                   Nature of Business

                   Staff Builders, Inc. ("Staff Builders" or the "Company") is a national provider of home health care personnel and supplemental staffing to health care institutions.

                   Principles of Consolidation

                   The accompanying consolidated financial statements include the accounts of Staff Builders and its wholly-owned subsidiaries. The Company maintains its records on a fiscal year ending the last day in February. All material intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform with the fiscal 1998 presentation.

                   A majority of the Company's service revenues are derived under an unique form of franchising where it licenses independent companies or contractors to represent the Company within a designated territory using the Company's trade names and service marks. These franchisees recruit direct service personnel and solicit orders and assign Company personnel including registered nurses, therapists and home health aides to service the Company's clients. The Company pays and distributes the payroll for the direct service personnel who are all employees of the Company, administers all payroll withholdings and payments, bills the customers and receives and processes the accounts receivable. The franchisees are responsible for providing an office and paying related expenses for administration including rent, utilities and costs for administrative personnel.

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

                   For fiscal 1998, 1997 and 1996, total franchisee distributions or commissions of approximately $92.9 million, $88.6
                                                             F-6
million and $75.4 million, respectively, were included in the Company's general and administrative expenses.

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

                   Goodwill and Intangible Assets

                   The excess of the purchase price and related acquisition costs over the fair market value of the net assets of the businesses acquired is amortized on a straight-line basis over periods ranging from five to forty years. Intangible assets include customer lists, which are being amortized over five years on a straight-line basis.

                   In fiscal 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."
This Statement requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In the fourth quarter of fiscal 1998, the Company wrote off $24.5 million of goodwill and intangible assets. This amount primarily resulted from the Company's assessment of the adverse change in health care reform (See Note 2).

                   The accumulated amortization as of February 28, 1998 and February 28, 1997, was $10,413 and $9,126, respectively.
Additionally, during fiscal 1998 and 1997, the Company wrote off
$1,206 and $659 of fully amortized intangible assets, respectively.

                   Revenue Recognition

                   Revenues generated from the sales and licensing of franchises and initial franchise fees are recognized when the Company has performed substantially all of its obligations under its franchise

                                                             F-7

agreements and when collectibility of such amounts is reasonably assured. In circumstances where a reasonable basis does not exist for estimating collectibility of the proceeds of the sales of franchises and initial franchise fees, such proceeds are deferred and recognized as collections are made, utilizing the cost recovery method (see Note
3).

                   Medicare reimburses the Company for covered items and services at the lower of the Company's cost, as determined by Medicare, cost limits established by the Federal government, or the amount charged by the Company. Revenues generated from Medicare services are recorded when services are provided at an estimated reimbursement rate. Certain factors used to develop these rates are subject to review and adjustment by the appropriate governmental authorities and may result in additional amounts due to or due from the Company. Management reduces revenues by its estimate of the amount of net adjustments which should ultimately occur. Adjustments, if any, are recorded to these estimates in the period during which they arise. The Company reduced its Medicare revenues by $3 million in the third quarter of fiscal 1996 for which the related amount of the third party payor settlement liability is included in accrued expenses, due to a revision in the methodology used to allocate corporate overhead.

                   Income Taxes

                   Deferred income taxes result from timing differences between financial and income tax reporting which primarily include the deductibility of certain expenses in different periods for financial reporting and income tax purposes.

                   Earnings per Share

                   The Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share, effective with fiscal years ending after December 15, 1997. Earnings per share amounts for all periods have been restated to conform to the SFAS No. 128 requirements.

                   Fair Value of Financial Instruments

                   The carrying amount of cash and cash equivalents, franchise notes receivable, obligations under capital leases and notes payable and other liabilities related to acquisitions approximate fair value.


2.  REIMBURSEMENT REDUCTIONS AND RELATED RESTRUCTURING

                   In August 1997, Congress enacted and President Clinton signed into law the Balanced Budget Act of 1997 ("BBA"), resulting in significant changes to cost based reimbursement for Medicare home health care providers. Although the new legislation enacted by Congress presently retains a cost based reimbursement system, the cost


                                                             F-8

limits have been reduced for fiscal years which began on or after October 1, 1997 and a new per-beneficiary limit is effective for fiscal years which began after such date. The BBA provided for two payment systems -- an interim payment system ("IPS") which is effective for the Company from March 1, 1998 until the adoption of the successor payment system which is a new prospective payment system scheduled to be effective for fiscal years beginning on or after October 1, 1999. The effect of the changes under IPS is to reduce the limits for the amount of costs that are reimbursable to home health care providers under the Medicare program.

                   During the fourth quarter of fiscal 1998, management moved proactively to prepare the Company for the impact of IPS and for long-term growth. As a result, the Company implemented a corporate-wide restructuring and cost reduction program. These actions, together with the Company's assessment of the impact of health care reform legislation, resulted in a pre-tax non-recurring charge in the fourth quarter of fiscal 1998 of $33.4 million. This accounting charge included a $24.5 million write-off of goodwill and intangible assets and $8.9 million of other restructuring costs. The other restructuring costs included $1.0 million for employee severance arrangements and the closure, consolidation or reduction in the size of operating locations, $6.3 million for the write-down of certain home health care related investments and receivables, $1.2 million of litigation related costs and $0.4 million of other costs. The write-off of goodwill and intangible assets is required under SFAS No.
121.

3.   FRANCHISE OPERATIONS

                   Franchise notes receivable generally bear interest at the prevailing prime lending rate plus three percent and are generally payable over a term of ten years. The balance of these notes receivable at February 28, 1998 and February 28, 1997 amounted to
$1,734 and $1,953, net of deferred income reflected as a valuation reserve for financial reporting purposes of $4,387 and $5,600, respectively. The net balances of these notes at February 28, 1998 and February 28, 1997 include $306 and $302 in Prepaid Expenses and
Other Current Assets and $1,428 and $1,651 in Other Assets, respectively. During fiscal 1998, fiscal 1997 and fiscal 1996, $473, $444 and $526, respectively, of notes receivable previously not recognized into income were collected and included in revenues.

                   Sales of franchises and fees, net include $792, $827 and $761 of initial franchise fees for fiscal 1998, 1997 and 1996, respectively. The initial franchise fees received in fiscal 1998, 1997 and 1996 include $135, $488 and $507 for health care franchises and $155, $339 and $254 for supplemental staffing franchises, respectively. Further, these initial franchise fees include $502 of a license fee received from its master license agreement with a home health care company based in Tokyo, Japan. In March 1998, the Company received the remaining balance of the master license fee totalling
$1.2 million. Under its 20 year agreement, the Company will receive periodic royalty payments based upon the Japanese company's service


                                                             F-9
revenues. The remaining amounts primarily represent charges to franchisees for the use of Company assets including customer and employee lists. The Company has performed substantially all of its obligations as required under the terms of its franchise agreements.

                   Interest income on franchise notes receivable is included in other income.

                   In September 1996, in connection with the acquisition of a supplemental staffing business (see Note 4), a corporation acquired the rights to operate this business as a franchise and paid a fee of $75 to the Company. A majority of the stock of this corporation is owned by two family members of one of the Company's executive officers.

                   In April 1992, one of the Company's franchises was acquired by a corporation owned by a family member of one of the Company's executive officers. The purchase price for the franchise included the assumption of a note payable to the Company of $845 of which $687 remains outstanding at February 28, 1998. The note bears interest at the prevailing prime lending rate and matures in 2009.

                   Two of the Company's officers own a portion of three franchises. One of these officers owns a portion of a franchise for which a note payable was issued to the company of $300 of which $241 remains outstanding at February 28, 1998. The other Company officer owns a portion of two franchises for which liabilities to the Company of $21 and $29, respectively, remain outstanding at February 28, 1998.


4.   ACQUISITIONS

                   During fiscal 1998, 1997 and 1996, the Company made numerous acquisitions for which consideration was paid in cash, the issuance of notes payable and the assumption of certain liabilities. The transactions were accounted for as purchases and, accordingly, the results of operations of the acquired businesses are included in the accompanying consolidated financial statements from their respective dates of acquisition.

                   In fiscal 1998, the Company acquired the assets of nine businesses, consisting of seven home health care and two supplemental staffing operations, which added six locations. The aggregate consideration included cash paid of approximately $3.7 million and liabilities assumed of approximately $1.3 million.

                   In fiscal 1997, the Company acquired the assets of 19 businesses, consisting of 17 home health care and two supplemental staffing operations, which added 33 locations. The aggregate consideration included net cash paid of $8.2 million, the issuance of notes payable of $3.1 million and liabilities assumed of $1.0 million.

                   In fiscal 1996, the Company acquired the assets of 13 businesses and the stock of one business, all consisting of home health care providers, which added 30 locations. The aggregate consideration included cash paid of $8.0 million, the issuance of notes payable of $4.5 million and liabilities assumed of $1.0 million.
                                                            F-10
                   The effect of the fiscal 1998 acquisitions on revenue, net loss and net loss per share on an unaudited pro forma basis for fiscal
1998 is not material. Revenues, net income and earnings per share, on an unaudited pro forma basis for the year ended February 28, 1997, if the fiscal 1998 and fiscal 1997 acquisitions had occurred on March
1, 1996, would have approximated $500 million, $4.9 million and $.20, respectively. Revenues, net income and earnings per share on an unaudited pro forma basis for the year ended February 29, 1996, if the fiscal 1997 and 1996 acquisitions had occurred on March 1, 1995, would have approximated $448 million, $2.6 million and $.10, respectively.

                   In connection with the fiscal 1998 and fiscal 1997 acquisitions, assets acquired and consideration paid was as follows:

                                               1998          1997

        Fair value of assets acquired        $ 4,904       $12,310
        Net cash paid for acquired
         assets and stock                     (3,724)       (8,202)
        Liabilities assumed and notes
         payable issued for acquisitions     $ 1,180       $ 4,108

5.   FIXED ASSETS

     Fixed assets consist of the following:
                                                 February 28,
                                               1998         1997
        Equipment under capital leases
          (see Note 9)                       $11,196      $ 9,972
        Office equipment, furniture
          and fixtures                         7,344        7,053
        Leasehold improvements                 1,089        1,000
        Land and buildings                       106          181
        Total, at cost                        19,735       18,206
        Less accumulated depreciation
          and amortization                     8,187        6,124

        Fixed assets, net                    $11,548      $12,082

        During fiscal 1998 and 1997, the Company wrote off fully depreciated fixed assets of approximately $1.7 million and $1.4 million, respectively.

6.   INVESTMENT IN UNCONSOLIDATED AFFILIATE

                  On October 30, 1997, the Company purchased 60.9% of the outstanding common stock of Chelsea Computer Consultants, Inc. ("Chelsea") for a total of $12.4 million plus purchase related costs of $300. The Company utilized $12.6 million under its acquisition line of credit to fund this purchase (See Note 9). Chelsea is a provider of information technology services to clients in the financial services, communications, manufacturing and other industries. Together with the 20.9% of the common stock of Chelsea purchased for $2.1 million in September 1996, the Company owns 81.8% of the outstanding common stock of Chelsea. The Company is actively engaged in the selling process of its majority position in Chelsea and

                                                            F-11
will evaluate offers and believes that its majority control over Chelsea will be temporary; accordingly, the Company has accounted for Chelsea as an unconsolidated subsidiary. The excess of the Company's cost of its investment over its pro rata share of the net fair value of assets acquired is being amortized on a straight-line basis. The Company performed certain consulting services for Chelsea amounting to $700 and $500 in fiscal 1998 and 1997, respectively, which are included in service revenues.

7.   ACCRUED EXPENSES

     Accrued expenses include $6,877 and $7,424 at February 28, 1998 and February 28, 1997, respectively, of accrued franchise distributions. Also included in accrued expenses at February 28, 1998 and February 28, 1997 was $7,330 and $7,372, respectively, reflecting the Company's third-party payor settlement liability.

8.   ACCRUED PAYROLL AND PAYROLL RELATED EXPENSES

     Accrued payroll and payroll related expenses consist of the following:
                                                 February 28,
                                               1998        1997

     Accrued payroll                         $ 8,131     $ 8,142
     Accrued insurance                        10,381       5,447
     Accrued payroll taxes                     4,755       5,002
     Other                                     3,966       3,151
     Total                                   $27,233     $21,742

9.   LONG-TERM DEBT

     Long-term debt consists of the following:
                                                 February 28,
                                               1998        1997
     Borrowings under a secured revolving
       line of credit(a)                     $17,587     $21,565
     Borrowings under acquisition
       line of credit (a)                     11,836          -
     Obligations under capital leases(b)       6,606       6,768
     Notes payable and other liabilities
       related to acquisitions(c)              5,225       6,749
     Other note payable (d)                    3,635       5,438
     Total                                    44,889      40,520
     Less current portion                      8,596       5,071
     Long-term debt(e)                       $36,293     $35,449

(a) The Company has a secured credit facility which consists of a revolving line of credit, an acquisition line of credit and a standby letter of credit facility, under which the Company can borrow up to an aggregate amount of $50 million. The Company has $11.8 million outstanding at February 28, 1998 under its acquisition line of credit which bears interest at .75% over the prevailing prime rate or at the Company's option, at the London Interbank Offered Rate (LIBOR) plus 2.75%. The acquisition line of credit is being repaid in 48 monthly installments of $263 which began on December 1, 1997. The secured credit facility expires on July 31, 2000.

                                                            F-12
     Amounts borrowed under the revolving line of the credit are collateralized by a pledge of all the stock of the Company's subsidiaries, by all accounts receivable and by liens on substantially all other assets of the Company and its subsidiaries. The agreement contains certain financial covenants which, among other things, (i) require the maintenance of a specified minimum defined level of book net worth, a minimum ratio of net income before depreciation and amortization to the sum of payments made for long term debt, unfunded capital expenditures, stock repurchases and permitted acquisitions, and a maximum ratio of senior debt to book net worth, (ii) limit the amount of unfunded capital expenditures, and (iii) prohibit the declaration or payment of cash dividends. Based upon the non-recurring charge recorded in the fourth quarter of fiscal 1998 (See Note 2), the Company has obtained an amendment with its bank to provide relief from the terms of those covenants which required a specified level of net worth and net income before depreciation and amortization.

     At February 28, 1998 and 1997, the amounts available for borrowing under the credit facility were $18.6 million and $31.4 million, respectively. The decrease in availability is due to the $11.8 million outstanding under the acquisition line of credit at February 28, 1998. No amounts were outstanding under the acquisition line of credit as of February 28, 1997 or for any time during fiscal 1997. The maximum amounts borrowed under the credit facility for fiscal 1998 and 1997 were $37.0 million and $26.4 million, respectively, including $24.6 million outstanding under the revolving line of credit and $12.4 million outstanding under the acquisition line of credit in fiscal 1998. No amounts were borrowed under the acquisition line of credit in fiscal 1997. The maximum amount outstanding under the revolving line of credit portion of the facility was $28.1 million in fiscal 1998. The average interest rates were 8.50% and 7.96%, in fiscal 1998 and 1997, respectively.

     The credit facility bears interest at the prevailing prime lending rate and, at the Company's option, borrowings may bear interest based upon the London Interbank Offered Rate (LIBOR) plus 1.50% to 2.25%. At February 28, 1998, $18 million of borrowings under the revolving line of credit were bearing interest at the LIBOR option, which was 7.875%, and borrowings in excess thereof were bearing interest at the prime rate which was 8.50%. Additionally, $11 million of borrowings under the acquisition line of credit were bearing interest at the LIBOR option, which was 8.375%, and borrowings in excess thereof were bearing interest at .75% over the prime rate.
A commitment fee on the unused portion of the credit facility is payable at the rate of .375% per annum, together with an annual collateral management fee of $85.

     The Company is permitted to borrow up to 75% of eligible accounts receivable, up to the maximum amount of the credit facility less amounts outstanding under the acquisition line of credit and any outstanding letters of credit. As of February 28, 1998, the acquisition line of credit provided for borrowings up to $15 million without collateral to finance acquisitions, provided that the sum of all borrowings do not exceed $50 million. Amounts borrowed under the acquisition line of credit are subject to the Bank's approval and must be repaid over twelve to forty-eight months as determined by the Bank, at .75% over prime or, at the Company's option, at LIBOR plus 2.75%.

                                                            F-13
      Subsequent to February 28, 1998, an amendment was made to the credit facility which increased the maximum available amount of the acquisition line of credit from $15 million to $25 million and expanded the purpose to include stock repurchases in amounts up to a new $10 million sublimit under the facility. From March 6 to May 21, 1998, the Company purchased and retired a total of 897,400 shares of its common stock at a cost of $1.85 million. No repurchases were made in fiscal 1998. During fiscal 1997 and 1996, the Company purchased and retired a total of 541,000 shares of its common stock at a cost of $1.4 million.

(b) At February 28, 1998, the Company had capital lease agreements for computers and other equipment through September 2002. The net carrying value of the assets under capital leases was approximately $7.1 million at February 28, 1998 and February 28, 1997, and such amounts are included in Fixed Assets.

(c) At February 28, 1998, the Company had a balance of notes payable related to acquisitions of $5.2 million. The notes payable bear interest at 4.0% to 8.25% and have maturity dates through September 2010.

(d) The Company has a secured term loan which bears interest at 6.69% and requires monthly payments of $176 through December 1999.

(e) Repayments of long-term debt at February 28, 1998 are due as follows:

                                  Obligations
                                     Under
                                    Capital      Other
     Years Ending February          Leases       Debt      Total

     1999                            $2,644    $ 5,952    $ 8,596
     2000                             2,250      5,086      7,336
     2001                             1,406     20,911     22,317
     2002                               304      2,646      2,950
     2003                                 2        290        292
     Thereafter                          -       3,398      3,398
     Total                           $6,606    $38,283    $44,889


10.  OTHER LIABILITIES

     Other liabilities consist of the following:

                                               February 28,
                                            1998         1997
       Accrued litigation (a)             $1,168        $   -
       Accrued acquisition cost (b)          700            -
       Rent escalation liability (c)         883           982
       Other                               1,249         1,567
       Total                              $4,000        $2,549


(a) At February 28, 1998, the Company has an accrued loss contingency for the aggregate, estimated amount to settle open legal matters.
                                                          F-14
(b) In connection with the Company's September 1997 acquisition of a provider of travel nurse services, the Company is liable to pay additional amounts based upon the attainment of certain gross margin levels. The Company's estimate of such amounts at February 28, 1998 is $1,124, of which $424 is included in accrued expenses.

(c) The lease on the Company's corporate headquarters requires scheduled rent increases through September 30, 2003. A rent escalation liability is recorded for the amounts required to record the expense of this lease on a straight-line basis over the life of the lease, in excess of payments made. The balance of this liability was $982 and $1,049 at February 28, 1998 and 1997 of which $99 and $67, respectively, was included in accrued expenses.


11.  INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                            Years Ended
                                  February   February   February
                                  28, 1998   28, 1997   29, 1996
     Current:
       Federal                    $ 1,051     $1,709     $1,829
       State                          377        558        643
     Deferred                      (7,292)       688     (1,013)
     Total                        $(5,864)    $2,955     $1,459


         The deferred tax assets (liabilities) at February 28, 1998 and February 28, 1997 are comprised of the following:

                                               February 28,
                                            1998         1997
     Current:
       Allowance for doubtful
        accounts receivable               $1,215        $  903
       Nondeductible accruals              1,866           952
         Current                           3,081         1,855

     Non-Current:
       Goodwill and intangible assets      5,623            -
       Revenue recognition                   409           464
       Accelerated depreciation             (972)         (516)
       Other assets (liabilities)            305          (196)
         Non-current                       5,365          (248)

           Total                          $8,446        $1,607


         The non-current deferred tax assets (liabilities) are included in Other Assets and Long-Term Liabilities on the accompanying balance sheets.



                                                               F-15

         The following is a reconciliation of the effective income tax rate to the Federal statutory rate:

                                                Years Ended
                                       February  February  February
                                       28, 1998  28, 1997  29, 1996
         Federal statutory rate           34.0%     34.0%     34.0%
         State and local income taxes,
          net of Federal income
          tax benefit                      3.8       7.6       8.7
         Write-off of goodwill and
          intangible assets              (12.3)     (0.2)       -
         Tax credits                        -       (0.4)     (3.9)
         Goodwill amortization            (1.1)      4.6       8.9
         Reversal of prior year
          accrual                         (1.8)     (2.3)     (7.4)
         Other                            (1.3)      0.7       1.7
         Effective rate                   21.3%     44.0%     42.0%

12.      COMMITMENTS AND CONTINGENCIES

         Approximate minimum annual rental commitments for the remaining terms of the Company's noncancellable operating leases relating to office space and equipment rentals are as follows:

         Years Ending February

            1999                        $ 4,044
            2000                          3,249
            2001                          2,298
            2002                          1,556
            2003                          1,505
            Thereafter                    1,304
            Total                       $13,956

         Certain leases require additional payments based upon property tax and maintenance expense escalations.

         Aggregate rental expense for fiscal 1998, 1997 and 1996 approximated $4,823, $3,967 and $3,409, respectively.

         The Company has entered into employment or consulting agreements with several officers and other individuals which require minimum aggregate payments of approximately $3,459, $2,310, $1,951, $1,490 and $1,684 over the next five fiscal years. Agreements with two executives provide, in the event of their death, for the continued payment of their compensation to their beneficiaries for the duration of their agreements. Additionally, certain officers have entered into agreements which provide that in the event of change in control of, and the discontinuance of such employee's employment, the Company will pay a lump sum amount of
2.99 times the average annual compensation paid to the employee during the five-year period immediately preceding the date of the discontinuance of employment.
                                                          F-16
         On September 20, 1995, the United States Attorney for the Eastern District of Pennsylvania alleged that (i) between 1987 and 1989, a corporation, substantially all assets and liabilities of which were acquired by a subsidiary of the Company in 1993, submitted false claims to Medicare totaling approximately $1.5 million and (ii) officers and employees of that corporation submitted false statements in support of such claims, and made a pre-complaint civil settlement demand of approximately $4.5 million. The alleged false claims and false statements were made before the Company acquired that corporation in 1993. There have been significant discussions with the office of the United States Attorney which the Company believes are likely to lead to an arbitration within specified parameters.

         The Company is a defendant in several civil actions which are routine and incidental to its business. The Company purchases insurance in such amounts which management believes to be reasonable and prudent.

         Although the Company cannot estimate the ultimate cost of its open legal matters with precision, it has an accrued loss contingency at February 28, 1998 for the aggregate, estimated amount to settle such matters (See Note 10). In management's opinion, settlement of these actions will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations. Accrued expenses include $120 at February 28, 1998 which represents the estimated amount of liability claims payable. Such amount represents the deductible amount for which the Company is liable, net of payments by the Company's insurers which are probable of realization, estimated at approximately $1.3 million.

13.      STOCKHOLDERS' EQUITY

         Common Stock - Recapitalization and Voting Rights

         During fiscal 1996, the shareholders approved a plan of recapitalization by which the existing Common Stock, $.01 par value, was reclassified and converted into either Class A Common Stock, $.01 par value per share, or Class B Common Stock, $.01 par value per share. Prior to the recapitalization, shares of common stock that were held by the beneficial owner for at least 48 consecutive months were considered long-term shares, and, were entitled to ten votes for each share of stock. Pursuant to the recapitalization, long-term shares were converted into Class B Common Stock and short-term shares (beneficially owned for less than 48 months) were converted into Class A Common Stock. As a result of the recapitalization, 1,554,936 shares of Class B common stock were issued.

         A holder of Class B Common Stock is entitled to ten votes for each share and each share is convertible into one share of Class A Common Stock (and will automatically convert into one share of Class A Common Stock upon any transfer subject to certain limited exceptions). Except as otherwise required by the Delaware General Corporation Law, all shares of common stock vote as a single class
                                                          F-17

on all matters submitted to a vote by the stockholders.

         The recapitalization included all outstanding options and warrants to purchase shares of common stock which were converted automatically into options and warrants, to purchase an equal number of shares of Class A Common Stock.

         Stock Options

         The Company has adopted the disclosure provisions of the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Accordingly, no compensation expense has been recognized for the stock option plans. Had the Company recorded compensation expense for the stock options based on the fair value at the grant date for awards in fiscal years ended 1998, 1997 and 1996 consistent with the provisions of SFAS 123, the Company's net income (loss) and net income (loss) per share would have reflected to the following pro forma amounts:

                              February    February   February
                              28, 1998    28, 1997   29, 1996
Net income (loss)
  -as reported                $(21,632)   $  3,761   $  2,014
Net income (loss)
  -pro forma                   (22,075)      3,708      2,008
Basic earnings per share
  -as reported                 (  0.90)        .16        .09
Basic earnings per share
  -pro forma                   (  0.92)        .16        .09
Diluted earnings per share
  -as reported                 (  0.90)        .15        .08
Diluted earnings per share
  -pro forma                   (  0.92)        .15        .08

         Because the SFAS 123 method of accounting has not been applied to options granted prior to March 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal years 1998, 1997 and 1996, respectively: expected volatility of 56%, 48% and 48%; risk-free interest rate averaging 5.8%, 7.1% and 7.1%; and expected lives of 10 years for all.

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


                                                          F-18

         A total of 1,308,000 stock options were granted under the 1993 Stock Option Plan, at prices ranging from $2.28 to $3.87, of which 951,000 remain outstanding at February 28, 1998. A summary of activity under the 1993 Stock Option Plan, the 1986 NQSO Plan and the 1983 ISO Plan is as follows:

                                   Options
                                     for Shares    Price per Share
         Options outstanding at
           February 28, 1995                               3,664,865                     $1.63 to $6.38
         Granted                                              31,000                     $2.63 to $2.94
         Exercised                                        (1,120,735)                    $1.75 to $3.00
         Terminated                                          (72,100)                    $2.19 to $4.00

         Options outstanding at
           February 29, 1996                               2,503,030                     $1.63 to $6.38
         Granted                                             222,500                     $2.50 to $3.19
         Exercised                                           (39,000)                    $2.27
         Terminated                                         (213,500)                    $2.19 to $6.38

         Options outstanding at
           February 28, 1997                               2,473,030                     $1.63 to $6.13
         Granted                                             414,000                     $2.28 to $2.50
         Exercised                                            (5,000)                    $2.19
         Terminated                                         (392,750)                    $2.19 to $4.00

         Options outstanding at
           February 28, 1998                               2,489,280                     $1.63 to $6.13

         Included in the outstanding options are 627,091 ISO's and 1,809,358 NQSO's which were exercisable at February 28, 1998. The remaining options to purchase 52,831 shares become exercisable at various dates through March 2000.

         The following tables summarize information about stock options outstanding at February 28, 1998:

                         Options Outstanding

                                       Weighted
                                        Average        Weighted
       Range of                        Remaining       Average
       Exercise         Number     Contractual Life    Exercise
        Prices       Outstanding      (In Years)        Price
     $1.63 to $2.50   1,819,780          4.6            $2.05
     $2.51 to $3.50     267,000          6.1            $2.98
     $3.51 to $6.13     402,500          5.9            $3.76
                      2,489,280          5.0            $2.42

                         Options Exercisable

                                       Weighted
                                        Average        Weighted
        Range of                       Remaining       Average
        Exercise        Number     Contractual Life    Exercise
         Prices      Exercisable      (In Years)        Price
     $1.63 to $2.50   1,817,280          4.6            $2.05
     $2.51 to $3.50     216,669          5.5            $3.00
     $3.51 to $6.13     402,500          5.9            $3.76
                      2,436,449          4.9            $2.41

                                                          F-19

       During the year ended February 28, 1995, the Company adopted a stock option plan (the "1994 Performance-Based Stock Option Plan") which provides for the issuance of up to 3,400,000 shares of its common stock. Executive officers of the Company and its wholly-owned subsidiaries are eligible for grants. Performance-based stock options are granted for periods of up to ten years and the exercise price is equal to the average of the closing price of the common stock for the twenty consecutive trading days prior to the date on which the option is granted. Vesting of performance based options is during the first four years after the date of grant, and is dependent upon increases in the market price of the common stock.

         A total of 3,330,714 stock options were granted under the 1994 Performance-Based Stock Option Plan, at option prices ranging from $1.81 to $3.14, of which 3,280,714 remain outstanding at February
28, 1998. Of the outstanding options, 1,115,000 are currently exercisable through September 2004, an additional 1,115,000 options may become exercisable through September 2004 and the remaining 1,050,714 may become exercisable through February 2008.

         During fiscal 1994, the Company adopted an Employee Stock Purchase Plan which provides for the issuance of up to one million shares of its common stock. The purchase price of the shares is the lesser of 90 percent of the fair market value at the enrollment date, as defined, or the exercise date. Since inception of this plan a total of 777,174 shares were issued.

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

         Common Shares Reserved

         The following represents common shares reserved and available for issuance, at February 28, 1998, for options granted and outstanding warrants and employee stock purchases:

                                                     Available
                                         Reserved   for Issuance
  1994 Performance-Based Stock
   Option Plan                          3,280,714      119,286
  1993, 1986 and 1983 Stock
   Option Plans                         2,494,280          -
  1993 Employee Stock Purchase Plan           -        222,826
  Other                                    45,177          -
  Total                                 5,820,171      342,112




                                                            F-20

14.      EARNINGS (LOSS) PER COMMON SHARE

         The following table sets forth the computation of the basic and diluted earnings (loss) per share (In thousands, except per share amounts):
                                             Years Ended
                                    February  February  February
                                    28, 1998  28, 1997  29, 1996

Numerator:
  Net income (loss)                 $(21,632)  $ 3,761   $ 2,014

Denominator:
  Share reconciliation:
  Shares used for basic earnings
    (loss) per share                  23,939    23,668    23,598
  Effect of dilutive items:-
    Stock options                         -        864     1,856
    Other                                 -         45        50
  Shares used for dilutive earnings
    (loss) per share                  23,939    24,577    25,504

Earnings (loss) per share:
  Basic                              $ (0.90)  $  0.16   $  0.09
  Diluted                            $ (0.90)  $  0.15   $  0.08


15.      UNAUDITED QUARTERLY FINANCIAL DATA

         Summarized unaudited quarterly financial data for fiscal
1998 and 1997 are as follows (in thousands, except per share data):

                                        First          Second       Third         Fourth
                                        Quarter        Quarter      Quarter       Quarter
Fiscal 1998
Revenues                                $130,501       $131,617     $131,262      $126,324
Gross profit                            $ 46,525       $ 47,548     $ 46,994      $ 45,898
Net income (loss)                       $    849       $    989     $    975      $(24,445)
Income (loss) per common share:
   Basic                                $    .04       $    .04     $    .04      $  (1.02)
   Diluted                              $    .04       $    .04     $    .04      $  (1.02)
Weighted average number
 of common shares:
   Basic                                  23,842         23,910       23,970        24,035
   Diluted                                24,080         24,246       24,388        24,035

                                        First          Second       Third         Fourth
                                        Quarter        Quarter      Quarter       Quarter

Fiscal 1997
Revenues                                $113,421       $114,824     $123,307      $128,803
Gross profit                            $ 42,803       $ 43,705     $ 45,754      $ 46,585
Net income                              $    884       $    979     $    989      $    909
Income per common share:
   Basic                                $    .04       $    .04     $    .04      $    .04
   Diluted                              $    .04       $    .04     $    .04      $    .04
Weighted average number
 of common shares:
   Basic                                  23,530         23,614       23,762        23,759
   Diluted                                24,527         24,826       24,454        24,195

                                                 F-21
     During the fourth quarter of fiscal 1998, the Company recorded a pre-tax non-recurring charge of $33.4 million. (See Note 2).

     During the fourth quarter ended February 28, 1997, the Company recorded a gain of approximately $834 from the sale of a closed division.

     The Company reduced its revenues by $3 million in the third quarter of fiscal 1996 due to a change in the method of allocating overhead to the Company's Medicare operations. The Company also recorded charges in other (income) expense, net including $1.6 million during the third quarter of fiscal 1996 for the closure of two divisions, $165 for settlement of litigation and $358 of costs associated with the Company's recapitalization (see Note 13).

SCHEDULE II

STAFF BUILDERS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

                                                                         Years Ended
                                                                 February         February           February
                                                                 28, 1998         28, 1997           29, 1996
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

  Balance, beginning of period                                   $ 2,800          $ 2,200            $ 1,750

  Charged to costs and expenses                                    4,800            2,740              2,678

  Deductions                                                      (4,000)          (2,140)            (2,228)

  Balance, end of period                                         $ 3,600          $ 2,800            $ 2,200


ACCUMULATED AMORTIZATION OF
  INTANGIBLE ASSETS:

  Balance, beginning of period                                   $ 9,126          $ 7,282            $ 6,532

  Charged to costs and expenses                                    2,493            2,503              1,764

  Write-off of fully
    amortized assets                                              (1,206)          (  659)            (1,014)

  Balance, end of period                                         $10,413          $ 9,126            $ 7,282



DEFERRED INCOME (NETTED AGAINST
  FRANCHISE NOTES RECEIVABLE):

  Balance, beginning of period                                   $ 5,600          $ 5,735            $ 5,050

  Charged to notes receivable                                         89              341              1,315

  Deductions                                                      (1,302)          (  476)            (  630)

  Balance, end of period                                         $ 4,387          $ 5,600            $ 5,735


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

(B)  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant for the quarter ended February 28, 1998.

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

3.8            Certificate of Amendment of Restated
               Certificate of Incorporation of the Company, filed October 26, 1995. (D)

3.9            Certificate of Amendment of Restated
               Certificate of Incorporation of the Company, filed December 19, 1995. (E)

3.10           Plan Of Recapitalization dated as of May 12,
               1995. (E)

3.11           Amended and Restated By-Laws of the Company.
               (A)

4.1            Specimen Class A Common Stock Certificate.(F)

4.2            Specimen Class B Common Stock Certificate.(G)

4.3 Non-Qualified Option Agreement, dated March 27, 1998 between the Company and Ephraim Koschitzki.
---------------------
See Notes to Exhibits
10.1 1983 Incentive Stock Option Plan (incorporated by reference to Exhibit 18.1 to the Company's Registration Statement on Form S-18, (File No. 1-83939NY), filed with the Commission on September 15, 1983).

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

10.5          Amendment to the 1983 Incentive Stock Option
              Plan, dated as of August 3, 1988. (A)

10.6          Amendment to the 1983 Incentive Stock Option
              Plan, dated as of August 8, 1990.  (A)

10.7          Amendment to the 1983 Incentive Stock Option
              Plan, dated as of October 27, 1995. (H)

10.8          1986 Non-Qualified Stock Option Plan of the
              Company. (I)

10.9          First Amendment to the 1986 Non-Qualified
              Stock Option Plan, effective as of May 11,
              1990. (A)

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

---------------------
See Notes to Exhibits

10.17 Stock Option Agreement, dated April 22, 1993, under the Company's 1983 Incentive Stock Option
              Plan between the Company and Stephen Savitsky. (A)


10.18         Stock Option Agreement, dated as of March 28,
              1990, under the Company's 1986 Non-Qualified
              Stock Option Plan between the Company and
              Stephen Savitsky. (A)

10.19         Stock Option Agreement, dated as of June 17,
              1991, under the Company's 1986 Non-Qualified
              Stock Option Plan between the Company and
              Stephen Savitsky. (A)

10.20 Stock Option Agreement, dated February 3, 1994, under the Company's 1993 Stock Option Plan between the Company and Stephen Savitsky. (A)

10.21 Stock Option Agreement, dated July 1, 1997, under the Company's 1993 Stock Option Plan between the Company and Stephen Savitsky. (L)

10.22         Amendment to Stock Option Agreement, dated
              April 23, 1998, between the Company and
              Stephen Savitsky.

10.23 Stock Option Agreement, dated October 1, 1994, under the Company's 1994 Performance-Based
              Stock Option Plan between the Company and
              Stephen Savitsky. (A)

10.24 Stock Option Agreement, dated July 1, 1997, under the Company's 1994 Performance-Based
              Stock Option Plan between the Company and
              Stephen Savitsky. (L)

10.25 Stock Option Agreement, dated April 22, 1993, under the Company's 1983 Incentive Stock
              Option Plan between the Company and David
              Savitsky. (A)

10.26         Stock Option Agreement, dated as of March 28,
              1990, under the Company's 1986 Non-Qualified
              Stock Option Plan between the Company and
              David Savitsky. (A)

10.27         Stock Option Agreement, dated as of June 17,
              1991, under the Company's 1986 Non-Qualified
              Stock Option Plan between the Company and
              David Savitsky. (A)

10.28         Stock Option Agreement, dated February 3,
              1994, under the Company's 1993 Stock Option
              Plan between the Company and David Savitsky.(A)

---------------------
See Notes to Exhibits


10.29 Stock Option Agreement, dated July 1, 1997 under the Company's 1993 Stock Option Plan between the Company and David Savitsky. (L)

10.30         Amendment to Stock Option Agreement, dated
              April 23, 1998, between the Company and
              David Savitsky.

10.31         Stock Option Agreement, dated October 1,
              1994, under the Company's 1994 Performance-
              Based Stock Option Plan between the Company and David Savitsky. (A)

10.32 Stock Option Agreement, dated July 1, 1997, under the Company's 1994 Performance-Based
              Stock Option Plan between the Company and
              David Savitsky. (L)

10.33 Stock Option Agreement, dated May 26, 1992, under the Company's 1983 Incentive Stock
              Option Plan between the Company and Gary
              Tighe. (A)

10.34 Stock Option Agreement, dated April 22, 1993, under the Company's 1983 Incentive Stock Option
              Plan between the Company and Gary Tighe. (A)

10.35         Stock Option Agreement, dated as of April 15,
              1991, under the Company's 1986 Non-Qualified
              Stock Option Plan between the Company and
              Gary Tighe.(A)

10.36 Stock Option Agreement, dated October 1, 1994, under the Company's 1994 Performance-Based
              Stock Option Plan between the Company and
              Gary Tighe.(A)

10.37 Stock Option Agreement, dated June 17, 1991, under the Company's 1983 Incentive Stock Option
              Plan between the Company and Edward Teixeira.
              (A)

10.38 Stock Option Agreement, dated May 26, 1992, under the Company's 1983 Incentive Stock
              Option Plan between the Company and Edward
              Teixeira. (A)

10.39         Stock Option Agreement, dated as March 28,
              1990, under the Company's 1986 Non-Qualified
              Stock Option Plan between the Company and
              Edward Teixeira. (A)

10.40         Stock Option Agreement, dated as of October 1,
              1994, under the Company's 1994 Performance-
              Based Stock Plan between the Company and
              Edward Teixiera. (A)

---------------------
See Notes to Exhibits

10.41         Stock Option Agreement, dated as of September
              25, 1996, under the Company's 1993 Stock
              Option Plan between the Company and
              Edward Teixeira. (M)

10.42         Stock Option Agreement, dated as of February 9,
              1998, under the Company's 1994 Performance-
              Based Stock Option Plan between the Company and Dale R. Clift.

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

10.46 Employment Agreement, dated as of June 1, 1987, between the Company and David Savitsky. (A)

10.47 Amendment, dated as of October 31, 1991, to the Employment Agreement between the Company and David Savitsky. (A)

10.48 Amendment, dated as of January 3, 1992, to the Employment Agreement between the Company and David Savitsky. (A)

10.49 Amendment, dated as of December 7, 1992, to the Employment Agreement between the Company and David Savitsky. (A)

10.50 Employment Agreement, dated as of June 1, 1997, between Staff Builders, Inc. (NY) and Gary
              Tighe. (N)

10.51         Agreement and Release, dated as of February 19,
              1998, between Staff Builders, Inc. (NY) and
              Gary Tighe.

10.52         Employment Agreement, dated as of December 1,
              1996, between Staff Builders, Inc. (NY) and
              Edward Teixeira. (M)

10.53         Employment Agreement, dated as of February 9,
              1998, between Staff Builders, Inc. (NY) and
              Dale R. Clift.

10.54         Agreement and Release, dated as of February 28,
              1997, between Staff Builders, Inc. (NY) and
              Larry Campbell. (M)

---------------------
See Notes to Exhibits

10.55         Amended and Restated Loan and Security
              Agreement, dated as of January 8, 1997, between the Company, its subsidiaries and Mellon Bank, N.A. (M)

10.56 First Amendment to Amended and Restated Loan and Security Agreement dated as of April 27, 1998, between the Company, its subsidiaries and Mellon Bank, N.A.

10.57         Master Lease Agreement dated as of December 4,
              1996, between the Company and Chase Equipment
              Leasing, Inc. (M)

10.58 Premium Finance Agreement, Disclosure Statement and Security Agreement dated as of December 26, 1996, between the Company and A.I. Credit Corp.
              (M)

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

10.61 Agreement of Lease, dated as of June 19, 1995, between Triad III Associates and Staff Builders,
              Inc. (NY). (E)

10.62         Agreement of Lease, dated as of February 12,
              1996, between Triad III Associates and Staff
              Builders, Inc. (NY). (E)

10.63 License Agreement, dated as of April 23, 1996, between Matterhorn One, Ltd. and Staff Builders,
              Inc. (NY). (M)

10.64 License Agreement, dated as of January 3, 1997, between Matterhorn USA, Inc. and Staff Builders,
              Inc. (NY) (M)

10.65 License Agreement, dated as of January 16, 1997, between Matterhorn USA, Inc. and Staff Builders,
              Inc. (NY). (M)

10.66 Lease Agreement, dated as of November 4, 1996, between Airport Landing Center, L.L.C. and
              Staff Builders Home Health Care, Inc. (M)

10.67         Asset Purchase Agreement dated as of June 22,
              1993, between Albert Gallatin Home Care, Inc and Albert Gallatin Visiting Nurse Association,
              Inc. (C)

---------------------
See Notes to Exhibits

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

10.69         Stock Purchase Agreement, dated as of August
              30, 1995, between Staff Builders Services, Inc.,
              MedVisit, Inc. and Roger Jack Pleasant. (E)

10.70         Asset Purchase and Sale Agreement, dated as of
              September 1, 1995, between Staff Builders
              Services, Inc. and Accredicare, Inc. (E)

10.71 Management and Stock Option Agreement, dated as of February 29, 1996, between Staff
              Builders, Inc. and Time Insurance Company. (M)

10.72 Stock Purchase Agreement and Receipt, dated as of February 28, 1997, between the Company and Time Insurance Company. (M)

10.73 Asset Purchase and Sale Agreement, dated as of September 6, 1996, by and among ATC
              Healthcare Services, Inc. and Staff
              Builders, Inc. and William Halperin and
              All Care Nursing Service, Inc. (O)

10.74         Stock Redemption Agreement, dated as of
              March 18, 1997, between the Company and
              American HomeCare Management Corp. (M)

10.75         Stock Purchase Agreement by and among
              the Company and Raymond T. Sheerin,
              Michael Altman, Stephen Fleischner and
              Chelsea Computer Consultants, Inc.,
              dated September 24, 1996. (L)

10.76         Amendment No. 1 to Stock Purchase
              Agreement by and among the Company and
              Raymond T. Sheerin, Michael Altman,
              Stephen Fleischner and Chelsea Computer
              Consultants, Inc., dated October 30, 1997. (L)

10.77         Shareholders Agreement between Raymond T.
              Sheerin and Michael Altman and Stephen
              Fleischner and the Company and Chelsea
              Computer Consultants, Inc., dated
              September 24, 1996. (L)

10.78 Amendment No. 1 to Shareholders Agreement among Chelsea Computer Consultants, Inc.,
              Raymond T. Sheerin, Michael Altman and the
              Company, dated October 30, 1997. (L)

---------------------
See Notes to Exhibits





10.79 Common Stock Purchase Option to purchase shares of common stock in Chelsea Computer
              Consultants, Inc., dated November 19, 1997 between the Company and David Savitsky. (L)

10.80 Common Stock Purchase Option to purchase shares of common stock in Chelsea Computer
              Consultants, Inc., dated November 19, 1997 between the Company and Stephen Savitsky.
              (L)

10.81         Indemnification Agreement, dated as of
              September 1, 1987, between the Company and
              Stephen Savitsky. (A)

10.82         Indemnification Agreement, dated as of
              September 1, 1987, between the Company and
              David Savitsky. (A)

10.83         Indemnification Agreement, dated as of
              September 1, 1987, between the Company and
              Bernard J. Firestone. (A)

10.84         Indemnification Agreement, dated as of
              September 1, 1987, between the Company and
              Jonathan Halpert. (A)

10.85         Indemnification Agreement, dated as of May
              2, 1995, between the Company and Donald
              Meyers. (M)

10.86         Indemnification Agreement, dated as of
              February 10, 1992, between the Company and
              Gary Tighe. (A)

10.87         Indemnification Agreement, dated as of May
              2, 1995, between the Company and Edward
              Teixeira. (A)

10.88         Form of Home Health Care Services Franchise
              Agreement. (B)

10.89         Form of Medical Staffing Services Franchise
              Agreement (E)

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

(H)               Incorporated by reference to the Company's
                  Registration Statement on Form S-8 (File No.
                  33-63941), filed with the Commission on
                  November 2, 1995.

(I)               Incorporated by reference to the Company's
                  Registration Statement on Form S-4, as amended
                  (File No. 33-9261), dated April 9, 1987.

(J)               Incorporated by reference to the Company's
                  Registration Statement on Form S-8 (File No.
                  33-63939), filed with the Commission on
                  November 2, 1995.

(K)               Incorporated by reference to the Company's
                  Registration Statement on Form S-1 (File No.
                  33-71974), filed with the Commission on
                  November 19, 1993.

(L) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended November 30, 1997 (File No. 0-11380), filed with the Commission on January 14, 1998.

(M) Incorporated by reference to the Company's exhibit booklet to its Form 10-K for the fiscal year ended February 28, 1997 (File No.0-11380), filed with the Commission on May 27, 1997.

(N)               Incorporated by reference to the Company's
                  Form 10-Q for the quarterly period ended

                  August 31, 1997 (File No. 0-11380), filed with the Commission on October 14, 1997.

(O)               Incorporated by reference to the Company's Form
                  10-Q for the quarterly period ended November 30, 1996 (File No. 0-11380), filed with the Commission on January 14, 1997.


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

Dated:   May 27, 1998

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                   TITLE                    DATE


/S/ STEPHEN SAVITSKY     Chairman of the Board,      May 27, 1998
Stephen Savitsky         President and Chief
                         Executive Officer
                         (Principal Executive
                         Officer) and Director

/S/ DAVID SAVITSKY       Executive Vice President,   May 27, 1998
David Savitsky           Chief Operating Officer,
                         Secretary, Treasurer
                         and Director

/S/ DALE R. CLIFT        Executive Vice President,   May 27, 1998
Dale R. Clift            Finance and Chief Financial
                         Officer (Principal Financial
                         Officer)

/S/ WILLARD T. DERR      Sr. Vice President-         May 27, 1998
Willard T. Derr          Controller (Principal
                         Accounting Officer)

/S/Bernard J. Firestone  Director                    May 27, 1998
Bernard J. Firestone,
  Ph.D.

         *               Director                    May 27, 1998
Jonathan Halpert,
  Ph.D.

         *               Director                    May 27, 1998
Donald Meyers

* By:  /S/ STEPHEN SAVITSKY
       (Stephen Savitsky,
        Attorney-in-Fact)
                                                            -27-