Form 10-K/A
period 1998-02-28
STAFF BUILDERS INC /DE/
filed 1998-06-26
CIK 720480

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For The Fiscal Year Ended February 28, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For The Transition Period from _________ To _________

                           Commission File No. 0-11380

                              STAFF BUILDERS, INC.
                 (Exact name of issuer as specified in charter)

            Delaware                                 11-2650500
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                Identification No.)

              1983 Marcus Avenue
            Lake Success, New York                     11042-7011
     (Address of principal executive offices)          (Zip Code)

                  (516) 358-1000
  (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                       Name of Each Exchange
          Title of Each Class           on Which Registered
                 None                           None

Securities registered pursuant to Section 12(g) of the Act:

                 Class A Common Stock, par value $.01 per share
                 Class B Common Stock, par value $.01 per share

                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                              _____      _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock (Class A and Class B Common Stock, assuming conversions of Class B Common Stock into Class A Common Stock on a share for share basis) held by non-affiliates of the registrant based on the closing price of such stock on June 22, 1998 was $29,622,404.

     The number of shares of Class A Common Stock and Class B Common Stock outstanding on June 22, 1998 was 21,420,964 and 1,051,609 shares, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth as to each director and each executive officer of Staff Builders, Inc. (the "Company"): (1) such person's name; (2) the year in which such person was first elected (or designated) a director of the Company; (3) biographical information for the last five years; (4) certain other directorships, if any, held by such person; and (5) such person's age.




                                               PRINCIPAL OCCUPATION DURING THE
                                           PAST FIVE YEARS, ANY OFFICE HELD IN THE             YEAR FIRST ELECTED
NAME                          AGE             COMPANY AND ANY OTHER DIRECTORSHIPS                 AS A DIRECTOR
----                          ---          ---------------------------------------                -------------


Stephen Savitsky ............ 52             A founder of the Company, Mr.                          1983
                                             Savitsky has served as Chairman of
                                             the Board, Chief Executive Officer
                                             and a Director of the Company since
                                             1983 (and of its predecessor from
                                             1978 to 1983), and as President of
                                             the Company since November 1991.
                                             Mr. Savitsky is the brother of
                                             David Savitsky.

David Savitsky .............. 50             A founder of the Company, Mr.                           1983
                                             Savitsky has served as Secretary,
                                             Treasurer and a Director of the
                                             Company since 1983 (and of its
                                             predecessor from 1978 to 1983), as
                                             Executive Vice President since
                                             December 1987 and as Chief
                                             Operating Officer since April 1991.
                                             Mr. Savitsky is the brother of
                                             Stephen Savitsky.

Jonathan J. Halpert, Ph.D. .. 53             Dr. Halpert was elected a Director                      1983
                                             by the Board of Directors in August
                                             1987. He previously served as a
                                             Director of the Company from May
                                             1983 until he resigned from the
                                             Board in February 1985. Dr. Halpert
                                             is a consultant in the area of
                                             deinstitutionalization of the
                                             mentally retarded and Chief
                                             Executive Officer of the Camelot
                                             Community Residence Program.

Bernard J. Firestone, Ph.D. . 49             Dr. Firestone was elected a                             1987
                                             Director by the Board of Directors
                                             in August 1987. He is an associate
                                             dean for curriculum and personnel
                                             in the College of Liberal Arts and
                                             Sciences and professor of political
                                             science at Hofstra University where
                                             he has been teaching for 23 years.



                                               PRINCIPAL OCCUPATION DURING THE
                                           PAST FIVE YEARS, ANY OFFICE HELD IN THE             YEAR FIRST ELECTED
NAME                          AGE             COMPANY AND ANY OTHER DIRECTORSHIPS                 AS A DIRECTOR
----                          ---          ---------------------------------------                -------------


Donald Meyers ............... 69             Mr. Meyers was elected a Director                       1994
                                             by the Board of Directors in August
                                             1994. He has been an Associate
                                             Clinical Professor, Health Policy
                                             and Management, and the Director of
                                             the Resident and Fellow Program in
                                             administration in New York
                                             University's Robert W. Wagner
                                             Graduate School of Public Service
                                             since November 1991. Mr. Meyers is
                                             also the President and sole
                                             director and stockholder of RMR
                                             Health & Hospital Management
                                             Consultants, Inc., a health care
                                             consulting firm, where he has been
                                             an executive officer, director and
                                             stockholder since 1976.

Dale R. Clift ............... 47             Mr. Clift has been Executive Vice                   Not Applicable
                                             President of Finance and Chief
                                             Financial Officer of the Company
                                             since February 1998. From January
                                             1996 through February 1998, Mr.
                                             Clift provided consulting services
                                             to a number of companies, including
                                             several in the health care
                                             industry. From April 1994 through
                                             January 1996, Mr. Clift was
                                             Executive Vice President of Rock
                                             Bottom Restaurants, Inc., a
                                             restaurant operator, and, from
                                             January 1993 through April 1994,
                                             Mr. Clift was Vice President of RMD
                                             Health Enterprises, Inc.

Edward Teixeira ............. 55             Mr. Teixeira has been Senior Vice                   Not Applicable
                                             President, Franchising of a
                                             principal subsidiary of the Company
                                             since December 1990.

Cynthia Nye ................. 46             Ms. Nye has been Senior Vice                        Not Applicable
                                             President, Corporate Support of a
                                             principal subsidiary of the Company
                                             since November 1994. From January
                                             1992 through November 1994, Ms. Nye
                                             served as Vice President, Corporate
                                             Support of a principal subsidiary
                                             of the Company.

Willard T. Derr ............. 41             Mr. Derr has been Senior Vice                       Not Applicable
                                             President and Corporate Controller
                                             of a principal subsidiary of the
                                             Company since March 1998. From
                                             February 1993 to March 1998, Mr.
                                             Derr served as Vice President and
                                             Controller of a principal
                                             subsidiary of the Company.



                                               PRINCIPAL OCCUPATION DURING THE
                                           PAST FIVE YEARS, ANY OFFICE HELD IN THE             YEAR FIRST ELECTED
NAME                          AGE             COMPANY AND ANY OTHER DIRECTORSHIPS                 AS A DIRECTOR
----                          ---          ---------------------------------------                -------------


Sandra Parshall ............. 50             Ms. Parshall has been the Senior                    Not Applicable
                                             Vice President, National Field
                                             Operations, of a principal
                                             subsidiary of the Company since
                                             March 1998. From September 1996
                                             through March 1998, Ms. Parshall
                                             served as the Vice President of
                                             Operations of a principal
                                             subsidiary of the Company. From
                                             June 1995 to September 1996, Ms.
                                             Parshall served as a regional
                                             director of operations of a
                                             principal subsidiary of the
                                             Company. From 1993 to 1995, Ms.
                                             Parshall was a Divisional Vice
                                             President of Nursefinders, Inc., a
                                             home healthcare and medical
                                             staffing company.

Carla Perrotta .............. 38             Ms. Perrotta has been the Senior                    Not Applicable
                                             Vice President and General Manager
                                             of a principal subsidiary of the
                                             Company since March 1995. From
                                             September 1993 to March 1995, Ms.
                                             Perrotta served as the Director of
                                             the Company's medical staffing
                                             division.


      COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own beneficially more than ten percent of the Class A Common Stock or Class B Common Stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock. Officers, directors and persons owning more than ten percent of the Company's Class A Common Stock, $.01 par value per share (the "Class A Common Stock"), or the Company's Class B Common Stock, $.01 par value per share (the "Class B Common Stock" and, collectively with the Class A Common Stock, the "Common Stock"), are required to furnish the Company with copies of all such reports. To the Company's knowledge, based on a review of copies of such reports furnished to the Company and written representations from its officers and directors that no other reports were required, during the fiscal year ended February 28, 1998, all
Section 16(a) filing requirements applicable to its executive officers, directors and persons owning beneficially more than ten percent of the Common Stock were complied with on a timely basis, except that reports of change of beneficial ownership were filed late by Stephen Savitsky and David Savitsky with respect to two transactions during the 1998 fiscal year and Cynthia Nye did not file one such report with respect to one transaction during the 1998 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth information concerning the annual and long-term compensation of the Company's Chief Executive Officer and five other executive officers (the "Named Executive Officers") for services as executive officers of the Company for the last three fiscal years.

                           SUMMARY COMPENSATION TABLE




                                                                                                               LONG-TERM
                                                                                                             COMPENSATION
NAME AND PRINCIPAL POSITION                                     ANNUAL COMPENSATION                             AWARDS
---------------------------                    ------------------------------------------------------        ------------
                                                                                                              SECURITIES
                                                                      BONUS               OTHER ANNUAL        UNDERLYING
                                   YEAR         SALARY             COMPENSATION           COMPENSATION        OPTIONS (#)
                                   ----         ------             ------------           ------------        -----------

Stephen Savitsky ................. 1998        $520,571          Not determinable(1)           ---               580,691
  Chairman, President and          1997        $474,704               ---                      ---                 ---
  Chief Executive Officer          1996        $423,453               ---                      ---                 ---

David Savitsky ................... 1998        $377,016          Not determinable(1)           ---               580,691
  Executive Vice President,        1997        $343,705               ---                      ---                 ---
  Chief Operating Officer,         1996        $306,224               ---                      ---                 ---
  Secretary and Treasurer

Sandra Parshall .................. 1998        $148,105             $25,000                    ---                 ---
  Senior Vice President of         1997        $118,640             $14,250                    ---                25,000
  National Field Operations        1996        $ 68,939             $ 4,750                    ---                 ---


Gary Tighe(2) .................... 1998        $173,116               ---                   $243,647(3)            ---
  Senior Vice President,           1997        $169,726               ---                      ---                 ---
  Finance and Chief Financial      1996        $155,241               ---                      ---                 ---
  Officer


Edward Teixeira .................. 1998        $175,615             $19,375                    ---                 ---
  Senior Vice President,           1997        $167,714               ---                      ---                10,000
  Franchising                      1996        $156,640               ---                      ---                 ---

Cynthia Nye. ..................... 1998        $149,835               ---                      ---                10,000
  Senior Vice President,           1997        $142,277               ---                      ---                 ---
  Corporate Support                1996        $132,585               ---                      ---                 ---

-------------------



                                                        (footnotes on next page)

(footnotes from previous page)

(1) On November 19, 1997, the Board of Directors granted to each of Stephen Savitsky and David Savitsky a four-year option to purchase 83 shares of Chelsea Computer Consultants, Inc., an 82% owned subsidiary of the Company ("Chelsea"), at an exercise price of $22,749.40 per share (the "Chelsea Options"). The 83 shares underlying each Chelsea Option represents approximately 9% of the issued and outstanding shares of Chelsea. The grant of the Chelsea Options is subject to the approval of the holders of the 18% of the outstanding common stock of Chelsea not owned by the Company, which approval has not yet been obtained. If such approval is obtained, the options may be exercised only following: (i) an initial public offering of Chelsea securities; (ii) the consolidation or merger of Chelsea with or into another entity; (iii) a transaction in which more than 50% of the voting power of Chelsea is transferred; or (iv) a sale of all or substantially all of the assets of Chelsea. The value of the Chelsea Options granted by the Company to Stephen Savitsky and David Savitsky is not readily ascertainable. Based upon the October 1997 acquisition by the Company of 62.8% of the outstanding common stock of Chelsea for approximately $12.4 million, the valuation of Chelsea as of that date was $20,906,700, or $22,749.40 per share, which is the exercise price of the Chelsea Options.

(2) Effective February 20, 1998, Mr. Tighe resigned his employment as the Senior Vice President of Finance and Chief Financial Officer and his employment agreement was terminated.

(3) Reflects a payment made by the Company to Mr. Tighe in connection with his resignation and termination of his employment agreement. See "Executive Compensation--Employment Agreements."

Option Grants Table

        The following table sets forth information with respect to the Named Executive Officers concerning the grant of stock options during the fiscal year ended February 28, 1998. The Company did not have during such fiscal year, and currently does not have, any plans providing for the grant of stock appreciation rights ("SARs").

                OPTION GRANTS IN LAST FISCAL YEAR

                       INDIVIDUAL GRANTS


                                 NUMBER OF            % OF TOTAL
                                 SECURITIES            OPTIONS
                                 UNDERLYING           GRANTED TO
                                   OPTIONS           EMPLOYEES IN             EXERCISE OR         EXPIRATION          GRANT DATE
            NAME                   GRANTED            FISCAL YEAR              BASE PRICE           DATE           PRESENT VALUE(1)
            ----                   -------            -----------              ----------           ----           ----------------
Stephen Savitsky (2) ..........    197,000                 13%                    $2.31             7/01/07             $362,480

David Savitsky (2) ............    197,000                 13%                    $2.31             7/01/07             $362,480

Stephen Savitsky (3) ..........    383,691               25.3%                    $2.25             7/01/07             $709,828

David Savitsky (4) ............    383,691               25.3%                    $2.25             7/01/07             $709,828

Cynthia Nye(2) ................     10,000                0.7%                    $2.28            10/20/07             $ 16,800

Edward Teixeira ...............     ---                  ---                       ---               ---                  --

Gary Tighe ....................     ---                  ---                       ---               ---                  --

Sandra Parshall ...............     ---                  ---                       ---               ---                  --


----------

(1) The values shown were calculated utilizing the Black-Scholes option pricing model and are presented solely for the purpose of comparative disclosure in accordance with certain regulations of the Securities and Exchange Commission. This model is a mathematical formula used to value traded stock price volatility. The actual value that an executive officer may realize, if any, is dependent on the amount by which the stock price at the time of exercise exceeds the exercise price. There is no assurance that the value realized by an executive officer will be at or near the value estimated by the Black-Scholes model. In calculating the grant date present values, the Company used the following assumptions: (a) expected volatility of approximately 55.8%; (b) risk-free rate of return of approximately 5.8%; (c) no dividends payable during the relevant period; and (d) exercise at the end of a 10 year period from the date of grant.

(2) Issued under the 1993 Stock Option Plan. All options are currently exercisable.

(3) Issued under the 1994 Performance-Based Stock Option Plan on July 1, 1997. A percentage of options may become exercisable in each of the four years following the grant date if certain stock price targets are achieved. A total of 95,923 options are currently exercisable.

(4) Issued under the 1994 Performance-Based Stock Option Plan on July 1, 1997. A percentage of options may become exercisable in each of the four years following the grant date if certain stock price targets are achieved. A total of 95,923 options are currently exercisable.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE TABLE

        The following table provides information concerning the number and value of stock options exercised during the fiscal year ended February 28, 1998, and held at the end of such fiscal year, by the Named Executive Officers. No SARs were exercised during such fiscal year, and no SARs are held by any Named Executive Officer, because the Company does not have any plans providing for SARs.

                                                           Number of
                                                       Securities Underlying         Value of Unexercised
                                                        Unexercised Options          In-The-Money Options
                          Shares                        At February 28, 1998         At February 28, 1998
                         Acquired                       --------------------         --------------------
                            on           Value             Exercisable/                 Exercisable/
      Name               Exercise       Realized           Unexercisable                Unexercisable
      ----               --------       --------           -------------                -------------

Stephen Savitsky           ---           ---             1,466,193/ 787,768            $183,111/$27,050

David Savitsky             ---           ---             1,452,193/ 787,768             174,795/ 27,050

Cynthia Nye                ---           ---               44,000/   15,000               2,591/      0

Gary Tighe                 ---           ---              170,000/        0              19,580/      0

Edward Teixeira            ---           ---               74,467/   28,333               9,705/      0

Sandra Parshall            ---           ---                8,334/   16,666                   ---



EMPLOYMENT AGREEMENTS

     On June 1, 1987, the Company entered into a five-year employment agreement with Stephen Savitsky under which Mr. Savitsky received an initial base salary (beginning in June 1987) of $200,000 per year, which base salary increases annually at the rate of ten percent plus any increase in the cost of living. Mr. Savitsky's employment agreement is automatically extended at the end of each year for an additional year and is terminable by the Company upon five years' notice. For the fiscal year ended February 28, 1998, Mr. Savitsky received a base salary of $520,571. Mr. Savitsky's employment agreement provides that, upon a "change of control" of the Company and his termination of employment other than for his conviction of a felony, he will be entitled to receive a lump sum severance payment equal to 2.99 times his average annual compensation for the five calendar years prior to termination. Mr. Savitsky is required to devote all of his business time to the affairs of the Company and his employment agreement provides that during the term of his employment and for a period of six months thereafter he will not compete with the Company. After termination of his employment (other than by reason of his conviction of a felony), Mr. Savitsky will provide consulting services to the Company for a period of ten years at an annual salary of $50,000.

     The Company entered into an employment agreement, effective as of June 1, 1987, with David Savitsky on terms substantially similar to the employment agreement with Stephen Savitsky, except that his initial base salary was $110,000 per year. Under his employment agreement, Mr. Savitsky is required to devote all of his business time to the affairs of the Company. His base salary for the fiscal year ended February 28, 1998, was $377,016.

     As of June 1, 1997, the Company entered into a three-year employment agreement with Gary Tighe under which Mr. Tighe was employed as the Company's Senior Vice President of Finance and Chief Financial Officer. Mr. Tighe's base salary for the fiscal year ended February 28, 1998 was $173,116. He also received a car allowance of $6,000. Effective February 20, 1998, Mr. Tighe resigned his employment as the Senior Vice President of Finance and Chief Financial Officer and his employment agreement was terminated. In connection with his resignation, the Company agreed to make a payment of $243,647 to Mr. Tighe in full satisfaction of the Company's obligations to him under the employment agreement. The Company also agreed to pay for COBRA health insurance coverage for Mr. Tighe through June 1, 2000, provided he has not otherwise become eligible for other health insurance coverage.

     On December 1, 1996, the Company entered into a three-year employment agreement with Edward Teixeira to serve as Senior Vice President, Franchising of a principal subsidiary of the Company under which Mr. Teixeira received an initial base salary of $175,000 per year, which base salary increases by $10,000 per annum. Mr. Teixeira's base salary for the fiscal year ended February 28, 1998, was $175,615. In addition, Mr. Teixeira received a bonus of $19,375. He also received an automobile allowance of $6,600 per annum. Under his employment agreement, Mr. Teixeira is obligated to devote his full business time to the affairs of the Company. Further, if within 180 days after a "change of control" Mr. Teixeira were terminated for any reason (other than the commission of a felony or the perpetration of fraud against the Company), he would then be entitled to receive an amount equal to twelve months' salary. The employment agreement prevents Mr. Teixeira from competing with the Company for six months after his employment is terminated.

     Effective September 1, 1996, a principal subsidiary of the Company entered into a 30-month employment agreement with Sandra Parshall to serve as Vice President of Operations until February 28, 1999. The employment agreement provides for an annual base salary of $135,000, $140,000 and $150,000 for each of the three years ending February 28, 1997, 1998 and 1999, respectively. In addition, the Company leases an automobile for Ms. Parshall's use at an annual cost of approximately $6,400. Ms. Parshall's base salary for the fiscal year ended February 28, 1998 was $148,105. Ms. Parshall also received a $25,000 bonus. Further, if Ms. Parshall were terminated by the Company for any reason (other than a breach of the employment agreement) she would then be entitled to receive a severance payment equal to six months' salary. The employment agreement requires Ms. Parshall to devote her full business time to the affairs of the Company and prevents Ms. Parshall from competing with the Company for one year after her employment is terminated.

     As of February 9, 1998, a principal subsidiary of the Company entered into a 37-month employment agreement with Dale R. Clift to serve as Executive Vice President, Finance, and Chief Financial Officer until March 31, 2001. The employment agreement provides for a base salary of $225,000 per annum. Additionally, Mr. Clift received a bonus of $18,000, reimbursement of his moving expenses up to $40,000, an automobile allowance of approximately $7,000 per annum and options to purchase 333,332 shares of Class A Common Stock. Further, if within 12 months after a "change of control" Mr. Clift is discharged, or he resigns, for any reason (other than a breach of his employment agreement) he would be entitled to receive a severance payment equal to 2.99 times his average annual base salary to be paid weekly for the three-year period following such discharge or resignation. Under his employment agreement, Mr. Clift is obligated to devote his full business time to the affairs of the Company and he is prevented from competing with the Company for six months after his employment is terminated. Mr. Clift's base salary for the fiscal year ended February 28, 1998 was $8,655.

     Effective October 1, 1997, a principal subsidiary of the Company entered into a 38-month employment agreement with Cynthia Nye to serve as the Senior Vice President, Corporate Support Services until November 30, 2000. Ms. Nye's current base salary is $155,000 per annum, which base salary increases by no less than 5% per year. She also received options to purchase 10,000 shares of Class A Common Stock. Further, if within 12 months of a "change of control" Ms. Nye is discharged, or she resigns, for any reason (other than a breach of her employment agreement) she would be entitled to receive a severance payment equal to one year's salary to be paid weekly for one year following such discharge or resignation. The employment agreement requires Ms. Nye to devote her full business time to the affairs of the Company and prevents her from competing with the Company for one year after her employment is terminated. Ms. Nye's base salary for the fiscal year ended February 28, 1998 was $149,835.

     If a "change of control" were to occur prior to the next anniversary date of the respective employment agreements of Stephen Savitsky, David Savitsky, Dale R. Clift, Edward Teixeira and Cynthia Nye and such officers' employment relationships with the Company were to terminate for reasons triggering the severance payments noted above, then the Company would be obligated to make lump sum payments to them in the approximate amounts of $1,594,000, $1,228,000, $673,000, $182,000 and $159,000, respectively. The lump sum severance payments payable after the end of the calendar year or the anniversary dates of the respective employment agreements, as the case may be, would change as a result of changes in such individuals' compensation. The term "change of control" as used in the employment agreements with the Company's executive officers refers to an event in which a person, corporation, partnership, association or entity
(i) acquires a majority of the Company's outstanding voting securities, (ii) acquires securities of the Company bearing a majority of voting power with respect to election of directors of the Company, or (iii) acquires all or substantially all of the Company's assets.

DIRECTOR COMPENSATION

     Each director who is not an officer or employee of the Company receives a fee of $10,000 per annum for service on the Company's Board of Directors. Directors who are officers or employees of the Company receive no fees for service on the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of June 22, 1998 with respect to the beneficial ownership of the Company's Class A Common Stock, Class B Common Stock and the Company's Class A Preferred Stock, $1.00 par value per share (the "Preferred Stock") by (i) each person known to the Company who beneficially owns more than 5% of any class of voting securities of the Company,
(ii) each director of the Company, (iii) the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group.

CLASS A AND CLASS B COMMON STOCK


                                                        AMOUNT AND NATURE OF
                                                       BENEFICIAL OWNERSHIP(1)
                               --------------------------------------------------------------------------------------------
                                                   PERCENTAGE OF                           PERCENTAGE OF
                                 NUMBER OF           OUTSTANDING        NUMBER OF           OUTSTANDING
                                 SHARES OF           SHARES OF          SHARES OF           SHARES OF         PERCENTAGE OF
NAME OF                           CLASS A             CLASS A            CLASS B              CLASS B          OUTSTANDING
BENEFICIAL OWNER               COMMON STOCK(2)      COMMON STOCK      COMMON STOCK(3)       COMMON STOCK       VOTES OWNED
-----------------              ---------------      ------------      --------------        ------------       ------------

Stephen Savitsky (4) ......... 1,675,454(5)(6)        7.3%              342,738                32.6%               15.2%
David Savitsky (4) ........... 1,624,153(6)(7)(8)     7.1%              378,537(9)             36.0%               16.2%
Bernard J. Firestone (10) ....     1,500(11)           *                2,100(12)                *                   *
Jonathan J. Halpert (10) .....        --               --                  --                   --                  --
Donald Meyers (10) ...........     2,000(13)           *                   ---                  ---                  *
Gary Tighe (10) ..............       100               *                   ---                  ---                  *
Edward Teixeira (10) .........    74,467(14)           *                   ---                  ---                  *
Cynthia Nye (10) .............    44,000(15)           *                   ---                  ---                  *
Sandra Parshall (10) .........    16,667(16)           *                   ---                  ---                  *
S Squared Technology
   Corp. (17) ................ 2,714,500             12.7%                 ---                  ---                 8.5%
Dimensional Fund
   Advisors, Inc. (18) ....... 1,372,460              6.4%                 ---                  ---                 4.3%
Wellington
   Management
   Company, LLP (19) ......... 2,195,000             10.2%                 ---                  ---                 6.9%
All executive officers
  and directors as a
  group (12 persons) ......... 3,345,234(6)(20)      13.6%              723,375                68.8%               30.3%


----------

*Less than one percent


CLASS A PREFERRED STOCK (21)


                                             AMOUNT AND NATURE     PERCENTAGE OF
                                              OF BENEFICIAL      OUTSTANDING SHARES
NAME OF BENEFICIAL OWNER (22)                   OWNERSHIP               OWNED
-----------------------------                   ---------               -----

Stephen Savitsky............................     333 1/3                 50%
David Savitsky..............................     333 1/3                 50%
All executive officers
   and directors as a group (12 persons)....     666 2/3                100%




                                                        (footnotes on next page)

(footnotes from previous page)

(1) "Beneficial ownership" is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In general, a person is treated as the "beneficial owner" of stock under Rule 13d-3 if such person has (or shares) (i) either investment power or voting power over such stock (which may be by means of a contract, arrangement, understanding, relationship or otherwise), or (ii) the right to acquire such stock within 60 days, including by means of the exercise of an option or the conversion of a convertible security. Each beneficial owner's percentage of ownership and percentage of votes is determined by assuming that options that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date of this table have been exercised. Except as indicated in the footnotes that follow, shares listed in the table are held with sole voting and investment power.

(2) Each holder of record of shares of Class A Common Stock is entitled to one vote per share held by such holder.

(3) Each holder of record of Class B Common Stock is entitled to ten votes for each share of Class B Common Stock held by such holder, except in certain circumstances which are inapplicable to the election of directors and the other proposals to be considered at the Annual Meeting.

(4) The address of each of these persons is c/o Staff Builders, Inc., 1983 Marcus Avenue, Lake Success, New York 11042. Each of these persons has sole power with respect to the voting and investment of the shares which he owns, except as follows: on November 1, 1991, Ephraim Koschitzki, a former executive officer and director of the Company, granted to Stephen Savitsky and David Savitsky a ten year revocable proxy to vote all shares of Common Stock now or hereafter owned of record by him. The Company believes that Mr. Koschitzki beneficially owns 225,440 shares of Class A Common Stock underlying options granted to him. As a result, (i) Stephen Savitsky has sole voting and investment power with respect to 1,450,014 shares of Class A Common Stock and 342,738 shares of Class B Common Stock and has shared voting power with respect to the 225,440 shares of Class A Common Stock beneficially owned by Mr. Koschitzki and (ii) David Savitsky has sole voting and investment power with respect to 1,398,563 shares of Class A Common Stock and 377,537 shares of Class B Common Stock and has shared voting power with respect to the 225,440 shares of Class A Common Stock beneficially owned by Mr. Koschitzki.

(5) Includes options to purchase 595,923 shares of Class A Common Stock under the 1994 Performance Based Stock Option Plan, options to purchase 397,000 shares of Class A Common Stock under the 1993 Stock Option Plan and options to purchase 334,000 shares of Class A Common Stock under the 1986 Non-Qualified Stock Option Plan.

(6) Includes options to purchase 225,440 shares of Class A Common Stock granted to Ephraim Koschitzki which are subject to the revocable proxy referred to in footnote 4 above.

(7) Includes options to purchase 595,923 shares of Class A Common Stock under the 1994 Performance Based Stock Option Plan, options to purchase 397,000 shares of Class A Common Stock under the 1993 Stock Option Plan and options to purchase 320,000 shares of Class A Common Stock under the 1986 Non-Qualified Stock Option Plan.

(footnotes continued from previous page)

(8) Includes 150 shares of Class A Common Stock held by David Savitsky's wife. Mr. Savitsky disclaims beneficial ownership of these shares.

(9) Includes 1,000 shares of Class B Common Stock held by Mr. Savitsky's wife as trustee for the benefit of their three children. Mr. Savitsky disclaims beneficial ownership of these shares.

(10) The address of each of these persons is c/o Staff Builders, Inc., 1983 Marcus Avenue, Lake Success, New York 11042. Each of these persons has sole power with respect to the voting and investment of the shares which he owns.

(11) Includes options to purchase 1,500 shares of Class A Common Stock under the 1986 Non-Qualified Stock Option Plan.

(12) Includes 1,000 shares of Class B Common Stock held by Dr. Firestone's wife. Dr. Firestone disclaims beneficial ownership of these shares.

(13) Includes 2,000 shares of Class A Common Stock held by Mr. Meyers' wife. Mr. Meyers disclaims beneficial ownership of these shares.

(14) Includes options to purchase 25,000 shares of Class A Common Stock under the 1994 Performance-Based Stock Option Plan, options to purchase 15,000 shares of Class A Common Stock under the 1986 Non-Qualified Stock Option Plan, options to purchase 27,800 shares of Class A Common Stock under the 1983 Incentive Stock Option Plan and options to purchase 6,667 shares of Class A Common Stock under the 1993 Stock Option Plan.

(15) Includes options to purchase 15,000 shares of Class A Common Stock under the 1994 Performance-Based Stock Option Plan, options to purchase 1,000 shares of Class A Common Stock under the 1986 Non-Qualified Stock Option Plan, options to purchase 18,000 shares of Class A Common Stock under the 1983 Incentive Stock Option Plan and options to purchase 10,000 shares of Class A Common Stock under the 1993 Stock Option Plan.

(16) Includes options to purchase 16,667 shares of Class A Common Stock under the 1993 Stock Option Plan.

(17) S Squared Technology Corp. ("S Squared"), a registered investment adviser, is located at 515 Madison Avenue, New York, New York 10022. Includes 2,502,500 shares of Class A Common Stock for which S Squared has sole voting and sole investment power and 212,000 shares of Class A Common Stock for which S Squared has shared voting and shared investment power. The shares are owned by limited partnerships for which S Squared is the sole general partner, by advisory clients of S Squared, and by Seymour Goldblatt, the principal of S Squared, and members of his family.

(18) Dimensional Fund Advisors, Inc. ("Dimensional"), a registered investment advisor, is located at 1299 Ocean Avenue, Santa Monica, California 90401. Dimensional is deemed to have beneficial ownership of 1,372,460 shares of Class A Common Stock as of December 31, 1997, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business

(footnotes continued from previous page)

     trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

(19) Wellington Management Company, LLP ("Wellington"), a registered investment adviser, is located at 75 State Street, Boston, Massachusetts 02109. Includes 1,965,000 shares of Class A Common Stock, for which Wellington has shared voting and shared investment power and 230,000 shares of Class A Common Stock for which Wellington has shared investment power.

(20) Includes options to purchase 1,315,179 shares of Class A Common Stock under the 1994 Performance Based Stock Option Plan, options to purchase 837,334 shares of Class A Common Stock under the 1993 Stock Option Plan, options to purchase 681,500 shares of Class A Common Stock under the 1986 Non-Qualified Stock Option Plan and options to purchase 70,800 shares of Class A Common Stock under the 1983 Incentive Stock Option Plan.

(21) The approval of holders of two-thirds of the shares of Preferred Stock is required to approve certain business combinations with respect to the Company.

(22) Each person has sole power with respect to the voting and investment of the shares which such person owns.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective April 1, 1992, the Company approved the sale by CTR Management Corp. ("CTR") of a home care franchise for Nassau County, New York to Bayit Care Corp. ("BCC"). The shareholders, officers and directors of BCC are Stuart Savitsky, son of Stephen Savitsky, Samuel Schreier, the son-in-law of Stephen Savitsky, and Julie Schreier, the daughter of Stephen Savitsky. The terms and conditions of the franchise agreement between the Company and BCC, entered into at the time of the sale, are substantially similar to those for other franchisees of the Company, including the term of ten years with a five year renewal option. In connection with the acquisition of its franchise, CTR purchased certain assets of an existing branch office of the Company for $911,000. The purchase price was evidenced by a promissory note, dated August 30, 1989. BCC purchased the franchise from CTR by assuming this promissory note which, at the time of BCC's purchase of the franchise, had an outstanding principal balance of $844,573 (the "BCC Note"). The terms of the BCC Note originally provided for repayment of the outstanding principal amount in 120 consecutive monthly installments of $7,038 each, commencing May 1, 1994, together with interest at 3% over the prime rate, payable monthly. Effective June 1, 1994, the BCC Note was amended and restated to (i) provide for the repayment of the outstanding principal amount over a fifteen (15) year period, and (ii) reduce the interest rate to the prime rate. The amended principal payment schedule requires fixed monthly principal payments of $3,500 each with all unpaid principal due at the end of the fifteen (15) year period or earlier upon the termination of the franchise agreement for such franchise. The BCC Note is secured by all of the franchisee's assets. The Company restructured the BCC Note because it found the additional monthly expense associated with the start of the principal repayment schedule in May 1994 to have a clear negative impact on the franchisee's ability to operate the franchise. As described in greater detail below, during the fiscal year ended February 28, 1998, the Company retained $59,881 from the amount otherwise due to BCC under the terms of its franchise agreement as interest payments on the BCC Note. The outstanding balance of the BCC Note was $687,073 at February 28, 1998.

     Effective March 1, 1998, Boro Care Corp. ("Boro") acquired a home care franchise for Bronx, Kings, New York and Queens counties in New York. Stuart Savitsky and Samuel Schreier each own 45% of the capital stock of Boro. To acquire the franchise, Boro agreed to pay a $29,500 franchise fee, payable in 12 consecutive monthly payments of $2,458 commencing March 1, 1998. As part of the franchise transaction, Boro purchased certain assets for $50,000 and issued a $50,000 promissory note (the "First Boro Note") to the Company with respect to such purchase. Boro also received a $200,000 line of credit and issued a $200,000 promissory note (the "Second Boro Note") to the Company with respect to such line of credit. The terms of the First Boro Note require repayment of the $50,000 in 108 consecutive monthly payments of principal plus interest, computed at 3% over prime, commencing March 1, 1999. The terms of the Second Boro Note require monthly payments of interest, computed at 3% over prime, commencing 30 days after the first withdrawal of funds on the available line of credit. Monthly principal payments are required commencing 24 months after the first withdrawal of funds on the available line of credit, through the expiration date of the line of credit on March 1, 2006. The terms and conditions of the franchise agreement between the Company and Boro are substantially similar to those for other franchises of the Company, except that the Boro franchise agreement provides the franchise with two additional five-year renewal options.

     Effective September 8, 1996, DSS Staffing Corp. ("DSS") acquired a medical staffing services franchise from the Company for Nassau, Suffolk, Queens, Kings, New York, Bronx and Richmond counties in New York. Stuart Savitsky and Samuel Schreier each owns one third of the outstanding capital stock of DSS. As part of the franchise transaction, DSS paid a $75,000 franchise fee, agreed to make monthly payments of $10,500 for a period of five years and entered into a franchise agreement with the Company. The terms and conditions of the franchise agreement between the Company and DSS are substantially similar to those for other franchisees of the Company, except that the DSS franchise agreement provides the franchise with two additional five-year renewal options.

     Effective August 23, 1993, Home Care Plus, Inc. ("Home Care") acquired a home care franchise from the Company for Bristol and Barnstable counties in Massachusetts. Edward Teixeira and his wife each owns 25% of the outstanding capital stock of Home Care. In purchasing the franchise, Home Care paid a $23,000 franchise fee, received a commitment to advance up to $75,000 for expenses from the Company, issued a $75,000 promissory note (the "Home Care Note") to the Company with respect to such advance, and entered into a franchise agreement with the Company. The terms of the Home Care Note required repayment of the $75,000 in 60 consecutive monthly payments of principal and interest, computed at 3% over prime, through August 1999. Effective April 1, 1998, the Home Care Note was amended to provide for a three month payment deferral through June 1998 and monthly principal and interest payments of $1,280 from July 1998 through November 1999. The terms and conditions of the franchise agreement between the Company and Home Care are substantially similar to those for other franchisees of the Company, including the term of ten years with a five-year renewal option. During the fiscal year ended February 28, 1998, the Company retained $3,333 from the amount otherwise due Home Care under the terms of its franchise agreement as interest payments on the Home Care Note. The outstanding balance of the Home Care Note was $21,144 at February 28, 1998.

     Effective February 6, 1995, Home Care Plus Two, Inc. ("Home Care Two") acquired a home care franchise from the Company for Worcester, Hampden and Franklin counties in Massachusetts. Edward Teixeira and his wife each owns 25% of the outstanding capital stock of Home Care Two. During fiscal 1996, Home Care Two paid $29,500 for the purchase of this franchise. The terms and conditions of the franchise agreement between the Company and Home Care Two are substantially similar to those for other franchisees of the Company, including the term of ten years with a five-year renewal option. On November 27, 1996, Home Care Two received a $50,000 advance for expenses for which a promissory note was issued to the Company (the "Home Care Two Note"). The terms of the Home Care Two Note required repayment of the $50,000 in 36 consecutive monthly payments of principal and interest, computed at 3% over prime, through December 1999. Effective April 1, 1998, the Home Care Two Note was amended to provide for a three month payment deferral through June 1998 and monthly principal and interest payments of $1,425 from July 1998 through March 2000. Mr. Teixeira has guaranteed payment of all amounts due under the Home Care Two Note. During the fiscal year ended February 28, 1998, the Company retained $3,992 from the amounts otherwise due Home Care Two under the terms of its franchise agreement as interest payments on the Home Care Two Note. The outstanding balance of the Home Care Two Note was $29,167 at February 28, 1998.

     Effective February 20, 1998, ViTex, Inc. ("VTI") acquired a medical staffing services franchise from the Company for Worcester County and surrounding areas in Massachusetts. Edward Teixeira's wife owns 50% of the capital stock of VTI. VTI agreed to pay a franchise fee of $10,000 in one installment of $5,000, which was paid in February 1998, and the balance in five consecutive monthly payments of $1,000 commencing June 1998. The terms and conditions of the franchise agreement between the Company and VTI are substantially similar to those for other franchisees of the Company including the term of ten years with a five-year renewal option.

     Effective July 20, 1995, Cynthia Nye, Senior Vice President, Corporate Support of a principal subsidiary of the Company, acquired 9% of the outstanding stock of Partners Two Management Corp. ("Partners"), an existing home care franchise for Suffolk County, New York. The terms and conditions of the franchise agreement between the Company and Partners are substantially similar to those for other franchisees of the Company, including the term of ten years with a five-year renewal option. Prior to Ms. Nyes purchase of her stock in Partners, Partners had assumed the obligations of a promissory note issued by a predecessor franchise in the remaining principal amount of $300,000 (the "Partners Note"). As of April 1, 1997, the terms of the Partners Note were amended to provide for monthly payments of interest only in the amount of $2,105 from May 1997 through February 1998 and payments of principal and interest in the amount of $6,612 from March 1998 through October 2001. On February 16, 1998, the terms of the Partners Note were further amended to provide for monthly principal payments of $250 from March 1998 through March 1999, monthly principal and interest payments of $2,611 from April 1999 through October 2003 and a balloon payment of $50,000 on October 25, 2003. The Partners Note continues to bear annual interest at 2% over the prime rate. As described in greater detail below, during the fiscal year ended February 28, 1998, the Company retained $25,237 from the amount otherwise due Partners under the terms of its franchise agreement as interest payments on the Partners Note. The outstanding balance of the Partners Note was $240,625 at February 28, 1998.

     Under the Company's franchise program, the Company processes and pays the payroll to the field employees who service clients and invoices the clients for such services. Each month the Company pays the franchisee 60% of the gross margin dollars (in general, the difference between the amount so invoiced and the payroll and related expenses for such field employees) from the franchisee's business for the prior month's activity. Franchisees are responsible for their general and administrative expenses, including office payroll. If the franchisee elects, the Company will process payment of the franchisee's office payroll and some or all of the franchisee's other administrative expenses, and withhold the amount so expended from the 60% gross margin otherwise due the franchisee. During the fiscal year ended February 28, 1998, the Company paid (i) BCC $236,994 under the terms of its franchise agreement, representing a 60% gross margin of $1,617,788 less $59,881 and $42,000 of interest and principal, respectively, withheld on the

BCC Note and $1,278,913 withheld for administrative expenses; (ii) DSS $485,708 under the terms of its franchise agreement, representing a 60% gross margin of $1,846,838 less $1,361,130 withheld for administrative expenses; (iii) Home Care $1,383,935 under the terms of its franchise agreement, representing a 60% gross margin of $1,789,196 less $3,333 and $14,925 of interest and principal, respectively, withheld on the Home Care Note and $387,102 withheld for administrative expenses; (iv) Home Care Two $531,178 under the terms of its franchise agreement, representing a 60% gross margin of $875,606 less $3,992 and $16,667 of interest and principal, respectively, withheld on the Home Care Two Note and $323,769 withheld for administrative expenses; and (v) Partners $370,273 under the terms of its franchise agreement, representing a 60% gross margin of $2,442,769 less $25,237 and $3,375 of interest and principal, respectively, withheld on the Partners Note and $2,043,884 withheld for administrative expenses.

     In order to facilitate the acquisition of a franchise by a willing prospective franchisee, the Company will frequently accept a promissory note as consideration for the purchase from the Company of an existing branch location and will occasionally advance expenses to a franchisee. The Company's transactions with BCC, DSS, Home Care, Home Care Two, VTI, Boro and Partners described above are consistent with this business purpose and with accommodations which have been granted to other, unaffiliated franchisees.

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

                                   STAFF BUILDERS, INC.

                                   By:/s/ Stephen Savitsky
                                      -------------------------------
                                      Stephen Savitsky
                                      Chairman of the Board,
                                      President and Chief
                                      Executive Officer

Dated:  June 26, 1998

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


    Signature                          Title                                    Date
    ---------                           -----                                   ----

/s/ Stephen Savitsky
________________________        Chairman of the Board, President           June 26, 1998
Stephen Savitsky                and Chief Executive Officer
                                (Principal Executive Officer) and
                                Director


/s/ David Savitsky
________________________        Executive Vice President, Chief            June 26, 1998
David Savitsky                  Operating Officer, Secretary,
                                Treasurer and Director


/s/ Dale R. Clift
________________________        Executive Vice President, Finance          June 26, 1998
Dale R. Clift                   and Chief Financial Officer
                                (Principal Financial Officer)


/s/ Willard T. Derr
________________________        Senior Vice President-Controller           June 26, 1998
Willard T. Derr                 (Principal Accounting Officer)






           *                    Director                                   June 26, 1998
________________________
Bernard J. Firestone,
Ph.D.



           *                    Director                                   June 26, 1998
________________________
Jonathan Halpert,
Ph.D.




           *                    Director                                   June 26, 1998
________________________
Donald Meyers



*By: /s/ Stephen Savitsky
     _________________________
     (Stephen Savitsky,
      Attorney-in-Fact)

