Form 10-Q
period 1998-05-31
STAFF BUILDERS INC /DE/
filed 1998-07-15
CIK 720480

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED MAY 31, 1998, OR

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

The number of shares of Class A Common Stock and Class B Common
Stock outstanding on July 13, 1998 was 21,421,824 and 1,050,909 shares, respectively.

STAFF BUILDERS, INC. AND SUBSIDIARIES


                                 INDEX





                                                        PAGE NO.
PART I.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets -
          May 31, 1998 and February 28, 1998                 2

          Condensed Statements of Consolidated
          Operations - Three months ended
          May 31, 1998 and 1997                              3

          Condensed Statements of Consolidated Cash
          Flows - Three months ended May 31, 1998
          and 1997                                           4

          Notes to Condensed Consolidated Financial
          Statements                                       5-6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS    7-8

          Factors Affecting the Company's Future
          Performance                                      8-9

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBIT AND REPORTS ON FORM 8-K                    9

PART I.  FINANCIAL INFORMATION
STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)                 MAY 31,
                                                   1998     FEBRUARY 28,
                                               (UNAUDITED)      1998
ASSETS:
Current Assets:
 Cash and cash equivalents                       $  3,025     $  1,931
 Accounts receivable, net of allowance
   for doubtful accounts of $3,700 and
   $3,600, respectively                            56,333       76,668
 Deferred income tax benefits                       3,086        3,081
 Prepaid expenses and other current assets          5,332        4,371
   Total current assets                            67,776       86,051

Fixed Assets, net of accumulated
  depreciation of $9,178 and
  $8,187, respectively                             11,474       11,548
Intangible Assets, net of accumulated
  amortization of $10,578 and
  $10,413, respectively                            27,657       26,995
Investment in unconsolidated affiliate             15,584       15,125
Other Assets                                       11,090       10,682
Total                                            $133,581     $150,401

LIABILITIES:
Current Liabilities:
 Accounts payable and accrued expenses           $ 29,156     $ 35,910
 Accrued payroll and payroll related expenses      26,147       27,233
 Current portion of long-term liabilities           8,648        8,596
   Total current liabilities                       63,951       71,739

Long-Term Debt                                     29,509       36,293
Other Liabilities                                   4,052        4,000

STOCKHOLDERS' EQUITY:
Class A Common Stock - $.01 par value;
  50,000,000 shares authorized; 21,881,556
  and 23,009,247 outstanding at May 31, 1998
  and February 28, 1998, respectively                 219          230
Class B Common Stock - $.01 par value;
  1,554,936 shares authorized; 1,053,609 and
  1,056,356 outstanding at May 31, 1998 and
  February 28, 1998, respectively                      10           10
Convertible Preferred Stock, Class A;
  666 2/3 shares outstanding                            1            1
Additional paid-in capital                         71,502       73,692
Accumulated deficit                               (35,663)     (35,564)
   Total stockholders' equity                      36,069       38,369
Total                                            $133,581     $150,401

        See notes to condensed consolidated financial statements.

                                   -2-

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In thousands, except per share data)

                                                  Three Months Ended
                                                        May 31,
                                                    1998      1997
Revenues:
  Service revenues:
  Home health care                               $ 83,607   $115,478
  ATC supplemental staffing                        20,615     14,884
  Total service revenues                          104,222    130,362
  Sales of franchises and fees, net                   415        139
Total revenues                                    104,637    130,501

Costs and Expenses:
  Operating costs                                  71,241     83,976
  General and administrative expenses              33,286     44,002
  Amortization of intangible assets                   312        712
  Interest expense                                    953        869
  Interest (income)                                  (345)      (310)
  Other (income) expense, net                        (635)      (291)
Total costs and expenses                          104,812    128,958

Income (Loss) Before Income Taxes                    (175)     1,543

Provision (Benefit) for Income Taxes                  (76)       694

Net Income (Loss)                                $    (99)  $    849

Weighted average number of common and
  common equivalent shares:

    Basic                                          23,647     23,842

    Diluted                                        23,647     24,080

Income per common and
  common equivalent share:

    Basic                                            $.00       $.04

    Diluted                                          $.00       $.04

       See notes to condensed consolidated financial statements.

                                  -3-



STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In thousands)
                                                  Three Months Ended
                                                        May 31,
                                                    1998        1997
Cash Flows from Operating Activities:
Net income (loss)                                 $   (99)     $  849
Adjustments to reconcile net income (loss)
  to net cash provided by operations:
    Depreciation and amortization of fixed assets     990         908
    Amortization of intangibles and other assets      312         712
    Allowance for doubtful accounts                   100         100
    Deferred income taxes                              (3)        (38)
    Write-off of goodwill                              -          157
   (Earnings) from unconsolidated affiliate          (542)         -
    Increase in other long-term liabilities            79          40
Change in operating assets and liabilities:
    Accounts receivable                            20,234      (3,931)
    Prepaid expenses and other current assets        (953)      2,020
    Accounts payable and accrued expenses          (7,870)      2,050
    Income taxes payable                               -           57
    Other assets                                     (410)     (2,101)
Net cash provided by operating activities          11,838         823

Cash Flows from Investing Activities:
Acquisition of businesses                            (627)       (338)
Disposition of business                                -          (70)
Additions to fixed assets                             (95)       (210)
Net cash used in investing activities                (722)       (618)

Cash Flows from Financing Activities:
Proceeds from Employee Stock Purchase Plan            108         151
Exercise of options                                    35          -
Purchase and retirement of common stock            (2,345)         -
Increase (decrease) in borrowings under
 revolving line of credit                          (5,653)      1,922
Reduction in other long-term liabilities           (2,167)     (1,175)
Net cash provided by (used in)
 financing activities                             (10,022)        898

Net Increase in Cash and Cash Equivalents           1,094       1,103
Cash and Cash Equivalents, Beginning
  of Period                                         1,931       2,006
Cash and Cash Equivalents, End of Period          $ 3,025      $3,109

Supplemental Data:
Cash paid for:
  Interest                                        $   881      $  750

  Income taxes, net                               $(1,428)     $  465

Acquisition of business through issuance of
  notes payable                                   $   275      $   -

Fixed assets purchased through capital lease
  agreements                                      $   821      $  867

       See notes to condensed consolidated financial statements.

                                  -4-
STAFF BUILDERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. FINANCIAL STATEMENTS - In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of May 31, 1998 and February 28, 1998 and the results of operations and the cash flows for the three months ended May 31, 1998 and 1997. Certain prior period amounts have been reclassified to conform with the May 1998 presentation.

     The results for the three months ended May 31, 1998 and 1997 are not necessarily indicative of the results for an entire year. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited financial statements as of February 28, 1998 and for the year then ended.

2. HEALTH CARE REFORM LEGISLATION - The Balanced Budget Act of 1997 ("BBA") which was enacted by Congress resulted in significant changes to cost based reimbursement for Medicare home health care providers. The BBA provided for an interim payment system ("IPS") which became effective for the Company as of March 1, 1998. The effect of changes under the IPS was to reduce the limits for the amount of costs that are reimbursable by Medicare. Accordingly, the Company together with many of the Company's franchisees have modified their operations as needed to meet the restrictive demands of the IPS, including taking steps to reduce costs and maximize operational efficiencies within the constraints of the IPS. Based upon the Company's evaluation of each franchisee's operations and the operating plans submitted by its franchisees, the Company has funded the operational expenses of many of its franchisees which have incurred losses resulting from the provision of Medicare services. During the three months ended May 31, 1998 ("the 1998 period"), the Company recognized $1.2 million of net royalty income and advanced an additional $800 thousand in working capital to these franchises, which amounts are included in Prepaid Expenses and Other Current Assets in the accompanying condensed consolidated balance sheet of May 31, 1998. The Company expects to begin recovering these amounts as these franchisees return to appropriate levels of operations later in the year ending February 28, 1999. The results of the Company's and franchisees' continuing cost reductions, changes in revenue mix and care management strategies, in response to the IPS, have not yet fully offset the decrease in Medicare revenues in the 1998 period. Further, the Company has converted approximately 15 franchise locations to company owned operations during the 1998 period.

3.   EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE - The
     Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced

                               -5-
     the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share, effective with fiscal years ending after December 15, 1997. Earnings per share amounts for all periods have been restated to conform to the SFAS No. 128 requirements.

     The shares used in computing basic earnings per share were 23,647,395 and 23,842,086 shares for the three months ended May 31, 1998 and 1997, respectively. The shares used in computing diluted earnings per share were 23,647,395 and 24,080,095 for the three months ended May 31, 1998 and 1997, respectively.

     Since March 1998 to date, the Company purchased and retired a total of 1,667,800 shares of its common stock at a cost of $3.1 million.

4. PROVISION (BENEFIT) FOR INCOME TAXES - The provision (benefit) for income taxes for the three months ended May 31, 1998 and 1997 is based upon the Company's estimated tax provision required for the full year.

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

     Although the Company cannot estimate the ultimate cost of its open legal matters with precision, it maintains a loss contingency accrual for the aggregate, estimated amount to settle such matters. In management's opinion, settlement of these matters will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.








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


Results of Operations

Total revenues decreased by $25.9 million or 19.8% for the three months ended May 31, 1998 ("the 1998 period") to $104.6 million from $130.5 million for the three months ended May 31, 1997 ("the 1997 period"). The decrease was primarily due to a decrease in Medicare revenues of approximately $30.7 million, resulting from the negative impact of the Medicare Interim Payment System, enacted under the Balanced Budget Act of 1997, which limits the amount of costs which are reimbursable under the Medicare program. This decrease was partially offset by an increase of approximately $5.7 million in revenues generated by the Company's ATC supplemental staffing division. The Company opened eight new offices during the 1998 period in response to increased market demand for these services, to a total of 54 supplemental staffing service locations as of May 31, 1998.


The Company's home health care revenues were $83.6 million and $115.5 million in the 1998 and 1997 period, respectively. The following are the Company's home health care service revenues by payment source:

                                             Three Months Ended
                                                   May 31,
                                              1998        1997

Medicare                                      47.9%       61.3%
Medicaid and other local government
 programs                                     30.7        21.8
Insurance and individuals                     19.6        14.8
Other                                          1.8         2.1
Total                                        100.0%      100.0%


Operating costs were 68.4% and 64.4% of service revenues for the 1998 and 1997 periods, respectively. The increase in operating costs as a percentage of service revenues was primarily due to a change in revenue mix toward non-Medicare services which have lower gross margins.

General and administrative expenses decreased by $10.7 million, or 24.4%, to $33.3 million for the 1998 period from $44.0 million for the 1997 period. These costs, expressed as a percentage of service revenues, were 31.9% and 33.8% for the 1998 and 1997 periods, respectively. The decrease in general and administrative expenses

                               -7-
is primarily due to a reduction in those expenses related to the decline in Medicare services.

Interest expense was approximately $900 thousand in each of the 1998 and 1997 periods. Interest expense consists primarily of interest on its secured line of credit facility and on capital leases.

The benefit for income taxes was approximately $80 thousand in the 1998 period. The provision for income taxes was approximately $700 thousand in the 1997 period. The Company's effective income tax rate was 43% in the 1998 period and 45% in the 1997 period.

Liquidity and Capital Resources

The Company has a secured credit facility which consists of a revolving line of credit, an acquisition line of credit and a standby letter of credit facility under which it can borrow up to an aggregate amount of $50 million. As of May 31, 1998 and February 28, 1998, the amounts available for borrowing under the credit facility were approximately $19.0 million and $18.6 million, respectively.

In April 1998, an amendment was made to the credit facility which increased the maximum available amount of the acquisition line of credit from $15 million to $25 million and expanded the purpose to include stock repurchases in amounts up to $10 million. The acquisition line of credit continues to provide for borrowings up to $15 million without collateral to finance acquisitions made by the Company. Since March 1998 to date, the Company purchased and retired a total of 1,667,800 shares of its common stock at a cost of $3.1 million.

At May 31, 1998 and February 28, 1998, the Company borrowed $23.0 million and $29.4 million, respectively, under this facility. Trade accounts receivable at May 31, 1998 and February 28, 1998 were outstanding approximately 63 days and 58 days, respectively.

At May 31, 1998, the Company's debt obligations due within the next twelve months were $8.6 million.

The Company expects that its existing working capital, cash from operations and its credit facilities will be sufficient to meet its needs for at least the next twelve months.

FORWARD LOOKING STATEMENTS

          Certain statements in this report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by their inclusion of phrases such as "the Company anticipates", "the Company believes" and other phrases of similar meaning. These forward looking statements are based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements including those risks detailed in the Company's Form 10-K as of February 28, 1998 and for the year then ended. The potential risks and uncertainties which could cause actual results to differ materially from the Company's expectations include the impact of further changes in the Medicare reimbursement system, including any changes to the current Interim Payment System ("IPS") and/or the implementation of a prospective payment system; government regulation; health care reform; pricing pressures from third-party payors, including managed care organizations; retroactive Medicare audit adjustments; and changes in laws and interpretations of laws or regulations relating to the health care industry.

As a result of the implementation of the IPS as provided for in the Balanced Budget Act of 1997, the Company's fiscal year ending February 28, 1999 net revenues are estimated to be less than the prior fiscal year due principally to reductions in the limits for the amount of costs that are reimbursable in connection with the provision of Medicare services. Further changes in the law and regulations as well as new interpretations enforced by the relevant regulatory agencies could have an adverse effect on the Company's operations and the cost of doing business. Additionally, uncertainties relating to the nature and outcomes of health care reforms have also generated numerous realignments, combinations and consolidations in the health care industry which may also have an adverse impact on the Company's business strategy and results of operations. The Company expects that in addition to industry consolidation generally, there may be consolidations within Staff Builders' company-owned and franchised locations, with the likely result that there will be fewer offices by the end of its current fiscal year.



PART II. OTHER INFORMATION

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

(A)       Exhibit

          Exhibit No.
             10.1     Employment Agreement dated as of October 1,
1997 between the Company and Cynthia Nye.


(B)       Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant for the quarter ended May 31, 1998.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 Staff Builders, Inc.




Dated:  July 14, 1998       By:    /s/ Stephen Savitsky
                                 Stephen Savitsky
                                 Chairman of the Board, President
                                 and Chief Executive Officer




Dated:  July 14, 1998      By:    /s/ Dale R. Clift
                                 Dale R. Clift
                                 Executive Vice President, Finance
                                 and Chief Financial Officer
                                 (Principal Financial Officer)


Dated:  July 14, 1998      By:    /s/ Willard T. Derr
                                 Willard T. Derr
                                 Senior Vice President, Controller
                                 (Principal Accounting Officer)