Form 10-Q
period 1998-08-31
STAFF BUILDERS INC /DE/
filed 1998-10-15
CIK 720480

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED AUGUST 31, 1998, OR

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

The number of shares of Class A Common Stock and Class B Common
Stock outstanding on October 9, 1998 was 21,417,540 and 1,034,449 shares, respectively.

STAFF BUILDERS, INC. AND SUBSIDIARIES


                                 INDEX





                                                        PAGE NO.
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets -
          August 31, 1998 and February 28, 1998              2

          Condensed Statements of Consolidated
          Income - Three and six months ended
          August 31, 1998 and 1997                           3

          Condensed Statements of Consolidated Cash
          Flows - Six months ended August 31, 1998
          and 1997                                           4

          Notes to Condensed Consolidated Financial
          Statements                                       5-6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS    7-9

          Factors Affecting the Company's Future
          Performance                                        9

PART II   OTHER INFORMATION

ITEM 6.   EXHIBIT AND REPORTS ON FORM 8-K                   10

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)               AUGUST 31,
                                                  1998      FEBRUARY 28,
                                               (UNAUDITED)      1998
ASSETS:
Current Assets:
 Cash and cash equivalents                       $  2,241     $  1,931
 Accounts receivable, net of allowance
   for doubtful accounts of $4,100
   and $3,600, respectively                        43,482       76,668
 Deferred income tax benefits                       3,087        3,081
 Prepaid expenses and other current assets          5,277        4,371
   Total current assets                            54,087       86,051

Fixed Assets, net of accumulated depreciation
  of $10,097 and $8,187, respectively              11,316       11,548
Intangible Assets, net of accumulated
  amortization of $10,746 and $10,413,
  respectively                                     28,191       26,995
Investment in unconsolidated affiliate             16,395       15,125
Other Assets                                       11,781       10,682
Total                                            $121,770     $150,401

LIABILITIES:
Current Liabilities:
 Accounts payable and accrued expenses           $ 28,203     $ 35,910
 Accrued payroll and related expenses              24,600       27,233
 Current portion of long-term debt                  8,621        8,596
   Total current liabilities                       61,424       71,739

Long-term debt                                     20,707       36,293
Other Liabilities                                   4,131        4,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class A Common stock - $.01 par value;
  50,000,000 shares authorized; 21,508,008 and
  23,009,247 shares outstanding at August 31,
  1998 and February 28, 1998, respectively            215          230
Class B Common stock - $.01 par value;
  1,554,936 shares authorized; 1,041,249 and
  1,056,356 shares outstanding at August 31,
  1998 and February 28, 1998, respectively             10           10
Convertible preferred stock, Class A; 10,000
  shares authorized, 666 2/3 shares outstanding
  at August 31, 1998 and February 28, 1998,
  respectively.                                         1            1
Additional paid-in capital                         70,810       73,692
Accumulated deficit                               (35,528)     (35,564)
   Total stockholders' equity                      35,508       38,369
Total                                            $121,770     $150,401

        See notes to condensed consolidated financial statements.

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
(In thousands, except per share data)



                                     Three Months Ended    Six Months Ended
                                         August 31,            August 31,
                                        1998     1997       1998      1997

Revenues:
  Service revenues:
  Home health care                     $ 79,539  $115,373   $163,146  $230,850
  ATC supplemental staffing              23,455    15,896     44,070    30,781
  Total service revenues                102,994   131,269    207,216   261,631
  Sale of franchises and fee, net           368       348        783       487
Total revenues                          103,362   131,617    207,999   262,118

Costs and Expenses:
  Operating costs                        68,010    84,069    139,251   168,045
  General and administrative expenses    35,181    44,578     68,467    88,580
  Amortization of intangible assets         318       713        630     1,425
  Interest expense                          749       837      1,702     1,706
  Interest (income)                        (212)     (371)      (557)     (681)
  Other (income) expense, net              (927)       (8)    (1,562)     (299)
Total costs and expenses                103,119   129,818    207,931   258,776

Income Before Income Taxes                  243     1,799         68     3,342

Provision for Income Taxes                  108       810         32     1,504

Net Income                             $    135   $   989   $     36   $ 1,838

Weighted average number of common and
  common equivalent shares:

    Basic                                22,526    23,910     23,090    23,876

    Diluted                              22,563    24,246     23,190    24,137

Income per common and
  common equivalent share:

    Basic                                  $.01      $.04       $.00      $.08

    Diluted                                $.01      $.04       $.00      $.08


           See notes to condensed consolidated financial statements.

                                      -3-

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In thousands)
                                                   Six Months Ended
                                                      August 31,
                                                    1998       1997
Cash Flows from Operating Activities:
Net income                                        $    36    $ 1,838
Adjustments to reconcile net income to net
  cash provided by operations:
   Depreciation and amortization of fixed assets    1,987      1,858
   Amortization of intangibles and other assets       630      1,425
   Allowance for doubtful accounts                    500        200
   Deferred income taxes                               (5)       (82)
   Increase in other long-term liabilities            126         -
   Write-off of goodwill                              297        245
  (Earnings) of unconsolidated affiliate           (1,437)        -
Change in operating assets and liabilities:
   Accounts receivable                             32,685      1,035
   Prepaid expenses and other current assets         (894)     1,242
   Accounts payable and accrued expenses          (10,398)     8,233
   Income taxes payable                                (7)       121
   Other assets                                    (1,432)       (40)
Net cash provided by operating activities          22,088     16,075

Cash Flows from Investing Activities:
Acquisition of businesses                          (1,370)    (1,193)
Disposition of business                                -         (70)
Additions to fixed assets, net                       (130)      (266)
Net cash used in investing activities              (1,500)    (1,529)

Cash Flows from Financing Activities:
Proceeds from Employee Stock Purchase Plan            188        286
Exercise of stock options                              35         -
Purchase and retirement of common stock            (3,120)        -
Decrease in borrowings under
  revolving line of credit                        (15,065)    (1,871)
Reduction in other long-term liabilities           (2,316)    (2,351)
Net cash used in financing activities             (20,278)    (3,936)

Net Increase in Cash and Cash Equivalents             310     10,610
Cash and Cash Equivalents, Beginning
  of Period                                         1,931      2,006
Cash and Cash Equivalents, End of Period          $ 2,241    $12,616

Supplemental Data:
Cash paid for:
  Interest                                        $ 1,731    $ 1,507
  Income taxes, net                               $(1,389)   $   927

Fixed assets acquired through
  capital lease agreements                        $ 1,625    $ 1,675
Acquisition of businesses through
  issuance of notes payable                       $   275    $    -

       See notes to condensed consolidated financial statements.

                                  -4-

STAFF BUILDERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. FINANCIAL STATEMENTS - In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of August 31, 1998 and February 28, 1998, the results of operations for the three and six months ended August 31, 1998 and 1997 and the cash flows for the six months ended August 31, 1998 and 1997. Certain prior period amounts have been reclassified to conform with the August 1998 presentation.

     The results for the three and six months ended August 31, 1998 and 1997 are not necessarily indicative of the results for an entire year. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited financial statements as of February 28, 1998 and for the year then ended.

2. HEALTH CARE REFORM LEGISLATION - The Balanced Budget Act of 1997 ("BBA"), enacted by Congress on August 5, 1997, resulted in significant changes to cost based reimbursement for Medicare home health care providers. The BBA provided for an interim payment system ("IPS") which became effective for the Company as of March 1, 1998. The effect of changes under the IPS was to reduce the limits for the amount of costs that are reimbursable by Medicare. Accordingly, the Company together with many of the Company's franchisees have modified their operations as needed to meet the restrictive demands of the IPS, including taking steps to reduce costs and maximize operational efficiencies within the constraints of the IPS. Based upon the Company's evaluation of each franchisee's operations and the operating plans submitted by its franchisees, the Company has funded the operational expenses of many of its franchisees that have incurred losses resulting from the provision of Medicare services. During the six months ended August 31, 1998 ("the 1998 period"), the Company recognized approximately $300 thousand of net royalty income and advanced approximately $1.1 million in working capital to these franchises, which amounts are included in Prepaid Expenses and Other Current Assets in the accompanying condensed consolidated balance sheet of August 31, 1998. The Company expects to recover these amounts during the year ending February 28, 1999. The results of the Company's and franchisees' continuing cost reductions, changes in revenue mix and care management strategies, in response to the IPS, have not yet fully offset the decrease in Medicare revenues in the 1998 period. Further, the Company has converted approximately 24 franchise locations to company owned operations during the 1998 period.


                               -5-
3. EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE - The Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share, effective with fiscal years ending after December 15, 1997. Earnings per share amounts for all periods have been restated to conform to the SFAS No. 128 requirements.

     The shares used in computing basic earnings per share were 23,090,458 and 23,875,892 shares for the six months ended August 31, 1998 and 1997, respectively. The shares used in computing diluted earnings per share were 23,190,462 and 24,137,044 shares for the six months ended August 31, 1998 and 1997, respectively. The shares used in computing basic earnings per share were 22,526,140 and 23,909,628 for the three months ended August 31, 1998 and 1997, respectively.
     The shares used in computing diluted earnings per share were 22,563,259 and 24,246,492 shares for the three months ended August 31, 1998 and 1997, respectively.

     Since March 1998 to date, the Company purchased and retired a total of 1,788,500 shares of its common stock at a cost of approximately $3.2 million.


4. PROVISION FOR INCOME TAXES - The provision for income taxes for the three and six months ended August 31, 1998 and 1997 is based upon the Company's estimated tax provision required for the full year.


5. CONTINGENCIES - On September 20, 1995, the United States Attorney for the Eastern District of Pennsylvania alleged that
     (i) between 1987 and 1989, a corporation, substantially all assets and liabilities of which were acquired by a subsidiary of the Company in 1993, submitted false claims to Medicare totaling approximately $1.5 million and (ii) officers and employees of that corporation submitted false statements in support of such claims; the U.S. Attorney has made a pre-complaint civil settlement demand of approximately $4.5 million. The alleged false claims and false statements were made before the Company acquired that corporation in 1993. There have been significant discussions with the office of the
     U. S. Attorney which the Company believes are likely to lead to an arbitration within specified parameters.

     Although the Company cannot estimate the ultimate cost of its open legal matters with precision, it maintains a loss contingency accrual for the aggregate estimated amount to settle such matters. In management's opinion, settlement of these matters will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.


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

Results of Operations

Total revenues decreased by $28.2 million or 21.5% for the three months ended August 31, 1998 to $103.4 million from $131.6 million for the three months ended August 31, 1997. For the six months ended August 31, 1998, ("the 1998 period") total revenues decreased by $54.1 million or 20.6% to $208.0 million from $262.1 million for the six months ended August 31, 1997 ("the 1997 period"). The decrease for the 1998 period was primarily due to a decrease in Medicare revenues of approximately $61.7 million, resulting from the negative impact of the Medicare Interim Payment System, enacted under the Balanced Budget Act of 1997, which reduced the limits for the amount of costs which are reimbursable under the Medicare program. Offsetting this decrease was an increase of approximately $13.3 million in revenues generated by the Company's ATC supplemental staffing division ("ATC"). ATC opened new offices during the 1998 period in response to increased market demand for these services, to a total of 54 supplemental staffing service locations as of August 31, 1998.

The Company's home health care service revenues were $79.5 million and $115.4 million for the three months ended August 31, 1998 and 1997, respectively and $163.1 million and $230.9 million for the six months ended August 31, 1998 and 1997, respectively. The following are the Company's home health care service revenues by payment source:

                              Three Months Ended   Six Months Ended
                                August 31,          August 31,
                             1998       1997      1998      1997
Medicare                     48.5%      60.2%     48.2%     60.7%
Medicaid and other local
  government programs        31.0       23.0      30.9      22.4
Insurance and individuals    19.4       15.1      19.5      15.0
Other                         1.1        1.7       1.4       1.9
Total                       100.0%     100.0%    100.0%    100.0%

Operating costs (the direct costs of providing services) were 66.0% and 64.0% of service revenues for the three months ended August 31, 1998 and 1997, and 67.2% and 64.2% for the six months ended August 31, 1998 and 1997, respectively. The increases in operating costs as a percentage of service revenues in the three and six months ended August 31, 1998 over the comparable periods in the prior year were primarily due to a change in revenue mix toward non-Medicare services which have lower gross margins.


                               -7-
General and administrative expenses decreased by $9.4 million, or 21.1%, to $35.2 million for the three months ended August 31, 1998 from $44.6 million for the three months ended August 31, 1997. For the six months ended August 31, 1998, general and administrative expenses decreased by $20.1 million, or 22.7%, to $68.5 million from $88.6 million for the six months ended August 31, 1997. The decrease for the 1998 period is primarily due to a reduction in those expenses related to the decline in Medicare services of approximately $22.6 million. This decrease was partially offset by an increase of approximately $2.1 million in general and administrative expenses incurred by ATC.

Interest expense was approximately $750 thousand and $800 thousand for the three months ended August 31, 1998 and 1997, and $1.7 million for the six months ended August 31, 1998 and 1997, respectively. Interest expense consists primarily of interest on the Company's line of credit facility and on capital leases.

The provision for income taxes was approximately $30 thousand and $1.5 million for the 1998 and 1997 periods, respectively. The
Company's effective income tax rate was 47% for the 1998 period as compared to 45% in the 1997 period.

Liquidity and Capital Resources

The Company has a secured credit facility which consists of a revolving line of credit, an acquisition line of credit and a standby letter of credit facility under which it can borrow up to an aggregate amount of $50 million. As of August 31, 1998 and February 28, 1998, approximately $18.6 million was available for borrowing under the credit facility.

In April 1998, an amendment was made to the credit facility which increased the maximum available amount of the acquisition line of credit from $15 million to $25 million and expanded the purpose to include stock repurchases in amounts up to $10 million. The acquisition line of credit continues to provide for borrowings up to $15 million without collateral to finance acquisitions made by the Company. Since March 1998 to date, the Company purchased and retired a total of 1,763,500 shares of its common stock at a cost of approximately $3.2 million.

At August 31, 1998 and February 28, 1998, the Company borrowed $14.9 million and $29.4 million, respectively, under this facility. Trade accounts receivable at August 31, 1998 and February 28, 1998 were outstanding approximately 62 days and 58 days, respectively.

At August 31, 1998, the Company's current portion of long-term debt obligations was $8.6 million.

The Company expects that its existing working capital, cash from operations and its credit facilities will be sufficient to meet its needs for at least the next twelve months.
                               -8-

Impact of Year 2000 Computer Issue

The year 2000 issue is the result of computer programs which were written using two digits rather than four to define the applicable year. The Company is currently initiating programs to adapt its computer systems to accommodate the year 2000. The Company is utilizing both internal and external resources to reprogram or replace its computer software for year 2000 modifications. The Company anticipates that modifications to existing software and investments being made in new software will provide compliance with the requirements to handle the year 2000 issue with no significant operational concerns. However, there is no guarantee that the Company's expected results will be achieved and actual results could differ materially from those expected results. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area. System maintenance and modification costs to existing software will be expensed as incurred. The costs associated with externally developed computer software that is year 2000 compliant will be capitalized and amortized over the software's estimated useful life. The estimated cost to replace existing software applications, consisting of Lawson Software and HBO Corporation systems, including modifications to accommodate the year 2000, is approximately $16 million which will be capitalized and amortized over the life of the software.

FORWARD LOOKING STATEMENTS

     Certain statements in this report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by their inclusion of phrases such as "the Company anticipates", "the Company believes" and other phrases of similar meaning. These forward looking statements are based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements including those risks detailed in the Company's Form 10-K as of February 28, 1998 and for the year then ended. The potential risks and uncertainties which could cause actual results to differ materially from the Company's expectations include the impact of further changes in the Medicare reimbursement system, including any changes to the current Interim Payment System ("IPS") and/or the implementation of a prospective payment system; government regulation; health care reform; pricing pressures from third-party payors, including managed care organizations; retroactive Medicare audit adjustments; and changes in the laws and interpretations of laws or regulations relating to the health care industry.

As part of its participation in Federal and state funded health care programs, the Company is routinely audited in connection with its services rendered under these programs. In connection with

                               -9-

recent increased pressure from the Federal government to reduce health care expenditures, the scope of audits has significantly increased. For example, in fiscal year 1998 the Medicare fiscal intermediary conducted 25 field audits, whereas in fiscal 1997 it had conducted nine field audits. Additionally, the interpretation and application of regulatory guidelines has become more restrictive.

Until the Company receives all information related to the current audits and completes its assessment thereof, the Company cannot quantify the ultimate cost of the resultant retroactive audit adjustments. The Company anticipates receiving sufficient information before the current fiscal year end so that it can complete its assessment of the retroactive audit adjustments and can quantify the effect of these adjustments. The Company has a general reserve established and continues to increase the reserve on a monthly basis, but there can be no assurance that the reserve is adequate.

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


Part II - OTHER INFORMATION


ITEM 6.   EXHIBIT AND REPORTS ON FORM 8-K

(A)       Exhibit

          Exhibit No.

          10.1      Employment Agreement, dated as of March 1,
                    1998, between Staff Builders, Inc. (NY) and
                    Willard T. Derr.

(B)       Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant for the quarter ended August 31, 1998.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                 Staff Builders, Inc.




Dated:  October 14, 1998    By:  /s/ Stephen Savitsky
                                 Stephen Savitsky
                                 Chairman of the Board, President
                                 and Chief Executive Officer




Dated:  October 14, 1998    By:  /s/ Dale R. Clift
                                 Dale R. Clift
                                 Exec. Vice President, Finance
                                 Chief Financial Officer




Dated:  October 14, 1998   By:   /s/ Willard T. Derr
                                 Willard T. Derr
                                 Sr. Vice President,
                                 Corporate Controller
                                 Principal Accounting Officer