Form 10-Q
period 1998-11-30
STAFF BUILDERS INC /DE/
filed 1999-01-19
CIK 720480

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q


   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED NOVEMBER 30, 1998, OR

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

The number of shares of Class A Common Stock and Class B Common
Stock outstanding on January 13, 1999 was 23,201,682 and 312,411 shares, respectively.

STAFF BUILDERS, INC. AND SUBSIDIARIES


                                 INDEX

                                                        PAGE NO.
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets -
          November 30, 1998 and February 28, 1998           2

          Condensed Statements of Consolidated
          Operations - Three and Nine months ended
          November 30, 1998 and 1997                        3

          Condensed Statements of Consolidated Cash
          Flows - Nine months ended November 30, 1998
          and 1997                                          4

          Notes to Condensed Consolidated Financial
          Statements                                       5-7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS    8-12

          Factors Affecting the Company's Future
          Performance                                     13-14

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                 15

ITEM 3.   DEFAULT UPON SENIOR SECURITIES                    16

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS                                           16

ITEM 5.   OTHER INFORMATION                                 16

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                  17









                               -1-

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)              NOVEMBER 30,
                                                  1998      FEBRUARY 28,
                                               (UNAUDITED)      1998
ASSETS:
Current Assets:
 Cash and cash equivalents                       $  1,573      $  1,931
 Accounts receivable, net of allowance
   for doubtful accounts of $7,100 and
   $3,600, respectively                            52,116        76,668
 Tax refund receivable                              1,733            -
 Prepaid expenses and other current assets          4,185         4,371
 Deferred income tax                                   -          3,081
   Total current assets                            59,607        86,051
Fixed Assets, net of accumulated depreciation
  of $10,137 and $8,187, respectively              10,581        11,548
Intangible Assets, net of accumulated
  amortization of $10,696 and $10,413
  respectively                                     28,306        26,995
Investment in unconsolidated affiliate             17,381        15,125
Other Assets                                        8,378         5,318
Deferred income tax                                    -          5,364
Total                                            $124,253      $150,401

LIABILITIES:
Current Liabilities:
 Accounts payable and accrued expenses           $ 23,841      $ 28,580
 Medicare and Medicaid audit liabilities           26,330         7,330
 Accrued payroll and related expenses              24,336        27,233
 Amounts due under secured credit facility         32,672         3,156
 Current portion of long-term debt                  5,474         5,441
   Total current liabilities                      112,653        71,740
Long-Term Liabilities                               8,154        36,292
Other Liabilities                                  14,906         4,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class A Common stock - $.01 par value;
  50,000,000 shares authorized; 23,200,989 and
  23,009,247 outstanding at November 30,
  1998 and February 28, 1998, respectively            232           230
Class B Common stock - $.01 par value;
  1,554,936 shares authorized; 313,104
  and 1,056,356 outstanding at November 30,
  1998 and February 28, 1998, respectively              3            10
Convertible preferred stock, 10,000 shares
  authorized; 666 2/3 shares
  outstanding at February 28, 1998                      -             1
Additional paid-in capital                         69,203        73,692
Accumulated deficit                               (80,898)      (35,564)
   Total stockholders' equity                     (11,460)       38,369
Total                                            $124,253      $150,401

        See notes to condensed consolidated financial statements.

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In thousands, except per share data)



                                Three Months Ended   Nine Months Ended
                                   November 30,         November 30,
                                   1998     1997        1998      1997
Revenues:
  Service revenues
  Home health care                     $ 73,976  $113,258   $237,122  $344,108
  ATC supplemental staffing              24,160    17,514     68,230    48,295
  Total service revenues                 98,136   130,772    305,352   392,403
  Sales of franchises and fees, net       1,273       490      2,056       977
Total revenues                           99,409   131,262    307,408   393,380

Costs and Expenses:
  Operating costs                        65,901    84,268    205,152   252,313
  General and administrative expenses    37,420    44,127    105,887   132,707
  Medicare and Medicaid audit
   adjustments                           29,000        -      29,000        -
  Amortization of intangible assets         331       789        961     2,214
  Interest expense                          779       873      2,481     2,579
  Interest (income)                        (182)     (327)      (739)   (1,008)
  Other (income) expense, net              (179)     (244)    (1,741)     (543)
  Restructuring costs                     4,500        -       4,500        -
Total costs and expenses                137,570   129,486    345,501   388,262

Income (Loss) Before Income Taxes       (38,161)    1,776    (38,093)    5,118

Provision for Income Taxes                7,209       801      7,241     2,305

Net Income (Loss)                      $(45,370)  $   975   $(45,334) $  2,813

Weighted average number of common
  and common equivalent shares:

    Basic                                22,846    23,970     23,026    23,907

    Diluted                              22,846    24,388     23,026    24,180

Income (loss) per common and
  common equivalent share:

    Basic                                $(1.99)    $ .04     $(1.97)    $ .12

    Diluted                              $(1.99)    $ .04     $(1.97)    $ .12

           See notes to condensed consolidated financial statements.

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In thousands)
                                                   Nine Months Ended
                                                      November 30,
                                                    1998       1997
Cash Flows from Operating Activities:
Net income (loss)                                $(45,334)   $  2,813
Adjustments to reconcile net income to net
  cash provided by (used in) operations:
    Depreciation and amortization of fixed assets   2,977       2,823
    Amortization of intangibles and other assets      961       2,214
    Allowance for doubtful accounts                 3,500         300
    Deferred income taxes                           8,445        (130)
    Write-off of goodwill and intangibles           1,161         492
    Write-off of fixed assets                         911          -
    Decrease in other long-term liabilities           (68)       (638)
    (Earnings) of unconsolidated affiliate         (2,315)       (181)
Change in operating assets and liabilities:
    Accounts receivable                            21,052      (9,012)
    Prepaid expenses and other current assets      (1,541)      1,866
    Accounts payable and accrued expenses          (8,925)      5,837
    Increase in Medicare and Medicaid audit
      liabilities                                  29,000          -
    Other assets                                   (3,840)        153
Net cash provided by operating activities           5,984       6,537

Cash Flows from Investing Activities:
Acquisition of businesses                          (1,819)    (16,020)
Disposition of business                                -          (70)
Additions to fixed assets, net                       (724)       (344)
Net cash used in investing activities              (2,543)    (16,434)

Cash Flows from Financing Activities:
Proceeds from Employee Stock Purchase Plan            239         411
Exercise of stock options                              35          -
Purchase and retirement of common stock            (4,770)         -
Increase in borrowings under revolving
  line of credit                                    4,849       1,190
Increase (decrease) in borrowings under
  acquisition line of credit                       (1,599)     12,625
Decrease in other long-term liabilities            (2,553)     (3,726)
Net cash provided by (used in)
  financing activities                             (3,799)     10,500

Increase (decrease) in Cash and Cash Equivalents     (358)        603
Cash and Cash Equivalents, Beginning of Period      1,931       2,006
Cash and Cash Equivalents, End of Period          $ 1,573    $  2,609

Supplemental Data:
Cash paid for:
  Interest                                        $ 2,355    $  2,402
  Income taxes, net                               $(1,257)   $  1,580
Fixed assets acquired through
  capital lease agreements                        $ 2,197    $  2,127
Acquisition of businesses through
  issuance of notes payable                       $   325    $     -

       See notes to condensed consolidated financial statements.

STAFF BUILDERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. FINANCIAL STATEMENTS - In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal and recurring accruals other than the items referred to in Notes 2 and 3 below) necessary to present fairly the financial position of the Company and its subsidiaries as of November 30, 1998 and February 28, 1998 and the results of operations for the three and nine months ended November 30, 1998 and 1997. Certain prior period amounts have been reclassified to conform with the November 1998 presentation.

     The results for the three and nine months ended November 30, 1998 and 1997 are not necessarily indicative of the results for an entire year. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited financial statements as of February 28, 1998 and for the year then ended.

2. MEDICARE AND MEDICAID AUDIT ADJUSTMENTS - As a home health care provider, the Company is subject to extensive and changing state and Federal regulations relating to the licensing and certification of its offices and the sale and delivery of its products and services. The Federal government and Medicare fiscal intermediaries have become more vigilant in their review of Medicare reimbursements to home health care providers generally, and have become more restrictive in their interpretation of those costs for which reimbursement will be allowed to such providers. These regulatory agencies have increased the number of audits performed and have applied a more intensive degree of scrutiny in the conduct of these audits.

     During the quarter ended November 30, 1998, the Medicare fiscal intermediary completed and issued the results of 88 audits for the fiscal year ended February 28, 1997, including 25 audits conducted on site at branch operating locations. These results together with the results of the home office audit for the year ended February 28, 1997, indicated an aggregate liability of approximately $9.5 million. Additionally, the Company has recorded an accrual for third party liability ("TPL") to state Medicaid agencies which have claimed that the Company did not follow proper billing procedures in several locations. These state Medicaid agencies have challenged the eligibility of individuals for whom services were provided. The related claims are being reviewed by the state agencies encompassing several prior years for which the Company has been paid. While the Company prevails in many of these cases, it has accrued for the loss which is likely to have been incurred for the cases in which it does not prevail in supporting its position. The Company has reached a settlement for a portion of its TPL liability

                               -5-
     and is continuing to negotiate to resolve amounts payable to these state agencies. Based upon the Company's assessment of these findings, its estimate of liabilities for subsequent audit periods and the balance of liabilities previously provided, the Company recorded aggregate expense of $29.0 million in the quarter ended November 30, 1998. The resultant liability together with the balance of liabilities previously established, results in an aggregate audit liability of $36.3 million for Federal and state audit adjustments. The Company continues to appeal many audit issues and has engaged outside professional advisors to support the Company's positions on these issues. The Company anticipates that any resolution of these appeals may require several years.

3. HEALTH CARE REFORM AND RELATED RESTRUCTURING COSTS - The Balanced Budget Act of 1997 ("BBA"), enacted by Congress on August 5, 1997, resulted in significant changes to cost based reimbursement for Medicare home health care providers. The BBA provided for an interim payment system ("IPS") which became effective for the Company as of March 1, 1998. The effect of changes under the IPS was to reduce the limits for the amount of costs that are reimbursable by Medicare. Accordingly, the Company together with many of the Company's franchisees have modified their operations as needed to meet the restrictive demands of the IPS, including taking steps to reduce costs and maximize operational efficiencies within the constraints of the IPS.

     As discussed in the Company's audited financial statements as of February 28, 1998 and for the year then ended, the Company recorded restructuring costs of $33.4 million, which included a write-off of goodwill and intangible assets as well as other restructuring costs. As a result of the Company's further operating modifications, including the additional closure and conversion of many locations from franchise to company owned operations, the Company has written off or reserved approximately $4.5 million during the quarter ended November 30, 1998. Included in this amount is the write-off of goodwill and fixed assets related to closed locations, the write-off or reserve for receivables generated from converted franchise locations, the accrual for employee severance payments and other related costs.

4. EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE - The Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share, effective with fiscal years ending after December 15, 1997. Earnings per share amounts for prior periods have been restated to conform to the SFAS No. 128 requirements.

     The shares used in computing basic earnings (loss) per share were 23,025,589 and 23,907,261 shares for the nine months

                               -6-

     ended November 30, 1998 and 1997, respectively. The shares used in computing diluted earnings (loss) per share were 23,025,589 and 24,180,000 shares for the nine months ended November 30, 1998 and 1997, respectively. The shares used in computing basic earnings (loss) per share were 22,845,508 and 23,970,478 for the three months ended November 30, 1998 and 1997, respectively. The shares used in computing diluted earnings (loss) per share were 22,845,508 and 24,388,032 shares for the three months ended November 30, 1998 and 1997, respectively.

     Since March 1998 to date, the Company purchased and retired a total of 5,088,060 shares of its common stock at a cost of approximately $4.8 million.

5. PROVISION FOR INCOME TAXES - The provision for income taxes for the three and nine months ended November 30, 1998 and 1997 is based upon the Company's estimated tax provision required for the full year. The provision for income taxes was approximately $7.2 million for the three and nine months ended November 30, 1998. The provision for income taxes in the nine months ended November 30, 1998 ("the 1998 period") consists of a valuation allowance of $20.7 million offset by tax benefits of $13.5 million resulting from losses incurred in the 1998 period. Such valuation allowance was recorded as the Company has no assurance of using the tax benefits resulting from operating losses and other temporary differences. The provision for income taxes was approximately $800 thousand and $2.3 million for the three and nine months ended November 30, 1997, respectively. The Company's effective income tax rate was (19%) for the 1998 period as compared to 45% in the nine months ended November 30, 1997.

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

     See Part II, Item 1. for a discussion of additional legal proceedings.

     Although the Company cannot estimate the ultimate cost of its open legal matters with precision, it maintains a loss contingency accrual for the aggregate estimated amount to conclude such matters. In management's opinion, continued
                               -7-

     litigation or conclusion of these matters will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.


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

Results of Operations

Total revenues decreased by $31.9 million or 24.3% for the three months ended November 30, 1998 to $99.4 million from $131.3 million for the three months ended November 30, 1997. For the nine months ended November 30, 1998 ("the 1998 period"), total revenues decreased by $86.0 million or 21.9% to $307.4 million from $393.4 million for the nine months ended November 30, 1997 ("the 1997 period"). The decrease for the 1998 period was primarily due to a decrease in home health care service revenues of $107.0 million, including a decrease in Medicare revenues of approximately $96.0 million. The decrease in Medicare revenues resulted from the negative impact of the Medicare Interim Payment System, enacted under the Balanced Budget Act of 1997, which reduced the limits for the amount of costs which are reimbursable under the Medicare program. Offsetting this decrease was an increase of approximately $19.9 million in revenues generated by the Company's ATC supplemental staffing division ("ATC"). ATC opened new offices during the 1998 period in response to increased market demand for these services, to a total of 57 supplemental staffing service locations as of November 30, 1998. Additionally, there was an increase in sales of franchises and fees primarily as a result of the sale of several locations to former franchisees in the 1998 period aggregating $1.1 million.

The Company's home health care service revenues were $74.0 million and $113.3 million for the three months ended November 30, 1998 and 1997, and $237.1 million and $344.1 million for the nine months ended November 30, 1998 and 1997, respectively. The following are the Company's home health care service revenues by payment source:

                           Three Months Ended   Nine Months Ended
                               November 30,        November 30,
                             1998       1997      1998      1997
Medicare                     46.6%      60.9%     47.6%     60.7%
Medicaid and other local
  government programs        33.4       22.7      31.7      22.5
Insurance and individuals    19.1       14.9      19.4      14.9
Other                         0.9        1.5       1.3       1.9
Total                       100.0%     100.0%    100.0%    100.0%

                               -8-
Operating costs (the direct costs of providing services) were 67.2% and 64.4% of service revenues for the three months ended November 30, 1998 and 1997, and 67.2% and 64.3% for the nine months ended November 30, 1998 and 1997, respectively. The increases in operating costs as a percentage of service revenues in the three and nine months ended November 30, 1998 over the comparable periods in the prior year were primarily due to increased ATC supplemental staffing revenues, which generate lower gross margins, while home health care revenues have decreased which generate higher gross margins.

General and administrative expenses decreased by $6.7 million, or 15.2%, to $37.4 million for the three months ended November 30, 1998 from $44.1 million for the three months ended November 30, 1997. For the nine months ended November 30, 1998, general and administrative expenses decreased by $26.8 million, or 20.2%, to $105.9 million from $132.7 million for the nine months ended November 30, 1997. The decrease for the 1998 period was due to a reduction in those expenses related to the decline in home health care services of approximately $33.0 million, consisting primarily of a decrease in general and administrative expenses related to Medicare services. This decrease was partially offset by an increase of approximately $3.4 million in general and administrative expenses incurred by ATC. An additional offset was an increase of $2.8 million in the Company's provision for bad debts for uncollectible accounts receivable generated by franchisees. Many of these franchise locations have been converted to company owned locations.

Medicare and Medicaid audit adjustments recorded in the three months ended November 30, 1998 include Federal and state audit liabilities arising from some completed audit examinations as well as estimated liabilities for open audit periods through November 30, 1998. As a home health care provider, the Company is subject to extensive and changing state and Federal regulations relating to the licensing and certification of its offices and the sale and delivery of its products and services. The Federal government and Medicare fiscal intermediaries have become more vigilant in their review of Medicare reimbursements to home health care providers generally, and have become more restrictive in their interpretation of those costs for which reimbursement will be allowed to such providers. These regulatory agencies have increased the number of audits performed and have applied a more intensive degree of scrutiny in the conduct of these audits.

During the three months ended November 30, 1998, the Medicare fiscal intermediary completed and issued the results of 88 audits for the fiscal year ended February 28, 1997, including 25 audits conducted on site at branch operating locations. These results together with the results of the home office audit for the year ended February 28, 1997, indicated an aggregate liability of approximately $9.5 million. Additionally, the Company has recorded an accrual for third party liability ("TPL") to state Medicaid agencies which have claimed that the Company did not follow proper billing procedures in several locations. These state Medicaid agencies have challenged the eligibility of individuals for whom

                               -9-
services were provided. The related claims are being reviewed by the state agencies encompassing several prior years for which the Company has been paid. While the Company prevails in many of these cases, it has accrued for the loss which is likely to have been incurred for those cases in which it does not prevail in supporting its position. The Company has reached a settlement for a portion of its TPL liability and is continuing to negotiate to resolve amounts payable to these state agencies. Based upon the Company's assessment of these findings, its estimate of liabilities for subsequent audit periods and the balance of liabilities previously provided, the Company recorded aggregate expense for Medicare and Medicaid audit liabilities of $29.0 million in the quarter ended November 30, 1998. The resultant liability together with the balance of liabilities previously established, results in an aggregate liability of $36.3 million for Federal and state audit adjustments. The Company continues to appeal many audit issues and has engaged outside professional advisors to support the Company's positions on these issues. The Company anticipates that any resolution of these appeals may require several years.

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

As discussed in the Company's audited financial statements as of February 28, 1998 and for the year then ended, the Company recorded restructuring costs of $33.4 million, which included a write-off of goodwill and intangible assets as well as other restructuring costs. As a result of the Company's further operating modifications, including the additional closure and conversion of many home health care locations from franchise to company owned operations, the Company has written off or reserved approximately $4.5 million during the quarter ended November 30, 1998. Included in this amount is the write-off of goodwill and fixed assets related to closed locations, the write-off or reserve for receivables generated from converted franchise locations, the accrual for employee severance payments and other related costs.

Interest expense was approximately $779 thousand and $873 thousand for the three months ended November 30, 1998 and 1997, and $2.5 million and $2.6 million for the nine months ended November 30, 1998 and 1997, respectively. Interest expense consists primarily of interest on the Company's line of credit facility and on capital leases.

The provision for income taxes was approximately $7.2 million for the three and nine months ended November 30, 1998. The provision for income taxes in the 1998 period consists of a valuation

                              -10-
allowance of $20.7 million offset by tax benefits of $13.5 million resulting from losses incurred in the 1998 period. Such valuation allowance was recorded as the Company has no assurance of using the tax benefits resulting from operating losses and other temporary differences. The provision for income taxes was approximately $800 thousand and $2.3 million for the three and nine months ended November 30, 1997. The Company's effective income tax rate was (19%) for the 1998 period as compared to 45% in the 1997 period.

Liquidity and Capital Resources

The Company has a secured credit facility which consists of a revolving line of credit, an acquisition line of credit and a standby letter of credit facility. On January 14, 1999, the bank provided the Company with written notification that, in its opinion, the Company's non-compliance with certain financial covenants constitutes an event of default under the terms of the credit facility agreement. Those covenants require the Company to maintain a minimum level of net worth and a maximum ratio of senior debt to net worth, failures of which resulted from losses incurred for the three and nine months ended November 30, 1998. On January 14, 1999, the Company had borrowed $39.4 million under the credit facility, including $29.7 million and $9.7 million under the revolving line of credit and the acquisition line of credit, respectively. The bank has advised the Company that while it has no obligation to provide additional advances as a result of the non-compliance with certain financial covenants, it is willing to consider making additional advances to the Company under such conditions as it may determine.

In connection with the bank's notice of default, the maximum aggregate amount which can be borrowed under the credit facility was reduced from $50 million to $40 million. Additionally, the bank increased the rate of interest on all borrowings to 2.0% over the prevailing prime lending rate on its revolving line of credit and 2.75% over the prevailing prime lending rate on its acquisition line of credit (such prime lending rate being 7.75% as of January 14, 1999). The Company has classified its outstanding borrowings as a current liability as of November 30, 1998 because the bank has the option to declare all borrowings under the credit facility to become immediately due and payable. At November 30, 1998 and February 28, 1998, the Company borrowed $32.7 million and $29.4 million, respectively, under the credit facility.

The Company's working capital deficiency was $(53.0) million at November 30, 1998. Current liabilities at November 30, 1998 include $26.3 million for Medicare and Medicaid audit liabilities, $32.7 of outstanding borrowings under the secured credit facility and $5.5 million for the current portion of other debt obligations. While the Company cannot accurately determine the required payment dates for audit liabilities, it has included $10 million thereof in other long term liabilities based upon its estimate of when payments would likely become due. In order to pay its current liabilities in the normal course of business as well as to pay its liabilities to the Medicare and Medicaid agencies as they become due, the Company is investigating alternative sources of funding.

                              -11-
In addition to cash provided from operations, the Company is pursuing various strategies, including but not limited to, the sale of certain assets including certain lines of its business, additional equity financing, negotiating with alternative lending sources, deferred payment terms for Medicare and Medicaid audit liabilities as well as for any repayments of Medicare periodic interim payment(s) ("PIP") and deferred payment terms for other creditors. Further, the Company is implementing an intensified collection effort and has established deferred payment plans for the repayment of a portion of excess PIP made to the Company by the Federal government. As of January 14, 1999, approximately $17 million of excess PIP amounts have been received based upon the Company's historical volume of business over current levels of business. Included in this amount is $9.1 million which is scheduled to be paid through June 1999. The Company is seeking to secure a deferred payment schedule for the remaining balance. The Company has made timely payments for all PIP repayments through January 14, 1999 and is negotiating with the Federal government for further extended payment schedules. However, there can be no assurance that these actions will be successful to provide adequate funds for its current level of operations and to pay its past-due obligations.

Since March 1998 to date, the Company purchased and retired a total of 5,088,060 shares of its common stock at a cost of approximately $4.8 million.

Impact of Year 2000 Computer Issue

The year 2000 issue is the result of computer programs which were written using two digits rather than four to define the applicable year. The Company is currently adapting its computer systems to accommodate the year 2000. The Company is utilizing both internal and external resources to reprogram or replace its computer software for year 2000 modifications. The Company anticipates that modifications to existing software and investments being made in new software will provide compliance with the requirements to handle the year 2000 issue with no significant operational concerns. However, there is no guarantee that the Company's expected results will be achieved and actual results could differ materially from those expected results. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area. System maintenance and modification costs to existing software will be expensed as incurred. The costs associated with externally developed computer software that is year 2000 compliant will be capitalized and amortized over the software's estimated useful life. The estimated cost to replace existing software applications consisting of Lawson Software and HBO Corporation systems, including modifications to accommodate the year 2000, is approximately $25 million, including the cost of implementation, which will be capitalized and amortized over the life of the software.


                              -12-




FORWARD LOOKING STATEMENTS

     Certain statements in this report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by their inclusion of phrases such as "the Company anticipates", "the Company believes" and other phrases of similar meaning. These forward looking statements are based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements including those risks detailed in the Company's Form 10-K as of February 28, 1998 and for the year then ended. The potential risks and uncertainties which could cause actual results to differ materially from the Company's expectations include the impact of further changes in the Medicare reimbursement system, including any changes to the current Interim Payment System ("IPS") and/or the implementation of a prospective payment system; government regulation; health care reform; pricing pressures from third-party payors, including managed care organizations; Medicare audit adjustments; the failure to reach an agreement with Medicare and Medicaid agencies for deferred payment terms; and changes in the laws and interpretations of laws or regulations relating to the health care industry.

As part of its participation in Federal and state funded health care programs, the Company is routinely audited in connection with its services rendered under these programs. In connection with recent increased pressure from the Federal government to reduce health care expenditures, the scope of audits has significantly increased. For example, in fiscal year 1998 the Medicare fiscal intermediary conducted 25 field audits, whereas in fiscal 1997 it conducted nine field audits. Additionally, the interpretation and application of regulatory guidelines has become more restrictive.

Based upon information received during the quarter ended November 30, 1998, the Company increased its accrual established for Medicare and Medicaid audit adjustments by $29.0 million, which is deemed adequate for periods through November 30, 1998. As a result of the implementation of the IPS as provided for in the Balanced Budget Act of 1997, the Company's fiscal year ending February 28, 1999 net revenues will be less than the prior fiscal year due principally to reductions in the limits for the amount of costs that are reimbursable in connection with the provision of Medicare services. Further changes in the law and regulations as well as new interpretations enforced by the relevant regulatory agencies could have an adverse effect on the Company's operations and the cost of doing business. Additionally, uncertainties relating to the nature and outcomes of health care reforms have also generated numerous realignments, combinations and consolidations in the health care industry which may also have an adverse impact on the Company's business strategy and results of operations. The Company expects that in addition to industry consolidation generally, there may be consolidations within Staff Builders' company-owned and

                              -13-
franchised locations, with the likely result that there will be fewer locations by the end of its current fiscal year.

On January 14, 1999, the bank provided the Company with written notification that, in its opinion, the Company's non-compliance with certain financial covenants constitutes an event of default under the terms of the credit facility agreement. The Company has not complied with those covenants which require a minimum level of net worth and a maximum ratio of senior debt to net worth. The Bank has advised the Company that while it has no obligation to provide additional advances as a result of the non-compliance with certain financial covenants, it is willing to consider making additional advances to the Company under such conditions as it may determine. However, there is no assurance that the bank will provide additional advances, as needed.

Part II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - The Company has had several lawsuits filed against it by former franchisees; however, it believes that the claims alleged in these lawsuits are wholly without merit and it intends to vigorously defend the suits.

On June 18, 1998, 6100 Cleveland, Inc., Orsinger Enterprises, Inc., and First Choice Medical Staffing, Inc., three former corporate home care and staffing franchisees of the Company in Ohio, commenced an action in the United States District Court for the Northern District of Ohio, Eastern Division against the Company's subsidiary, Staff Builders International, Inc. The action sought to recover damages and other relief alleging unpaid royalties, wrongful termination by the Company of the Franchise Agreement between the Company and the Plaintiffs, breach of contract and other damages. The Company answered the complaint and moved for a change of venue. On December 1, 1998, Plaintiffs, without the required permission of the Court, filed a Second Amended Complaint alleging, in addition to the allegations contained in the prior Complaint, claims under the Racketeer Influenced and Corrupt Organizations Act ("RICO"), claiming a series of deliberate and illegal actions designed to put certain Staff Builders franchisees out of business, as well as claims arising under New York and Ohio loss of business opportunity statutes. The Second Amended Complaint seeks money damages in excess of $25 million and a claim for treble damages on the RICO claim. The Second Amended Complaint added as defendants Staff Builders Services, Inc., and four executive officers of the Company. The Company has moved to strike the Second Amended Complaint on the basis that it was filed in violation of the Rules of Civil Procedure and has made a motion to dismiss that pleading which challenges the legal sufficiency of the RICO claims and other claims which allege a loss of business opportunities under New York and Ohio laws.

On December 21, 1998, H.L.N. Corporation, Frontlines Homecare, Inc., E.T.H.L., Inc., Phoenix Homelife Nursing, Inc., and Pacific Rim Healthcare Services, Inc., former home care franchisees of the Company for the territory comprising certain counties in and around Los Angeles, California and their holding company, instituted an action against the Company's subsidiaries, Staff Builders, Inc., Staff Builders International, Inc., Staff Builders Services, Inc., and certain executive officers of the Company in the Superior Court for the State of California, County of Los Angeles. The action was removed to United States District Court for the Central District of California on December 22, 1998. Plaintiffs filed a First Amended Complaint in the Central District on January 8, 1999 to challenge the termination of the four franchise agreements between the Company and certain of the named plaintiffs, seeking damages for violations of California franchise law, breach of contract, fraud and deceit, unfair trade practices, claims under the RICO, negligence, intentional interference with contractual rights, declaratory and injunctive relief and a request for an accounting. Plaintiffs seek an unspecified amount of damages.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

The Company has not attained the specified level of net worth and senior debt to net worth ratios required by the financial covenants under its credit facility agreement. As a result of the non-compliance with these covenants, the bank has notified the Company that, in its opinion, such non-compliance constitutes an event of default under the terms of the credit facility agreement. This non-compliance is primarily due to the Medicare and Medicaid audit adjustments and restructuring costs recorded in the quarter ended November 30, 1998. While the Company is currently negotiating with the bank, it has classified its outstanding borrowings as a current liability as of November 30, 1998 because the bank has the option to declare all borrowings under the credit facility to become immediately due and payable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on October 14, 1998. At the Annual Meeting, the Stockholders of the Company voted (i) to elect Dr. Bernard J. Firestone and Mr. Donald Meyers as Class B Directors of the Company each with a three-year term ending with the 2001 Annual Meeting; (ii) to approve the issuance of 4,269,820 shares of Class A Common Stock to Stephen Savitsky and David Savitsky in exchange for all of their shares of Class A Preferred Stock (the "Issuance"); (iii) to approve the 1998 Stock Option Plan; and (iv) to approve the 1998 Employee Stock Purchase Plan. 26,142,736 votes were cast in favor of Dr. Firestone's election as a Class B Director and authority was withheld with respect to 1,596,192 votes on such matter. 26,142,736 votes were cast in favor of Mr. Meyers election as a Class B Director and authority was withheld with respect to 1,596,192 votes on such matter. 14,847,996 votes were cast for the Issuance, 3,679,465 were cast against the Issuance and 116,006 votes abstained. There were 9,095,461 broker non-votes with respect to the Issuance. 12,389,859 votes were cast for the approval of the 1998 Stock Option Plan, 6,432,303 votes were cast against the approval of the 1998 Stock Option Plan and 102,546 votes abstained. There were 8,814,220 broker non-votes with respect to the 1998 Stock Option Plan. 17,014,431 votes were cast for the approval of the 1998 Employee Stock Purchase Plan, 2,232,990 votes were cast against the approval of the 1998 Employee Stock Purchase Plan and 106,910 votes abstained. There were 8,384,597 broker non-votes with respect to the 1998 Employee Stock Purchase Plan.


ITEM 5. OTHER INFORMATION - The Company received notification from the staff of the NASDAQ Stock Market advising the Company that unless the minimum bid price of the Company's common stock reached $1 per share, the Company's common stock would no longer be eligible for quotation on NASDAQ. The Company has requested an oral hearing to review the NASDAQ staff findings which has been scheduled for January 29, 1999.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  Reports on Form 8-K

The following Form 8-K was filed by the Company during the quarter for which this report is filed:

     I.  Form 8-K dated October 29, 1998 containing Item 5 (Other
Events).

(B)  Exhibits

Exhibit No.            Description

10.1           Stock Option Agreement, dated December 1,
               1998, under the Company's 1993 Stock Option
               Plan, between the Company and Stephen
               Savitsky.

10.2           Stock Option Agreement, dated December 1,
               1998, under the Company's 1994 Performance-
               Based Stock Option Plan,between the Company and Stephen Savitsky.

10.3           Stock Option Agreement, dated December 1,
               1998, under the Company's 1993 Stock Option
               Plan, between the Company and David Savitsky.

10.4           Stock Option Agreement, dated December 1,
               1998, under the Company's 1994 Performance-
               Based Stock Option Plan, between the Company and David Savitsky.

10.5           Stock Option Agreement, dated December 1,
               1998, under the Company's 1994 Performance-
               Based Stock Option Plan, between the Company and Dale R. Clift.

10.6           Stock Option Agreement, dated December 1,
               1998, under the Company's 1994 Performance-
               Based Stock Option Plan, between the Company and Dale R. Clift.

10.7           Stock Option Agreement, dated December 1,
               1998, under the Company's 1993 Stock Option
               Plan, between the Company and Sandra
               Parshall.

10.8           Stock Option Agreement, dated December 1,
               1998, under the Company's 1994 Performance-
               Based Stock Option Plan, between the Company and Sandra Parshall.

10.9           Stock Option Agreement, dated December 1,
               1998, under the Company's 1993 Stock Option
               Plan, between the Company and Edward
               Teixeira.


                            -17-
10.10          Stock Option Agreement, dated December 1,
               1998, under the Company's 1994 Performance-
               Based Stock Option Plan, between the Company and Edward Teixeira.

10.11          Stock Option Agreement, dated December 1,
               1998, under the Company's 1994 Performance-
               Based Stock Option Plan, between the Company and Edward Teixeira.

10.12          Stock Option Agreement, dated December 1,
               1998, under the Company's 1998 Stock Option
               Plan, between the Company and Edward
               Teixeira.

10.13 First Amendment to Employment Agreement, dated as of December 1, 1998, to the Employment Agreement between the Company and Dale R. Clift.

10.14 Agreement and Release dated December 24, 1998 between the Company and Cynthia Nye.

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Staff Builders, Inc.




Dated:  January 19, 1999    By: /s/ Stephen Savitsky
                                Stephen Savitsky
                                Chairman of the Board and
                                Chief Executive Officer




Dated:  January 19, 1999    By: /s/ Dale R. Clift
                                Dale R. Clift
                                Executive Vice President,
                                Finance
                                Chief Operating Officer and
                                Chief Financial Officer


Dated:  January 19, 1999    By: /s/ Willard T. Derr
                                Willard T. Derr
                                Senior Vice President,
                                Corporate Controller
                                Principal Accounting Officer