Form 10-K
period 1999-02-28
STAFF BUILDERS INC /DE/
filed 1999-06-11
CIK 720480

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1999

                                       OR

[ ]  TRANSITION REPORT SUBJECT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________________ TO _______________.

                         Commission File Number: 0-11380

                              STAFF BUILDERS, INC.
                              --------------------
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                      11-2650500
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

 1983 MARCUS AVENUE, LAKE SUCCESS, NY                        11042
---------------------------------------                    ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (516) 358-1000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                      CLASS A COMMON STOCK, $.01 PAR VALUE
                      CLASS B COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                  Yes   [X]            No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock (Class A and Class B Common Stock, assuming conversions of Class B Common Stock into Class A Common Stock on a share for share basis) held by non-affiliates of the registrant based on the closing price of such stock on May 28, 1999, was $9,578,978.

The number of shares of Class A Common Stock and Class B Common Stock outstanding on May 28, 1999 was 23,311,035 and 308,353 shares, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

PART I

ITEM 1. BUSINESS

GENERAL

         Staff Builders, Inc. ("Staff Builders" or the "Company") is a Delaware corporation which was incorporated in New York in 1978 and reincorporated in Delaware in May 1983. Unless the context otherwise requires, all references to the "Company" include the Company and its subsidiaries. The Company is a leading national provider of home health care and supplemental staffing services.

SPIN-OFF TRANSACTION

         On March 22, 1999, the Company's Board of Directors approved a plan to separate its home health care business from its supplemental staffing business and to create a separate, publicly-traded company engaged exclusively in providing home health care services. To accomplish this separation of its businesses, the Company's Board of Directors established a new, wholly-owned subsidiary, Tender Loving Care Health Care Services, Inc. ("TLC"), which will acquire 100% of the outstanding capital stock of the Staff Builders subsidiaries engaged in the home health care business. The spin-off will be effected through a pro rata distribution to Staff Builders' stockholders of all the shares of common stock of TLC owned by Staff Builders. The distribution will be made by issuing one share of TLC common stock for every two shares of Staff Builders common stock outstanding on the record date of the spin-off. Based upon the 23,619,388 shares of Staff Builders common stock outstanding on May 28, 1999, the Company estimates that 11,809,694 shares of TLC common stock will be distributed to holders of Staff Builders common stock. Staff Builders' supplemental staffing business will remain with Staff Builders. The completion of the spin-off is subject to the satisfaction of certain conditions, including obtaining certain regulatory approvals and bank financing for each of Staff Builders and TLC.

         The Board of Directors believes that the spin-off is in the best interests of Staff Builders and its stockholders. One of the principal benefits of the spin-off should be to create a separate and distinct identity for the supplemental staffing business of Staff Builders. This separation should allow financial analysts and institutional investors to better understand that business. It also should enhance Staff Builders' ability to obtain financing outside an environment of tighter government regulation of the home health care industry and reduced government reimbursement for the provision of home health care services.

         On April 14, 1999, the Company caused TLC to file a Registration Statement on Form 10 with the Securities and Exchange Commission to register the shares of TLC common stock to be issued in the spin-off under the Securities Exchange Act of 1934, as amended.

HOME HEATH CARE BUSINESS

GENERAL

         The Company is a leading national provider of home health care services. The Company has 125 home health care locations in 26 states and the District of Columbia, and has master franchise licenses in Japan, Spain and Brazil. Staff Builders owns and operates 71 of its offices and 54 of these offices are operated by 31 licensees.

OPERATIONS

         The Company provides a wide range of home health care services. Its licensed personnel provide skilled nursing services, including cardiac care, pulmonary management, wound management, maternal health, behavioral health care, infusion therapy administration, hospice support, and extensive patient and family education. Additional professional services include physical therapy, occupational therapy, speech therapy and medical social services. The Company also provides paraprofessional home health aide services and other unlicensed personnel services to assist patients with activities of daily living.

         Home health care service revenues were $310.3 million, $451.1 million and $436.6 million in the fiscal year ended February 28, 1999 ("fiscal 1999"), the fiscal year ended February 28, 1998 ("fiscal 1998") and the fiscal year ended February 28, 1997 ("fiscal 1997"), respectively. Approximately 69% of the Company's home health care service revenues in fiscal 1999 were generated by licensees as compared to 87% in fiscal 1998. As of February 1999, the portion of revenues generated by licensees approximated 61%.

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

         During the intake process, the Company contacts third-party payors to confirm the extent of Medicare or Medicaid eligibility or insurance coverage. The primary payment sources for home health care are Medicare, Medicaid, insurance, individuals, and state and local government health programs.

         In five locations, the Company operates hospices in accordance with the Federal Medicare program. Hospice services include a full range of medical and nursing services as well as spiritual and emotional support, specialized pain management and bereavement counseling with interdisciplinary support for patients and their families, where patients are expected to live less than six months.

         The quality and reputation of the Company's health care personnel and operations is critical to the Company's success. The Company maintains uniform quality assurance programs for its home health care operations, including its consumer hotline and service evaluation system in which patients are asked by the Company to rate the quality of care provided. These programs are administered at the national and local levels. The Company's clinical staff conduct periodic on-site reviews to determine compliance with all regulations.

         In addition to the on-site reviews conducted by Company personnel, the Company seeks to maintain and improve the quality of its home health care operations by seeking accreditation from the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). Currently, the Company has approximately 100 offices which have been accredited by JCAHO, of which 31 were accredited with commendation.

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

         The Company offers its home health care services on a national and local basis. Each office seeks to retain strong local identification in order to best respond to prevailing market conditions and cultivate local referrals. The Company provides support including brochures, training seminars and materials to assist in developing patient care programs as needed within each community.

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

REIMBURSEMENT

         Revenues generated from the Company's home health care services are paid by insurance carriers, health maintenance organizations, individuals, Medicare, Medicaid and other state and local government health insurance programs. During fiscal 1999, approximately 19% of the Company's home health care revenues represented reimbursement from insurance carriers, health maintenance organizations and individuals; 43% came from Medicare; and 36% came from Medicaid and other local government health programs. Medicare is a Federally funded program available to persons with certain disabilities and persons of age 65 or older. Medicaid, a program jointly funded by Federal and state governments, and other local government health care programs is designed to pay for certain health care and medical services provided to low income individuals without regard to age.

         The Company has 87 offices in 26 states and the District of Columbia which are certified to provide home health care services to Medicare patients. Medicare reimburses the Company for covered items and services at the lower of the Company's cost, as determined by Medicare regulations, or cost limits established by the Federal government. The Company submits all Medicare claims to a single insurance company acting as a fiscal intermediary which processes claims on behalf of the Federal government. The Balanced Budget Act of 1997 (the "BBA") resulted in significant changes to cost based reimbursement for Medicare home health care providers. Although the BBA retains a cost based reimbursement system, the cost limits were reduced and new per-beneficiary limits were set for home health care providers. The BBA provides for an interim payment system ("IPS") which became applicable for the Company on March 1, 1998 and will remain in effect until the adoption of a new prospective payment system scheduled to be effective for all home health care agencies on October 1, 2000. The Health Care Financing Administration ("HCFA") committed to this revised schedule in a report presented to Congress dated February 4, 1999. The effect of the changes under IPS is to reduce the limits for the amount of costs that are reimbursable to home health care providers under the Medicare program. Recently, management moved proactively to prepare the Company for the impact of IPS and for long-term growth. As a result, the Company implemented a corporate-wide restructuring and cost reduction program.

         As of February 28, 1999, the Company has 50 offices which participate in Medicare's periodic interim payments ("PIP") program. Under PIP, the Company receives regular bi-weekly payments based on past Medicare activity of participating offices, which are adjusted quarterly for actual levels of activity. As presently amended by the BBA, the PIP program will terminate for all home health care agencies on or after October 1, 2000. Offices which are not participating in the PIP program receive payment for services upon submission of individual claims.

         The Company is also reimbursed for covered items by Medicaid. The Company has approximately 85 home health care offices in 22 states and the District of Columbia which are approved to provide services to Medicaid recipients. Medicaid reimbursement procedures vary from state to state.

GOVERNMENT REGULATION

         The Company's home health care business is subject to extensive and frequently changing regulation by Federal, state and local authorities. This regulation includes state licensing, obtaining a Certificate of Need ("CON") in certain states, and Federal and state eligibility standards for certification as a Medicare and Medicaid provider. The imposition of more stringent regulatory requirements or the denial or revocation of any license or permit necessary for the Company to operate in a particular market could have a material adverse effect on the Company's operations.

         The Federal government and all states in which the Company currently operates regulate various aspects of the Company's business. HCFA must certify home health agencies that seek to receive reimbursement for services from Medicare. As conditions of participation in the Medicare program, HCFA requires, among other things, the satisfaction of certain standards with respect to: personnel and their supervision; services and the documentation thereof; and the establishment of a professional advisory group that includes at least one physician, one registered nurse and other representatives from related disciplines or consumer groups.

         Certain states require a provider of home health care services to obtain a license before rendering services. Some states, including many of the states in which the Company presently operates, maintain CON legislation requiring an office to file an application that must be approved by the appropriate state authority before certain health care services can be provided in an area. Approval is dependent upon, among other things, good character and competence, financial capability and a demonstration that the need exists for such services. In states having a CON requirement, HCFA will grant Medicare certification to an office (so that the office may provide services covered by Medicare) only if the office has obtained a CON.

         New York State requires the approval by the Public Health Council of the New York State Department of Health ("NYPHC") of any change in the "controlling person" of an operator of a licensed health care services agency (an "LHCSA"). Control of an entity is presumed to exist if any person owns, controls or holds the power to vote 10% or more of the voting securities of such entity. A person seeking approval as a controlling person of an operator of a LHCSA must file an application for NYPHC approval within 30 days of becoming a controlling person, and pending a decision by the NYPHC, such person may not exercise control over the LHCSA. The Company has 10 offices in New York State which are LHCSAs. Such offices accounted for approximately 11% of the Company's revenues in fiscal 1999. If any person should become the owner or holder, or acquire control, of the right to vote 10% or more of the common stock of the Company, such person could not exercise control of the Company's LHCSAs until such ownership, control or holding has been approved by the NYPHC.

         The Company's home health care revenues generated from Medicare, Medicaid and other local government programs were $247 million, $376 million and $361 million in fiscal 1999, 1998 and 1997, respectively.

FRANCHISE PROGRAM

         The Company's home health care business utilizes a unique form of franchising whereby it licenses independent companies or contractors ("licensees") to represent the Company within a designated territory using the Company's trade names and service marks. Of the Company's 125 field offices, 54 are operated by 31 home health care licensees pursuant to the terms of a franchise agreement with the Company. The Company's franchise program has permitted it to quickly penetrate new markets and realize economies of scale. The program also has enabled the Company to maintain stable local management by reducing personnel turnover.

         The Company owns all necessary health care related permits and licenses and, where required, CON's for operation of home health care franchise offices. The Company employs all direct service employees. The licensees recruit direct service personnel for the Company, solicit orders and assign Company personnel, including registered nurses, therapists and home health aides, to service the Company's clients. The Company pays and distributes the payroll for the Company's direct service personnel, administers all payroll withholdings and payments, bills the customers and receives and processes the accounts receivable. The licensees are responsible for providing an office and paying related expenses for administration including rent, utilities and costs for administrative personnel. The Company includes all revenues and related direct costs in its consolidated service revenues and operating costs.

         Generally, the Company grants a ten year initial franchise term. A licensee has the option to extend for an additional five-year term, subject to the licensee adhering to the operating procedures and quality control standards established by the Company. The initial license fee is currently $29,500. When converting independently owned agencies into licensees, the Company negotiates the terms of the conversion on a transaction-by-transaction basis depending on the size of the agency, the nature of the agency's business and the location of the agency.

         The Company pays a distribution or commission to its domestic home health care licensees based upon a defined formula of gross profit generated. Generally, the Company pays the licensee 60% of the gross profit attributable to the non-Medicare operations of the franchise. The Company adjusts the payment to the licensees related to Medicare operations for cost limitations and reimbursement of allowable Medicare costs. For fiscal 1999, 1998 and 1997, total home health care licensee distributions of approximately $38.3 million, $84.1 million and $82.4 million, respectively, were included in the Company's general and administrative expenses.

         The Company has an international home health care franchise program using the Staff Builders name and service marks. The Company has a master license agreement with licensees in Japan and Brazil under which royalties are paid to the Company by the licensee for certain services provided by the Company for the transfer of home health care technology from the Company to the licensee. The term of the Japanese master license agreement is five years with a five-year additional term which may be exercised by the Company. The existing agreement in Japan will expire on October 27, 2002. The Company received an initial license fee of $1.2 million under the terms of this Agreement. In the case of the Brazilian master license agreement, it has a 25-year term with an additional ten-year renewal term exercisable by the licensee. The Company received a master license fee of $80,000 from its Brazilian licensee. The Company also has a separate master license in Spain.

         The Company is currently not offering any home health care franchises. However, if in the future the Company should offer and sell franchises, such offers and sales will be subject to Federal and certain state franchise laws. If the Company fails to comply with the franchise laws, rules and regulations of a particular state relating to offers and sales of franchises, the Company will be unable to engage in offering or selling franchises in or from such state. To offer and sell franchises, the Federal Trade Commission requires the Company to furnish to prospective licensees a current franchise offering disclosure document. The Company has used a Uniform Franchise Offering Circular ("UFOC") to satisfy this disclosure obligation. The Company must update its UFOC annually or upon the occurrence of certain material events. If a material event occurs, the Company must stop offering and selling franchises until the UFOC is updated. In addition, certain states require the Company to register or file its UFOC with such states and to provide prescribed disclosures. The Company is also subject to a number of state laws that regulate certain substantive aspects of the franchisor-franchisee relationship.

PERSONNEL; RECRUITING AND TRAINING

         The Company's home health care division has approximately 30,000 individuals who render home health care services and employs approximately 1,600 full time administrative and management personnel. Approximately 1,200 of these administrative employees are located at the branch offices and 400 are located at the corporate headquarters in Lake Success, NY.

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

         The home health care division and its licensees recruit home health care principally through referrals from other personnel, newspaper advertisements and direct mail solicitations to nursing, paramedical and other recruiting sources. A large percentage of these personnel are employed only when needed, and are paid for the actual number of hours worked or visits made.

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

INSURANCE

         The Company maintains various insurance policies which cover its businesses. The Company's employees make decisions which can have significant medical consequences to the patients in their care. As a result, the Company is exposed to substantial liability in the event of negligence or wrongful acts of its personnel. The Company maintains medical professional and general liability insurance providing for coverage in a maximum amount of up to $26 million per claim, subject to a limitation of $26 million for all claims in any single year. Also, the Company maintains errors and omissions and professional liability insurance. In addition, franchisees are required to maintain general liability insurance providing for coverage of at least $1 million.

COMPETITION

         Although there are national home health care companies, the industry is highly fragmented and competitors are often localized in particular geographical markets. In general, there has been a trend toward consolidation in the health care industry which is expected to continue, especially in light of the Federal Medicare program's reductions in cost limits and establishment of per beneficiary limits. The Company expects that it will continue to compete with the national organizations as well as local providers including home health care providers owned or otherwise controlled by hospitals. Some of the entities with which the Company competes have substantially greater resources. In addition, the Company's operations depend, to a significant degree, on its ability to recruit qualified health care personnel and the Company faces competition from other companies in recruiting. Generally, there is a shortage of qualified health care personnel and, as a result, the Company, from time to time, has experienced difficulties in obtaining health care personnel to meet demands for services.

         The Company believes that prompt service, price, quality and range of services offered are the principal competitive factors which enable it to compete effectively. The Company believes that its rate structure is competitive with others in the industry. During fiscal 1999, no single client or group contract of the home health care business accounted for ten percent or more of the Company's home health care revenues.

SERVICE MARKS

         The Company believes that its service marks, Staff Builders(R), Staffline(R), the stick figure logo and Tender Loving Care(R) have significant value and are important to the marketing of its home health care services. These names and marks are registered as service marks with the United States Patent and Trademark Office. The registration of the Staff Builders(R) service mark will remain in effect through February 14, 2009, with respect to home care and hospital staff relief, and through June 28, 2006 with respect to temporary personnel for business and industry. The registration of the Staffline(R) service mark will remain in effect through August 1, 2009. The registration of the stick figure logo service mark will remain in effect through August 16, 2008. The registration of the Tender Loving Care(R) service mark will remain in effect through January 8, 2005. Each of these marks is renewable for additional ten-year periods, provided the Company continues to use them in the ordinary course of business. The Company also owns other federally registered marks for names used in connection with its home health care business.

SUPPLEMENTAL STAFFING BUSINESS

GENERAL

         The Company's supplemental staffing services are provided through its wholly-owned subsidiary, ATC Healthcare Services, Inc. ("ATC"), which provides medical staffing services (the "Medical Staffing Division"), and the Company's 81.8% owned subsidiary, Chelsea Computer Consultants, Inc. ("Chelsea"), which provides information technology staffing services (the "IT Staffing Division").

         The Company acquired ATC in July 1994. In September 1996, the Company purchased 20.9% of the outstanding common stock of Chelsea and purchased an additional 60.9% in October 1997. ATC and Chelsea (together with their subsidiaries) comprise the Company's supplemental staffing business.

OPERATIONS

         Supplemental staffing revenues were $125.1 million, $74.5 million and $42.8 million in fiscal 1999, 1998 and 1997, respectively. Revenue increased because of acquisitions, granting of additional licenses and the consolidation of revenues of the IT Staffing Division.

         The Company provides medical supplemental staffing to health care facilities through its network of 58 offices in 27 states, of which 54 are operated by 41 licensees and four are owned and operated by the Company. The Medical Staffing Division offers a skills list of qualified health care associates in over 55 job categories ranging from the highest level of specialty nurses including critical care, neonatal and labor and delivery, to medical administrative staff, including third party billers, administrative assistants, claims processors, collection personnel and medical records clerks. The nurses provided to clients include registered nurses, licensed practical nurses and certified nursing assistants. Allied health staffing includes mental health technicians, a variety of therapists (including speech, occupational and physical), radiology technicians and phlebotomists.

         Clients rely on the Company to provide a flexible labor force to meet fluctuation in census and business and help the facility acquire a specifically needed skill. The Company's medical staffing professionals also fill in for absent employees and enhance a client's core staff with temporary workers during peak seasons.

         Clients benefit from their relationship with the Company because of its expertise in providing properly skilled medical staffing employees to a facility in an increasingly tight labor market. The Medical Staffing Division has developed a skills checklist to provide even more information concerning a prospective employee's skill level. Clients also benefit from no longer having to concern themselves with the payment of employee wages, benefits, payroll taxes, workers compensation, and unemployment insurance.

         The Medical Staffing Division also operates a Travel Nurse Program whereby qualified nurses, physical therapists and occupational therapists are recruited on behalf of clients who require such services on a long-term basis. These individuals are recruited from foreign countries, primarily Great Britain, to perform services on a long-term basis in the United States.

         The Medical Staffing Division contracts with a management entity for the recruitment of the foreign nurses. The management entity must arrange for the nurses' and therapists' immigration, licensing certifications as well as their living accommodations while employed in the United States.

         Presently, there is a freeze on visa activity for foreign nurses because the program for the admission of foreign nurses expired in the fall of 1995. Recently, the House of Representatives passed a bill to authorize work visas for up to 500 qualified foreign nurses annually for four years and sent the bill to the Senate.

         When the Company first acquired the Medical Staffing Division in 1994, its client base was composed predominantly of hospitals. Currently, the Medical Staffing Division has expanded its client base to include nursing homes, physician practice management groups, managed care facilities, insurance companies, surgery centers, community centers and schools. By diversifying its client list, the Company lessens the risk that regulatory or industry sector shifts in staffing usage will materially affect the Company's medical staffing revenues.

         Approximately 20% of the supplemental staffing revenues are attributable to an ATC franchise operation located in Long Island, NY operated by a corporation, the majority of the stock of which is owned by two family members of one of the Company's executive officers.

         The Company, through its IT Staffing Division, provides trained information technology ("IT") professionals to clients who lack the in-house personnel or skills necessary to accomplish IT objectives. The demand for those professionals has increased dramatically due to rapid technological change, substantial economic growth and mass change issues, such as the adoption of a common currency in the European Union and the Year 2000 issue.

         The IT Staffing Division provides flexible staff augmentation services, generally for client-managed projects, to fill short and long-term or specialized technology skill set needs. Because the IT Staffing Division has a pool of full-time employees, it can generally provide qualified candidates to clients within 24 hours of receiving requests for staffing. The Company provides a "vendor-on-premises" at seven sites where large numbers of its IT professionals are working, and plans to provide more in the future. The "vendor-on-premises" acts as a liaison between the client and the Company, and is trained to recognize areas where improvements could be made in the service to the IT Staffing Division's clients, and to act quickly to effectuate the improvements.

         The IT Staffing Division's clients include financial service, communications, manufacturing, consulting intermediaries and other clients that outsource IT functions to third party vendors. The Company serves clients in diverse industries which helps mitigate cyclical effects in any one industry or market. The IT Staffing Division derives an additional level of diversification by working with many different operating divisions within a given client.

         During fiscal 1999, no single client of the supplemental staffing business accounted for more than 10% of the revenues of the Company's supplemental staffing business.

FRANCHISE PROGRAM

         The Medical Staffing Division's franchise program is one of the core differentiating factors between the Company and most of its competition. The program grants each franchisee, or licensee, a vested interest in the success of both his or her individual branch as well as the Company as a whole. After paying an initial franchise fee of $19,500 in exchange for his or her own exclusive territory determined based on demographic, economic and competitive studies, a franchise owner generally is paid a royalty effectively equal to approximately 60% of gross profit. The licensee has the right to develop the territory to its fullest potential. For example, a licensee can open a satellite office in the area if he believes there will be an appropriate return on the investment. The franchise owner also handles marketing and recruiting within the assigned territory. The corporate office works closely with the licensee to ensure the best approach and strategy for the franchise and the profitability of the location. All locations must be approved by the Company prior to signing a lease. Various management reports are provided to the offices to assist them with ongoing analysis of their medical staffing operations.

         For fiscal 1999, 1998 and 1997, total medical staffing licensee distributions of approximately $12.3 million, $8.8 million and $6.2 million, respectively, were included in the Company's general and administrative expenses.

         The Company grants a ten-year initial franchise term. The licensee has an option to extend the term for two additional five-year renewal terms, subject to the licensee adhering to the operating procedures and conditions for renewal set forth in the franchise agreement. When the Company converts an independently owned medical staffing business into a franchise, the Company negotiates the terms of the conversion on a transaction-by-transaction basis, depending on the size of the business and the location.

         Sales of franchises are subject to compliance with Federal and certain state franchise laws. If the Company fails to comply with the franchise laws, rules and regulations of the particular state relating to offers and sales of franchises, the Company will be unable to engage in offering or selling franchises in or from such state. To offer and sell franchises, the Federal Trade Commission requires the Company to furnish to prospective licensees a current franchise offering disclosure document. The Company has used a UFOC to satisfy this disclosure obligation. The Company must update its UFOC annually or upon the occurrence of certain material events. If a material event occurs, the Company must stop offering and selling franchises until the UFOC is updated. In addition, certain states require the Company to register or file its UFOC with such states and to provide prescribed disclosures. The Company is required to obtain an effective registration of its franchise disclosure document in New York State. Presently, the Company is filing a response to a comment letter sent by the State of New York. The Company expects approval by New York immediately upon its receipt and review of the Company's response to the comment letter. Approval by New York State will enable the Company to offer the medical staffing franchise in 38 states.

PERSONNEL; RECRUITING AND TRAINING

         The Company's supplemental staffing division employs approximately 4,000 individuals who render medical staffing services, approximately 380 individuals who render information technology staffing services and approximately 140 full time administrative and management personnel. Approximately 86 of these administrative employees are located at the branch offices and 54 are located at the supplemental staffing administrative offices in Atlanta, Georgia and New York City, New York.

         The Company screens supplemental staffing personnel to ensure that they meet all eligibility standards. This screening process includes skills testing, reference checking, professional license verification, personal interviews and a physical examination. In addition, new employees receive an orientation on the Company's policies and procedures prior to their initial assignment. The Company is not a party to any collective bargaining agreement and considers its relationship with its supplemental staffing employees to be satisfactory.

         It is essential to recruit and retain a qualified staff of medical staffing associates who are available to be placed on assignment as needed. Besides advertising in the local classifieds and conducting local public relations projects, the Company's Medical Staffing Division offers a variety of benefit programs to assist in recruiting high quality medical staffing professionals. This package provides employees access to medical, dental, life and disability insurance, a 401(k) plan, opportunities for Continuing Education Credits ("CEUs"), partnerships with various vendors for discount programs (e.g., uniforms, vacations and cruises, credit cards, appliances and cars), recognition programs and referral bonus programs. In addition, the Company provides its Medical Staffing Division licensees a full-service human resources department to support the Medical Staffing Division offices with policies and procedures as well as the day-to-day issues of the field staff.

         As of February 28, 1999, the IT Staffing Division employed approximately 380 IT professionals in the United States, over 90% of whom were recruited from the Philippines, Singapore, Australia, New Zealand and the Middle East.

         Because the Company's IT staffing business involves the delivery of professional IT services, its success depends upon its ability to attract, motivate and retain highly skilled individuals who possess the technical skills and experience necessary to deliver the services. The Company's IT Staffing Division recruits IT professionals globally, principally through traditional advertising in newspaper and trade publications, the internet, job fairs, networking through seminars, user group meetings, local recruiting symposia at overseas hotels, referrals from other personnel and an ongoing data base of applicants.

         Management from the IT Staffing Division's New York office makes several international trips per year for recruiting purposes. The Company uses its Manila office in the Philippines, and intends to use other foreign offices when opened, to follow up on contacts initiated through the above-mentioned methods. In addition, the Company employs a local agent in Manila as a recruiting coordinator who helps to identify possible candidates and recruits and interviews these individuals.

         Once the IT professionals arrive in the U.S., they frequently train on a work site (free of charge to the client) for a one to two week period before commencing work at the site. In addition, the IT Staffing Division provides training programs at the Company's offices in New York City using manuals and the Company's staff. Through its Quality Management System, the IT Staffing Division monitors its IT professionals' performance and aids their development as necessary. Clients evaluate individual IT professionals three months after they commence work, and after that, annually. If an IT professional gets a low rating in, for example, communication skills, the IT Staffing Division may send the IT professional to English language courses. The IT Staffing Division employs an instructor to provide ongoing English training one to two times per week after working hours.

         In addition to their training, IT professionals receive a strong benefits package from the Company (relocation expenses averaging $7,500, including a $3,000 cash advance; medical, dental, long and short-term disability and life insurance; legal representation; temporary housing; 401-K plan; internet access; laptop computer; assistance procuring credit cards; and loans to relocate families from their countries of origin). Management believes that the hiring of foreign-born IT professionals leads to longer retention periods. The retention period is longer because the Company obtains H-1B visas for its employees, and if the foreign employees wish to work for another employer in the United States they must obtain another visa, a lengthy and cumbersome process. See "Immigration Laws".

         Qualified IT professionals are in great demand worldwide and are likely to remain a limited resource for the foreseeable future. There can be no assurance that qualified IT professionals will continue to be available to the Company in sufficient numbers, that the Company will be successful in retaining current or future employees, or that the cost of employing such IT professionals will not increase due to shortages. Failure to attract or retain qualified IT professionals in sufficient numbers could have a material adverse effect on the IT Staffing Division's business, operating results and financial condition.

SALES AND MARKETING

         The Company begins a marketing education program as soon as a new medical staffing office becomes operational. This training details the entire sales process. The program stresses sales techniques, account development and retention as well as basic sales concepts and skills. Through interactive lectures, role plays and sales scenarios, participants are immersed in the sales program.

         To provide ongoing sales support, the Company furnishes medical staffing field offices with a variety of tools. A corporate representative is continuously available to help with prospecting, customer identification and retention, sales strategies, and developing a comprehensive office sales plan. In addition, various guides and brochures have been developed to focus a branch's attention to critical areas in the sales process. The Company has developed a web page that provides information to clients, located at www.atchealthcare.com.

         Each licensee in the Medical Staffing Division is responsible for generating sales in his or her territory. Licensees are taught to do this through a variety of methods in order to diversify their sales conduits. The primary method of seeking new business is to call on health care facilities in the local area. Cold calls and referral are often used to generate leads. Advertising in yellow page phone books is also utilized. Once granted an interview, the licensee is instructed to emphasize the key highlights of the Company.

         The Company focuses its IT marketing efforts on businesses with significant IT budgets and recurring software development needs. Sales methods include an internet site containing pictures, voice recordings and resumes of IT professionals (with the possibility for clients to set up interviews); weekly facsimile transmittals of lists of available IT professionals to 100 users; and direct calls to clients based on known client needs. Clients also sometimes accompany the Company's personnel on international recruiting trips in order to select IT professionals. These methods, along with the possibility for clients to have telephone and videoconferenced interviews with IT professionals around the world, allow the Company to "pre-sell" IT professionals to the clients. The

Company also believes that its pricing structure is lower than average for the IT staffing industry, due in part to its low overhead, and that this pricing structure aids the Company's marketing efforts.

         The Company gathers market research by communicating with employees, clients and consultants and by monitoring business and industry sources. These resources also serve as a prospecting and networking mechanism for locating key decision makers, securing quality referrals and introductions for the IT Staffing Division's account team and assessing the competitive circumstances and barriers to entry at prospective or established clients.

         The Company generally employs a top-down approach to account penetration and development of its IT Staffing Division. The Company endeavors to establish contacts with Chief Contracting Officers, human resource directors and other senior management through professional contacts of the Company's senior management, through referrals by the Company's existing clients, and through client contacts who move to new employers.


IMMIGRATION LAWS

         The Company recruits its IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which it operates, particularly the United States. Over 99% of the Company's IT professionals are citizens of other countries.

         Most of the IT professionals who provide services to the Company's clients are present in the United States on an H-1B temporary work visa. The Immigration and Naturalization Service ("INS") is authorized under current law to approve no more than 115,000 new petitions for H-1B status in the Federal government's fiscal year ending September 30, 1999. As of April 30, 1999, 103,753 petitions have been approved. It is expected that the cap will be reached before the end of June 1999. After the ceiling is reached, no H-B1 visa petitions will be approved by the INS until the beginning of the next Federal fiscal year. If the IT Staffing Division were unable to obtain H-1B permits for its employees in sufficient quantities or at a sufficient rate, its business, operating results and financial condition could be materially adversely affected.

         Foreign nationals are only permitted to work in the United States on a H-1B visa status for six consecutive years. After working in the United States for that length of time, if the alien has not yet become a lawful permanent United States resident, the alien must leave the United States. The total time required for the process of permanent residency can vary significantly and may take more than three years to complete. Since an alien on an H-1B visa may only remain in the United States for six years, in those instances where the Company may have hired an alien after he or she had worked for another company for several years or where he or she did not pursue permanent residency of several years, the consultant could reach the end of the allotted six years in H-1B visa status before the permanent residency application process has been completed. In addition, although the Company recruits

IT professionals in the Philippines, Singapore, Australia, New Zealand, and Middle Eastern countries, residency applications by the sponsoring employer are limited to national quotas. Therefore, if a high number of residency applications have been granted for certain nationalities, additional residency applications might not be available for those groups.

         Furthermore, Congress and administrative agencies with jurisdiction over immigration matters have periodically expressed concerns over the levels of legal and illegal immigration into the United States. These concerns have often resulted in proposed legislation, rules and regulations aimed at reducing the number of work permits that may be issued. Any changes in such laws making it more difficult to hire foreign nationals or limiting the ability of the Company to retain foreign employees could require the Company to incur additional unexpected labor costs and expenses and decrease the Company's number of IT professionals available to its clients. Any such restrictions or limitations on the Company's hiring practices could have a material adverse effect on the IT Staffing Division's business, operating results and financial condition. To date the Company has not experienced difficulties with the governments of the home countries from which it recruits IT professionals with regards to emigration matters. However, any such difficulties (for example, restrictions on emigration), particularly in the Philippines or Singapore, could have a material adverse effect on the IT Staffing Division's business.

INSURANCE

         The Company maintains errors and omissions insurance for the supplemental staffing division: medical professional and general liability insurance providing for coverage in a maximum amount of $26 million per claim, subject to a limitation of $26 million for all claims in any single year, and IT staffing errors and omissions insurance of $1 million per claim and $1 million in the aggregate.

         The IT Staffing Division also carries general liability insurance with aggregate coverage of $2.0 million and a $1.0 million limit per occurrence, crime insurance including employee dishonesty, theft, disappearance and destruction with aggregate coverage of $2.0 million, as well as umbrella coverage of $5.0 million for each occurrence and $5.0 million dollars of aggregate liability. The Company also maintains fidelity bonds covering general liability, workers compensation claims, employee theft and in some cases errors and omissions.

COMPETITION

         The medical staffing industry is extremely fragmented, with numerous local and regional providers nationwide providing nurses and other staffing solutions to hospitals and other health care providers. As HMOs and other managed care groups expand, so too must the medical staffing companies that service those customers. In addition, momentum for consolidation is increasing among smaller players, often venture capital-backed, who are trying to win regional and even national accounts. Because the staffing industry is dominated generally by large national providers that do not specialize in medical staffing, the Medical Staffing Division management believes that its specialization will give it a competitive edge. In addition, its franchise program gives each franchisee or licensee an incentive to compete actively in his or her local marketplace. In addition to the Medical Staffing Division's medical staffing specialty which services the health care community exclusively, the Company continues to diversify among the medical staffing services it offers, unlike many of its small regional competitors who focus on nurse staffing only.

         The IT services industry is highly competitive and served by numerous international, national, regional and local firms, all of which are either existing or potential competitors of the Company. Primary competitors of the Company's IT Staffing Division include accounting firms, software consulting and implementation firms, applications software firms, service groups of computer equipment companies, general management consulting firms, programming companies and temporary staffing firms and the internal IT staff of the Company's clients. The Company believes that the principal competitive factors in the IT services industry include the range of services offered, cost, technical expertise, responsiveness to client needs, speed in delivering IT solutions, quality of service and perceived value. Based on the Company's experience in competitive situations, the Company believes that it competes favorably with respect to these factors.

         The management of the Company believes that the Company's IT Staffing Division will distinguish itself from its competitors because of lower overhead, client charges on a time and material, rather than on a fixed price-based basis. This reduces the risk that the Company will incur large costs and expenses for which it will not be paid. The Company further distinguishes itself by employing all of the Company's IT professionals as the IT Staffing Division does not use independent contractors, leading to stability in the IT Staffing Division's workforce and the ability to rapidly fulfill client's requests for staffing.

SERVICE MARKS

         The Company believes that its service marks Chelsea Computer Consultants(R)' and the ATC(R) logo have significant value and are important to the marketing of its supplemental staffing services. These trademarks are registered with the United States Patent and Trademark Office. The Chelsea trademark will remain in effect through April 14, 2008 for use with temporary employment services providing computer consultants and computer technicians and other temporary employees proficient with computers. The ATC trademark will remain in effect through January 9, 2000 for use with nursing care services and health care services. These marks are each renewable for an additional ten year period, provided the Company continues to use it in the ordinary course of business.

ITEM 2. PROPERTIES

         The Company's corporate headquarters consists of approximately 65,000 square feet of leased office space and 8,100 square feet of storage space in Lake Success, New York. The lease for the corporate headquarters expires on September 30, 2005 and provides for current annual rent of approximately $1.5 million, which increases annually by three percent. The Company believes that its headquarters office space is sufficient for its immediate needs and that it will be able to obtain additional space as needed in the future.

         The Company's supplemental staffing business leases its administrative facilities in Atlanta, Georgia and New York City, New York. The Atlanta office lease for approximately 11,300 square feet of office space expires on May 31, 2000 and provides for a current annual rent of approximately $156,000. Approximately 6,000 square feet of office space is sublet to a subtenant unaffiliated with the Company at an annual rental of approximately $73,000 with annual increases of 4.5 percent. The New York City offices lease approximately 5,500 square feet of office space. These leases expire on May 31, 2000 and September 30, 2000 and provide for a current annual rental of $140,000. The Company believes that its supplemental staffing administrative facilities are sufficient for its needs and that it will be able to obtain additional space as needed.

         The Company's home health care division leases all of its branch office locations from landlords unaffiliated with the Company or any of its executive officers or directors. Most of these are for a specified term although several of them are month-to-month leases. There are currently 125 home health care offices including 71 operated by the Company and 54 operated by 31 licensees. Two of these licensee offices sublease the office space from the Company and the remaining licensed offices are owned by licensees or are leased by the licensee from third-party landlords. The Company believes that it will be able to renew or find adequate replacement offices for leases which are scheduled to expire in the next twelve months at comparable costs.

         The Company's supplemental staffing division leases substantially all of its branch office locations from landlords unaffiliated with the Company or any of its executive officers or directors. There are currently 58 supplemental staffing branch offices including 4 operated by the Company and 54 operated by 41 licensees. One of the supplemental staffing offices operated by the Company subleases the office space from the home health care division and one licensee office subleases the office space from the Company. The remaining licensed offices are owned by licensees or are leased by the licensee from third-party landlords. The Company believes that it will be able to renew or find adequate replacement offices for all leases which are scheduled to expire in the next twelve months at comparable costs.

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

         On June 18, 1998, 6100 Cleveland, Inc., Orsinger Enterprises, Inc., and First Choice Medical Staffing, Inc., three former home care and staffing licensees (franchisees) of the Company in Ohio, commenced an action in the United States District Court for the Northern District of Ohio, Eastern Division against the Company's subsidiary, Staff Builders International, Inc. The action sought to recover damages and other relief alleging unpaid royalties, wrongful termination by the Company of the Franchise Agreement between the Company and the Plaintiffs, breach of contract and other damages. The Company answered the complaint and moved for a change of venue. On December 1, 1998, Plaintiffs, without the required permission of the Court, filed a Second Amended Complaint alleging in addition to the allegations contained in the prior Complaint, claims under the Racketeer Influenced and Corrupt Organizations Act ("RICO"), claiming a series of deliberate and illegal actions designed to put certain Staff Builders franchisees out of business, as well as claims arising under New York and Ohio loss of business opportunity statutes. The Second Amended Complaint seeks money damages in excess of $25 million and a claim for treble damages on the RICO claim. The Second Amended Complaint added as defendants Staff Builders Services, Inc., and certain executive officers of the Company. The Company has moved to dismiss the Second Amended Complaint challenging the legal sufficiency of the RICO claims and other claims which allege a loss of business opportunities under New York and Ohio laws. A companion case, 6100 Columbus, Inc. v. Staff Builders International, Inc. was recently filed alleging breach of contract only. This case will probably be consolidated with the previous case.

         On December 21, 1998, H.L.N. Corporation, Frontlines Homecare, Inc., E.T.H.L., Inc., Phoenix Homelife Nursing, Inc., and Pacific Rim Health Care Services, Inc., former home care licensees (franchisees) of the Company for the territory comprising certain counties in and around Los Angeles, California and their holding company, instituted an action against the Company's subsidiaries, Staff Builders, Inc., Staff Builders International, Inc., Staff Builders Services, Inc., and certain executive officers of the Company in the Superior Court for the State of California, County of Los Angeles. The action was removed to United States District Court for the Central District of California on December 22, 1998. Plaintiffs filed a First Amended Complaint in the Central District on January 8, 1999 to challenge the termination of the four franchise agreements between the Company and certain of the named plaintiffs, seeking damages for violations of California franchise law, breach of contract, fraud and deceit, unfair trade practices, claims under the RICO, negligence, intentional interference with contractual rights, declaratory and injunctive relief and a request for an accounting. Plaintiffs seek an unspecified amount of damages.
Discovery is currently in process.

         On July 17, 1998, the Federal government ordered that a complaint filed by Ali Waris, the former owner of a home health care agency purchased by the Company in 1993, be unsealed and served upon Staff Builders, Inc. and Targa Group, Inc., a former licensee (franchisee) of the Company. The government has elected not to intervene in the action, in which Mr. Waris claimed damages for alleged violations of the False Claims Act by the Company in connection with payments made by the Company for consulting services. Following a motion to dismiss, on March 4, 1999, the Court granted Mr. Waris leave to amend the Complaint, the amended filing for which was served on the Company on March 31, 1999. The Company intends to file a motion to dismiss the Amended Complaint.

         On April 30, 1999, Nursing Services of Iowa, Inc., Helen Kelly, Geri-Care Home Health, Inc. and Jacquelyn Klooster, two former home health care licensees (franchisees) of the Company and their principals in Des Moines and Sioux City, Iowa, respectively, commenced an action in the United States District Court for the Southern District of Iowa, Central Division against the Company's subsidiaries Staff Builders International, Inc., Staff Builders Services, Inc., Staff Builders, Inc., and certain executive officers of the Company. The action alleges claims under the RICO, claiming a series of deliberate and illegal actions designed to defraud Staff Builders' licensees, as well as claims for negligence, breach of fiduciary duty, breach of contract, fraudulent misrepresentation and violation of the Iowa franchise law. The complaint seeks unspecified money damages, a claim for treble damages on the RICO claims and punitive and exemplary damages.

         The Company is a defendant in several civil actions which are routine and incidental to its business. The Company purchases insurance in such amounts which management believes to be reasonable and prudent.

         Although the Company cannot estimate the ultimate cost of its open legal matters with precision, it has recorded a loss accrual at February 28, 1999 for the aggregate, estimated amount to resolve such matters. The aggregate balance of this accrual is $3.1 million at February 28, 1999 and was included in restructuring costs incurred of $2.2 million and $1.2 million in fiscal 1999 and 1998, respectively, less $300 expended to date.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK
        AND RELATED STOCKHOLDER MATTERS

(A)
                  MARKET INFORMATION

                  The Company has outstanding two classes of common equity securities: Class A Common Stock and Class B Common Stock. These two classes were created by a recapitalization of the Company's Common Stock that was completed in October 1995. The Company's Class A Common Stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board System under the symbol "SBLI".

                  The following table sets forth, for the indicated fiscal periods, the high and low sale prices for the Class A Common Stock for each quarter during the fiscal year ended February 28, 1998 and February 28, 1999 (through January 29, 1999), as reported by the Nasdaq National Market. Effective with the close of business on January 29, 1999, the Company's Class A Common Stock was delisted from the Nasdaq National Market and was immediately thereafter quoted on the OTC Bulletin Board. Between January 29, 1999 and February 28, 1999, the bid price of the Class A Common Stock as quoted on the OTC Bulletin Board did not exceed $.69 or fall below $.09.

                                          HIGH          LOW
                                         ------       -------
Fiscal Year Ended February 28, 1998
1st quarter ended May 31, 1997           $ 2.94       $ 1.81
2nd quarter ended August 31, 1997          2.84         1.94
3rd quarter ended November 30, 1997        2.81         2.16
4th quarter ended February 28, 1998        2.75         1.53

Fiscal Year Ended February 28, 1999
1st quarter ended May 31, 1998           $ 2.47       $ 1.28
2nd quarter ended August 31, 1998          1.69          .50
3rd quarter ended November 30, 1998         .87          .34
4th quarter ended February 28, 1999         .69          .09

                  There is no established public trading market for the Company's Class B Common Stock, which has ten votes per share and upon transfer is convertible automatically into one share of Class A Common Stock, which has one vote per share.

(B)               HOLDERS

                  As of May 28, 1999, there were approximately 307 holders of record of Class A Common Stock (including brokerage firms holding stock in "street name" and other nominees) and 468 holders of record of Class B Common Stock.

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

ITEM 6.

SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                              YEARS ENDED
                                                -----------------------------------------------------------------------
                                                  FEBRUARY       FEBRUARY       FEBRUARY       FEBRUARY       FEBRUARY
                                                  28, 1999       28, 1998       28, 1997       29, 1996       28, 1995
                                                -----------    -----------    -----------    -----------    -----------
CONSOLIDATED OPERATIONS DATA:
Revenues                                        $   437,588    $   526,673    $   480,355    $   410,160    $   325,111
                                                -----------    -----------    -----------    -----------    -----------
Costs and expenses:
  Operating costs                                   299,057        338,225        301,508        256,719        201,365
  General and administrative expenses               148,642        177,761        170,290        146,382        113,893
  Amortization of intangible assets                   1,314          2,807          2,623          1,823          1,237
  Interest expense                                    4,233          3,706          1,601            948          1,237
  Interest income                                    (1,061)        (1,358)          (896)          (976)          (796)
  Other (income) expense, net                         1,991           (419)        (1,487)         1,791            (22)
  Medicare and Medicaid audit adjustments            29,000           --             --             --             --
  Restructuring costs                                20,464         33,447           --             --             --
                                                -----------    -----------    -----------    -----------    -----------

    Total costs and expenses                        503,640        554,169        473,639        406,687        316,914
                                                -----------    -----------    -----------    -----------    -----------
Income (loss)
  before income taxes                               (66,052)       (27,496)         6,716          3,473          8,197
Provision (benefit) for income taxes                  7,034         (5,864)         2,955          1,459          3,462
                                                -----------    -----------    -----------    -----------    -----------

Income (loss) applicable to
  common stockholders                           $   (73,086)   $   (21,632)   $     3,761    $     2,014    $     4,735
                                                ===========    ===========    ===========    ===========    ===========

Income (loss) per common share:
  Basic                                         $     (3.16)   $      (.90)   $       .16    $       .09    $       .21
                                                ===========    ===========    ===========    ===========    ===========
  Diluted                                       $     (3.16)   $      (.90)   $       .15    $       .08    $       .20
                                                ===========    ===========    ===========    ===========    ===========

Weighted average common shares outstanding:
  Basic                                              23,162         23,939         23,668         23,598         22,389
                                                ===========    ===========    ===========    ===========    ===========
  Diluted                                            23,162         23,939         24,577         25,504         24,053
                                                ===========    ===========    ===========    ===========    ===========

CONSOLIDATED BALANCE SHEET DATA:

Total assets                                    $   146,505    $   158,701    $   156,172    $   120,527    $   103,486

Working capital (deficiency)                        (39,826)        16,085         27,245         12,007         22,038

Current portion of long-term debt                    43,460         10,664          5,071          1,655          1,208

Long-term debt and other liabilities                 59,082         40,508         37,998          9,611          9,186

Total liabilities                                   185,864        120,332         96,706         65,217         51,135

Stockholders' equity (deficit)                      (39,359)        38,369         59,466         55,310         52,351


Staff Builders, Inc. did not pay any cash dividends on its common stock during any of the periods set forth in the table above.

Certain prior period amounts have been reclassified to conform with the fiscal 1999 presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein, particularly Note 5 which discusses operating results by business segment.

RESULTS OF OPERATIONS

YEARS ENDED FEBRUARY 28, 1999 ("FISCAL 1999"), FEBRUARY 28, 1998 ("FISCAL 1998") AND FEBRUARY 28, 1997 ("FISCAL 1997")

REVENUES.  The Company's revenues consist of the following:

                                             ($ in millions)
                                               Years Ended
                                               February 28,
                               ---------------------------------------------

                                      1999         1998          1997
                                     ------       ------        ------
Home health care and other           $310.3       $451.1        $436.6
Supplemental staffing                 124.9         74.3          42.4
                                     ------       ------        ------
Total service revenues                435.2        525.4         479.0
                                     ------       ------        ------
Sales of licensees and fees             2.4          1.3           1.4
                                     ------       ------        ------
Total revenues                       $437.6       $526.7        $480.4
                                     ======       ======        ======


         Total revenues decreased to $437.6 million in fiscal 1999 compared to $526.7 million in fiscal 1998. This decrease of $89.1 million, or 16.9%, was a result of a decrease in the Company's home health care division service revenues of $140.8 million to $310.3 million in fiscal 1999 from $451.1 million in fiscal 1998. This decrease was partially offset by a 68.0% increase in the Company's staffing division service revenues of $50.6 million from $74.3 million in fiscal 1998 to $124.8 million in fiscal 1999.

         Total revenues increased by $46.3 million to $526.7 million in fiscal 1998 from $480.4 million in fiscal 1997. This increase included an increase of $14.5 million or 3.3% in the Company's home health care service revenues from $436.6 million in fiscal 1997 to $451.1 million in fiscal 1998. Additionally, the Company's supplemental staffing division service revenues increased by $31.9 million or 75.2% from $42.4 million in fiscal 1997 to $74.3 million in fiscal 1998.

HOME HEALTH CARE

         The primary reason for the decrease of $140.8 million in the home health care service revenues in fiscal 1999 over fiscal 1998 was a decrease in Medicare revenues. This decrease resulted from the negative impact of the Medicare Interim Payment System ("IPS") enacted under the Balanced Budget Act of 1997 ("BBA"). The IPS reduced the limits for the amount of costs which are reimbursable under the Medicare program. See Note 2 to the consolidated financial statements.

         The increase in home health care revenues of $14.5 million in fiscal 1998 over fiscal 1997 included $28.4 million primarily due to acquisitions made during fiscal 1997 which were included in the full fiscal 1998 period offset by a decrease in revenues of $13.9 million resulting from the closing or sale of approximately 30 locations during fiscal 1998. Included in the Company's fiscal 1998 revenues under sales of licensees and fees, net, is $502 thousand for license fees earned in connection with a master license agreement with a home health care company based in Tokyo, Japan. Under the agreement, the Company granted rights to develop home health care agencies throughout Japan using Staff Builders' home health expertise and licensee model.

The Company receives payment for its home health care services from several sources. The following are the Company's home health care division revenues by payment source:

                                                   Years Ended
                                                   February 28,
                                   --------------------------------------------

                                        1999           1998           1997
                                        ----           ----           ----
Medicare                                43.4%          60.1%         61.0%
Medicaid and other local
government programs                     36.2           23.1           21.7

Insurance and individuals               19.3           15.1           15.4
Other                                    1.1            1.7            1.9
                                       -----          -----          -----
Total                                  100.0%         100.0%         100.0%
                                       =====          =====          =====

         The home health care division has 125 locations as of May 31, 1999 as compared to 198 and 228 locations as of February 28, 1998 and 1997, respectively. Included in these locations are 54, 160 and 179 offices which were operated by 31, 64 and 72 licensees, respectively. The percentage of home health care division revenues attributable to licensees was 69%, 84% and 82% in fiscal 1999, 1998 and 1997, respectively. The decrease in the number of licensees and their respective share of business is consistent with the industry as a whole which has experienced a significant reduction in the number of providers as a result of the BBA.

SUPPLEMENTAL STAFFING

         Revenues for the supplemental staffing division grew to $124.9 million in fiscal 1999 compared to $74.3 million in fiscal 1998. This increase of $50.6 million, or 68.0% was primarily due to the increase in the number of staffing office locations from 46 at February 28, 1998 to 58 locations at February 28, 1999, including an increase in the number of licensees which increased from 35 to 41, respectively.

Also, fiscal 1999 was the first full year in which Chelsea Computer Consultants, Inc. ("Chelsea") was included in the Company's consolidated results of operations. Chelsea is the Company's information technology staffing subsidiary in which the Company acquired a majority interest on October 30, 1997. Chelsea's revenues were $31.1 million in fiscal 1999 and were $7.0 million from October 30, 1997 through February 28, 1998.

         The increase in supplemental staffing revenues of $31.9 million in fiscal 1998 over fiscal 1997 included $9.0 million resulting from the September 1996 acquisition of a provider in the metropolitan New York area which generated revenues of $17.5 million and $8.5 million in fiscal 1998 and fiscal 1997, respectively. Additionally, the increase in supplemental staffing revenues included $4.5 million resulting from the September 1997 acquisition of a provider of travel nursing services, whereby nursing professionals render services in long-term assignments, away from the professional's permanent domicile.

         OPERATING COSTS. Operating costs were 68.7%, 64.4%, and 62.9% of service revenues in fiscal 1999, 1998 and 1997, respectively. Operating costs represent the direct costs of providing services to patients or clients, including wages, payroll taxes, travel costs, insurance costs, medical supplies and the cost of contracted services. The increases in operating costs as a percentage of service revenues were primarily due to the increase in supplemental staffing revenues which have higher direct operating costs as a percentage of service revenues as compared to home health care revenues.

         The payroll fringe costs, consisting primarily of payroll taxes and workers compensation insurance, represents 15.3%, 16.0%, and 15.9% of direct service wages in fiscal 1999, 1998 and 1997, respectively. These payroll fringe costs as a percentage of direct service wages for the home health care division were 16.9%, 16.8% and 16.3% and for the supplemental staffing division were 12.4%, 12.5% and 13.2%, respectively.

         The cost of contracted services represents 6.6%, 6.5% and 8.1% of related service revenues in fiscal 1999, 1998 and 1997, respectively. Contracted services consist primarily of physical therapy, occupational therapy, speech therapy and medical social services utilized in the home health care division.

         The service revenues, operating costs and resultant gross margins generated by the Company's licensee and company-owned locations are as follows ($ in millions):


                                                       HOME HEALTH CARE
                                                         Years Ended
                                                         February 28,
                                         ------------------------------------------

                                                 1999        1998       1997
                                              ---------   ---------   ---------
Total service revenues - Licensee             $     214   $     379   $     356
Total service revenues -
  Company-Owned                                      96          72          81
                                              ---------   ---------   ---------
Total service revenues                        $     310   $     451   $     437
                                              =========   =========   =========

Operating costs - Licensee                    $     136   $     234   $     216
Operating costs - Company-Owned                      64          46          53
                                              ---------   ---------   ---------
Operating costs                               $     200   $     280   $     269
                                              =========   =========   =========

Gross margin - Licensee                       $      78   $     145   $     140
Gross margin - Company-Owned                         32          26          28
                                              ---------   ---------   ---------
Gross margin                                  $     110   $     171   $     168
                                              =========   =========   =========



                                                     SUPPLEMENTAL STAFFING
                                                         Years Ended
                                                         February 28,
                                        ---------------------------------------------
                                                 1999        1998       1997
                                              ---------   ---------   ---------
Total service revenues - Licensee             $      90   $      65   $       1
Total service revenues -
  Company-Owned                                      35           9          41
                                              ---------   ---------   ---------
Total service revenues                        $     125   $      74   $      42
                                              =========   =========   =========

Operating costs - Licensee                    $      70   $      51   $       1
Operating costs - Company-Owned                      29           7          32
                                              ---------   ---------   ---------
Operating costs                               $      99   $      58   $      33
                                              =========   =========   =========

Gross margin - Licensee                       $      20   $      14   $    --
Gross margin - Company-Owned                          6           2           9
                                              ---------   ---------   ---------
Gross margin                                  $      26   $      16   $       9
                                              =========   =========   =========


         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $29.2 million, or 16.4%, in fiscal 1999 to $148.6 million as compared to $177.8 million in fiscal 1998 and increased by $7.6 million, or 4.5%, in fiscal 1998 as compared to $170.3 million in fiscal 1997. These costs expressed as a percentage of service revenues were 34.2%, 33.9% and 35.5% in fiscal 1999, 1998 and 1997, respectively.

         The decrease of $29.2 million in fiscal 1999 as compared to fiscal 1998 was the result of a decrease in the general and administrative expenses of the home health care division of $38.7 million which was partially offset by a $9.5 million increase in such expenses in the supplemental staffing division. Included in general and administrative expenses is the Company's provision for doubtful accounts which increased by $5.7 million in fiscal 1999 over fiscal 1998. The provision for doubtful accounts was $5.6 million and $2.5 million in fiscal 1999 and fiscal 1998 for the home care business segment and $2.8 million and $0.2 million in fiscal 1999 and fiscal 1998 for the supplemental staffing business segment, respectively.

         The decrease in the general and administrative expenses of the home health care division was a result of a reduced number of operating locations and management's efforts to address the revenue reductions associated with IPS. This decrease was partially offset by re-engineering costs incurred in connection with meeting the demands of IPS, including improvement of the home care division's patient billing, scheduling and accounts receivable functions and implementing other operating efficiencies.

         The general and administrative expenses of the supplemental staffing division increased from $13.3 million in fiscal 1998 to $22.8 million in fiscal 1999 due to an increase in the number of supplemental staffing licensees and the increased expenses associated with the first full year of operation of Chelsea.

         The increase in general and administrative expenses of $7.6 million in fiscal 1998 over fiscal 1997 was primarily due to the increase in supplemental staffing expenses of approximately $4.8 million, including $1.1 million attributable to the consolidation of Chelsea's general and administrative expenses from October 30, 1997 to February 28, 1998. The increase in the supplemental staffing expenses is due to the expansion of that division. The increase in these general and administrative expenses includes approximately $900 thousand resulting from the September 1996 acquisition of a provider in the metropolitan New York area and approximately $500 thousand resulting from the September 1997 acquisition of a provider of travel nurse services. Additionally, there was an increase in corporate and regional home health care expenses of $2.4 million, or 6.2% over the prior year, due to increased support for expansion of the Company's home health care services, primarily resulting from acquisitions made in fiscal 1997 which were included in the full fiscal 1998 period.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets was approximately $1.3 million in fiscal 1999 as compared to $2.8 million in fiscal 1998 and $2.6 million in fiscal 1997. The reduction of $1.5 million in fiscal year 1999 compared to fiscal year 1998 was primarily the result of the write-off of goodwill recorded in fiscal year 1998. The home health care division amortization expense was $1.2 million, $2.5 million and $2.5 million and the supplemental staffing division amortization expense was $100 thousand, $300 thousand and $100 thousand in fiscal 1999, 1998 and 1997, respectively.

         INTEREST EXPENSE. Interest expense was approximately $4.2 million in fiscal 1999 as compared to $3.7 million in fiscal 1998 and $1.6 million in fiscal 1997. The increases in interest expense in fiscal 1999 over fiscal 1998 and over fiscal 1997 was primarily due to an increase in the level of borrowings under the Company's secured credit facility. On October 30, 1997, the Company borrowed $12.6 million under the acquisition line of credit to purchase an additional 60.9% of the outstanding common stock of Chelsea.

         INTEREST INCOME. Interest income includes interest on franchise notes receivable of $225 thousand, $481 thousand and $527 thousand in fiscal 1999, 1998 and 1997, respectively. Interest earned on franchise notes receivable is generally at the prime rate plus three percent. Additionally, the Company earned interest from funds on deposit for workers compensation premiums of $520 thousand, $564 thousand and $243 thousand in fiscal 1999, 1998 and 1997, respectively.

         OTHER (INCOME) EXPENSE, NET. Other expense of $2.0 million in fiscal 1999 primarily consists of approximately $1.0 million for the reserve for uncollectible notes receivable, $600 thousand for the write-off of obsolete fixed assets and $300 thousand to record minority interest expense incurred by Chelsea. Other (income) expense, net in fiscal 1998 primarily includes approximately $300 thousand of income from the Company's gain on the sale of several offices. Fiscal 1997 income includes approximately $1.2 million resulting from the sale of a Company division.

         MEDICARE AND MEDICAID AUDIT ADJUSTMENTS. In the third quarter of fiscal 1999, the Company recorded a charge of $29.0 million to reflect audit adjustments from both Medicare and Medicaid. Medicare and Medicaid audit adjustments recorded in fiscal 1999 include Federal and state audit liabilities arising from some completed audit examinations as well as estimated liabilities for open audit periods through February 28, 1999. As a home health care provider, the Company is subject to extensive and changing state and Federal regulations relating to the licensing and certification of its offices and the sale and delivery of its products and services. The Federal government and Medicare fiscal intermediaries have become more vigilant in their review of Medicare reimbursements to home health care providers generally, and have become more restrictive in their interpretation of those costs for which reimbursement will be allowed to such providers. These regulatory agencies have increased the number of audits performed and have applied a more intensive degree of scrutiny in the conduct of these audits.

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

         Additionally, the Company has recorded an accrual for third party liability ("TPL") to state Medicaid agencies which have claimed that the Company did not follow proper billing procedures in several locations. These state Medicaid agencies have challenged the eligibility of individuals for whom services were provided. The related claims are being reviewed by the state agencies encompassing several prior years for which the Company has been paid. The Company has reached a settlement for a portion of its TPL liability and is continuing to negotiate to resolve amounts payable to these state agencies. While the Company believes that it will ultimately prevail in many of these cases, it has accrued for the anticipated losses for those cases in which it will not prevail. To date, the Company has reached settlement on $4.6 million of the $11.0 million of TPL provided for in the quarter ended November 30, 1998. This amount is payable monthly at approximately $250 per month. The other $6.4 million is a general reserve based upon preliminary discussions with several states.

         The Company continues to appeal many audit issues and has engaged outside professional advisors to support its positions on these issues. The Company anticipates that any resolution of these appeals may require up to several years. The settlement of Medicare and Medicaid liabilities for specific periods provides a basis for reasonably estimating the liability that may exist for periods not yet examined or where the examination is in process. The Company was able to consider the scope of audits being performed by the fiscal intermediary and the issues raised for such periods, and then use this information as a basis to estimate the accrual required for audits not yet performed, or not yet completed. The $29.0 million charge to operations in the quarter ended November 30, 1998, together with the balance of liabilities previously established, less amounts expended during the fourth quarter of fiscal 1999, results in an aggregate liability of $28.1 million for Federal and state audit adjustments as of February 28, 1999 which includes $17.1 million and $11.0 million for Federal and state liabilities, respectively.

         HEALTH CARE REFORM AND RELATED RESTRUCTURING COSTS.

         The BBA resulted in significant changes to cost based reimbursement for Medicare home health care providers. Although a cost based reimbursement system remains, the BBA reduced the cost limits and created new per-beneficiary limits. The BBA provides two payment systems -- IPS which became applicable for the Company on March 1, 1998 until the adoption of prospective payment system scheduled to be effective for all home health care agencies after October 1, 2000. The Federal Health Care Financing Administration committed to the revised schedule in a report presented to Congress dated February 4, 1999. The effect of the changes under IPS is to reduce the limits for the amount of costs that are reimbursable to home health care providers under the Medicare program. Accordingly, the Company together with many of its licensees have modified their operations as needed to meet the demands of IPS, including taking steps to reduce costs and maximize operational efficiencies within the constraints of the IPS.

         During the fourth quarter of fiscal 1998, management prepared the home health care business segment of the Company for the impact of IPS and for long-term growth. As a result, the Company implemented a corporate-wide restructuring and cost reduction program. These actions, together with the Company's assessment of the impact of health care reform legislation, resulted in a pre-tax charge in the fourth quarter of fiscal 1998 of $33.4 million. During the quarter ended November 30, 1998, as a result of the Company's further operating modifications, including the additional closure and conversion of many locations from licensed to company-owned operations, the Company has written off or reserved approximately $4.5 million.

         In fiscal 1999, management further evaluated the carrying value of the Company's goodwill and intangible assets in light of current home health care industry conditions and its impact on the Company's operations. Such valuation resulted in an additional write-off of home health care goodwill of $15.3 million leaving a remaining net carrying value of goodwill and intangible assets as of February 28, 1999 of $5.1 million in its home health care business segment. The fiscal 1998 write-off of goodwill and intangible assets included $21.5 million for the home health care segment and $3.0 million for the supplemental staffing segment. The write-off of goodwill and intangible assets is required under SFAS No. 121.

         In addition to the fiscal 1999 write-off of goodwill, the Company recorded other home health care restructuring costs aggregating $5.2 million. These costs included $0.9 million for the closure and reduction in size of some of the Company's operating locations including the write-off of fixed assets and the accrual for employee severance payments. Further, restructuring costs include $2.2 million of litigation related costs, $1.1 million for the write-off of receivables from converted licensee locations and $0.9 million for the write-off of home care related investments and receivables. These restructuring costs reflect the Company's operating modifications in order to meet the demands of IPS as well as its assessment of the carrying value of goodwill and intangible assets in light of the deterioration within the home health care industry and the resultant effect on reduced profitability.

         PROVISION (BENEFIT) FOR INCOME TAXES. The provision (benefit) for income taxes reflects an effective rate of (10.6%), 21.3% and 44.0% in fiscal 1999, 1998 and 1997, respectively.

         The provision for income taxes in fiscal 1999 consists of a valuation allowance of $28.9 million offset by potential tax benefits of $20.2 million resulting from losses incurred in that period. Such valuation allowance was recorded because management does not believe that the utilization of the tax benefits from operating losses and other temporary differences are "more likely than not" to be realized, as required by SFAS 109. The Company has recorded an income tax receivable of $1.7 million resulting from the carryback of net operating losses.

         NET INCOME (LOSS). Net (loss) for fiscal 1999 was $(73.1) million, or $(3.16) per share, compared to net (loss) in fiscal 1998 of $(21.6) million, or $(.90) per share, and net income of $3.7 million, or $.16 per share, in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES


         Net cash provided by operating activities was $13.0 million for the fiscal year ended February 28, 1999 which consisted primarily of periodic interim payments received from Medicare of $14.4 million, a net increase in accounts payable and accrued expenses of $2.4 million and a decrease in trade accounts receivable of $2.0 million. Offsetting these sources of cash was the loss from operations requiring cash payments of $5.8 million. The fiscal 1999 loss of $(73.1) million included non-cash items consisting primarily of the write-off of goodwill, deferred income taxes and other assets aggregating $27.5 million; depreciation, amortization and a net increase to the allowance for doubtful accounts aggregating $8.6 million; an increase in Medicare and Medicaid audit liabilities of $29.0 million and an increase in accrued litigation costs of $2.2 million.

         Net cash used in investing activities was $7.3 million in fiscal 1999, which consisted of the purchase of fixed assets of $5.0 million and $2.9 million of cash used to acquire businesses, offset by $0.6 million of proceeds from the sale of five home health care franchise businesses.

         Net cash used in financing activities of $6.5 million in fiscal 1999 included the payment of notes payable and other long-term liabilities of $11.1 million which consisted primarily of $3.1 million paid on the Company's acquisition line of credit under its secured credit facility, $2.9 million of capital lease payments, a net reduction of $1.0 million in the line of credit under which Chelsea borrowed on its accounts receivable and a reduction of $1.9 million in a term loan which matures in December 1999. Additionally, the Company purchased and retired 5.1 million shares of its common stock at a cost of $4.8 million. Offsetting these items was $9.1 million of cash provided from the Company's revolving line of credit.

         Net cash provided by operating activities was $13.5 million for the fiscal year ended February 28, 1998, which consisted primarily of an increase in accounts payable and accrued expenses of $10.4 million and periodic interim payments received from Medicare of $4.3 million. Net cash used in investing activities of $16.4 million in fiscal 1998 consisted primarily of cash used for business acquisitions of $16.2 million, including $12.7 million for the purchase of 60.9% of the outstanding common stock of Chelsea. Net cash provided by financing activities of $3.7 million in fiscal 1998 includes proceeds of $12.6 million from the acquisition line of credit, less $4.0 million of a decrease in borrowings under the Company's revolving line of credit and $6.1 million for the payment of notes payable and other long-term liabilities. These payments include $2.3 million of capital lease payments, a reduction of $1.8 million in a term loan and $0.8 million of repayments of the acquisition line of credit.

         Net cash used in operating activities was $19.4 million for the fiscal year ended February 28, 1997, which consisted primarily of an increase in trade accounts receivable of $23.8 million offset by net income of $3.8 million. Net cash used in investing activities of $11.9 million in fiscal 1997 consisted primarily of cash used for business acquisitions of $10.3 million, including $2.1 million for the purchase of 20.9% of the outstanding common stock of Chelsea. Net cash provided by financing activities in fiscal 1997 was $24.6 million, which consisted primarily of an increase in the level of borrowings under the Company's revolving line of credit of $21.6 million and proceeds from a term loan of $5.7 million, offset by the payment of notes payable and other long-term liabilities of $3.1 million.


         The Company has a secured credit facility which consists of a revolving line of credit, an acquisition line of credit and a standby letter of credit facility. On January 14, 1999, the bank provided the Company with written notification that, in its opinion, the Company's non-compliance with certain financial covenants constitutes an event of default under the terms of the credit facility agreement. Those covenants require the Company to maintain a minimum level of net worth and a maximum ratio of senior debt to net worth, failures of which resulted from losses incurred for the three and nine months ended November 30, 1998. At the time that the bank declared its opinion as to an event of default, the Company had borrowed $39.4 million under the credit facility, including $29.7 million and $9.7 million under the revolving line of credit and the acquisition line of credit, respectively. The bank has advised Staff Builders that while it has no obligation to provide additional advances as a result of the non-compliance with certain financial covenants, it is willing to consider making additional advances to Staff Builders under such conditions as it may determine. As of May 28, 1999, the Company had borrowed $38.9 million under the credit facility, including $30.5 million and $8.4 million under the revolving line of credit and the acquisition line of credit, respectively.

         In connection with the bank's notice of default, the maximum aggregate amount which can be borrowed under the credit facility was reduced from $50 million to $40 million. Additionally, the bank increased the rate of interest on all borrowings to 2.0% over the prevailing prime lending rate on its revolving line of credit and 2.75% over the prevailing prime lending rate on its acquisition line of credit (such prime lending rate being 7.75% as of February 28, 1999). The Company's primary sensitivity to changes in interest rates results from its secured credit facility. Based on outstanding borrowings at February 28, 1999, an increase of 1% in the prime rate would have the effect of increasing annual interest expense by approximately $400 thousand. The Company has classified its outstanding borrowings as a current liability as of February 28, 1999 because the bank has the option to declare all borrowings under the credit facility to become immediately due and payable. At February 28, 1999 and 1998, the Company borrowed $35.4 million and $29.4 million, respectively, under the credit facility.

         The Company's working capital deficiency was $(39.8) million at February 28, 1999. Current liabilities at February 28, 1999 include $22.7 million for Medicare and Medicaid liabilities, $35.4 million of outstanding borrowings under the secured credit facility and $8.1 million for the current portion of other debt obligations. While the Company cannot accurately determine the required payment dates for its total Medicare and Medicaid audit liabilities, it has included $34.6 million of such liabilities in other long term liabilities based upon its current estimate of when payments would likely become due. In order to pay its current liabilities in the normal course of business as well as to pay its liabilities to the Medicare and Medicaid agencies as they become due, the Company is investigating alternative sources of funding.

         The above conditions raise substantial doubt about the ability of the Company to continue as a going concern. As a result, management of the Company is pursuing various strategies, including but not limited to, negotiating with alternative lending sources, deferred payment terms for Medicare and Medicaid audit liabilities as well as for any repayments of Medicare periodic interim payment(s) ("PIP") and deferred payment terms for other creditors. Further, management is implementing an intensified collection effort and has obtained a deferred payment schedule for the repayment of $19.0 million of excess PIP payments made to the Company by the Federal government as well as for $6.8 million of audit liabilities assessed to date. Such payment schedule requires these amounts to be paid in 24 equal monthly installments of approximately $1.1 million beginning in May 1999. As of June 1, 1999 no payments have been made pursuant to this schedule. Additionally, the Company has obtained favorable extended payment terms with some of its trade creditors and is continuing to negotiate extended payment terms with other vendors. Further, the spin-off described in Note 1 will be completed only if the bank or another lender creates a separate credit facility for the home health care business under TLC and the supplemental staffing business retained by Staff Builders, and allocates the aggregate pre-spin-off debt between those two entities. However, there can be no assurance that these actions will be successful to provide adequate funds for the Company's current level of operations and to pay the Company's past-due obligations.

         From March 6, 1998 through October 16, 1998, the Company purchased and retired a total of 5,088,060 shares of its common stock at a cost of approximately $4.8 million. No repurchases have been made since October 16, 1998.

YEAR 2000

         Many computer systems, applications, information technologies and equipment containing computer related components (generally "computer systems and equipment") are unable to differentiate between the year 2000 and the year 1900 because they were programmed with two-digit, rather than four digit, date fields. Accordingly, older computer systems that have time-sensitive applications may not properly recognize the year 2000 and beyond ("Year 2000 issue"). This could cause system or equipment shut downs, failures or miscalculations resulting in inaccuracies in computer output or disruptions of operations, including, among other things, inaccurate processing of financial information and/or temporary inabilities to process transactions, manufacture products, or engage in similar normal business activities.

         The Company has made upgrades to its computer systems and equipment controlling its general ledger, accounts payable, payroll and human resources systems and believes that these systems are largely Year 2000 compliant. The Company is continuing its upgrades with respect to the front end systems, which include clinical, scheduling and billing. The Company expects to complete such upgrades by October 31, 1999. The Company believes that with these upgrades, the Year 2000 issue will not pose significant operational problems for its computer systems and equipment. However, if such upgrades are not made or are not completed in a timely fashion, the Year 2000 issue might have an adverse impact on the operations of the Company, the precise degree of which cannot be known at this time.

         In addition to risks associated with the Company's own computer systems and equipment, the Company has relationships with, and is to varying degrees dependent upon, a large number of third party vendors that provide information, goods and services to the Company and third party customers to which the Company provides its services. These include financial institutions, companies in industry, and Federal and state government agencies. If significant numbers of these third parties experience failures in their computer systems or equipment due to the Year 2000 issue and if, in particular, the Federal government is not Year 2000 compliant these failures could adversely affect the Company's ability to process transactions or engage in similar normal business activities. While some of these risks are outside of the Company's control, it has instituted programs, including internal records review to identify key third parties, assess their level of Year 2000 compliance, update contracts and address any non-compliance issues.

         The total cost of the Year 2000 systems assessment and upgrades is funded through operating cash flows and leases and the Company is expensing certain items and capitalizing others. The estimated cost to replace existing software applications consisting of Lawson software and HBO Corporation systems, including modifications to accommodate the Year 2000, is approximately $25 million, including the cost of implementation. The actual cost could, however, exceed this estimate. The Company has not established a contingency plan to deal with major year 2000 failures, if any, and does not intend to establish a contingency plan because it is comfortable with progress made to date, although no assurances can be made.

EFFECT OF INFLATION

         The rate of inflation was immaterial during fiscal 1999. In the past, the effects of inflation on salaries and operating expenses have been offset by the Company's ability to increase its charges for services rendered. The Company anticipates that it will be able to continue to do so in the future, subject to applicable restrictions with respect to services provided to clients eligible for Medicare and Medicaid reimbursement. The Company continually reviews its costs in relation to the pricing of its services.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In April 1998, FASB adopted Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP No. 98-5") which requires that costs previously capitalized as start-up costs will be expensed as incurred. SOP No. 98-5 becomes effective for fiscal years beginning after December 15, 1998, with earlier application encouraged. The adoption of SOP No. 98-5 will not have a material effect on the Company's consolidated financial statements.

         During 1998, FASB issued Statement of Financial Accounting Standards SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company does not expect the adoption of this new accounting pronouncement to have a material effect, if any, on its financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

         Certain statements in this report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by the inclusion of phrases such as "the Company anticipates", "the Company believes" and other phrases of similar meaning. These forward-looking statements are based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The potential risks and uncertainties which could cause actual results to differ materially from the Company's expectations include the impact of further changes in the Medicare reimbursement system, including any changes to the current interim payment system and/or the ultimate implementation of a prospective payment system; government regulation; health care reform; pricing pressures from third-party payors, including managed care organizations; retroactive Medicare audit adjustments; year 2000 failures; changes in laws and interpretations of laws or regulations relating to the health care industry; and inability to obtain financing on satisfactory terms.

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

HEALTH CARE REFORM. The BBA resulted in significant changes to cost based reimbursement for Medicare home health care providers. Although the BBA retains a cost based reimbursement system, the cost limits have been reduced and a per-beneficiary limit has been implemented. The BBA provides for IPS which became applicable for the Company on March 1, 1998 and will remain in effect until the adoption of a new prospective payment system scheduled to be effective for all home health care agencies beginning on October 1, 2000. The effect of the changes under IPS is to reduce the limits for the amount of costs that are reimbursable to home health care providers under the Medicare program. The Company cannot quantify the full effect of IPS on the Company's future performance because certain components of health care reform legislation, such as the per-beneficiary limit, require annual data which will not be known until a final assessment by Medicare and/or its fiscal intermediary is completed for each annual period.

         As Congress and state reimbursement entities assess alternative health care delivery systems and payment methodologies, the Company cannot predict which additional reforms may be adopted or what impact they may have on the Company. Additionally, uncertainties relating to the nature and outcomes of health care reforms have also generated numerous realignments, combinations and consolidations in the health care industry which may also have an adverse impact on the Company's business strategy and results of operations. The Company expects that in addition to industry consolidation generally, there may be consolidations within the Company's company-owned and licensed locations, with the likely result that there will be fewer offices by the end of the next fiscal year.

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

ATTRACTION AND RETENTION OF LICENSEES AND EMPLOYEES. Maintaining quality licensees, managers and branch administrators will play a significant part in the future success of the Company. The Company's professional nurses and other health care personnel are also key to the continued provision of quality care to the Company's patients. The possible inability to attract and retain qualified licensees, skilled management and sufficient numbers of credentialed health care professionals and para-professionals and information technology personnel could adversely affect the Company's operations and quality of service.

SATISFACTORY FINANCING. Staff Builders' working capital deficiency as of February 28, 1999 was $39.8 million and it has received notice from its bank that it is in non-compliance with certain financial covenants constituting an event of default under the terms of its credit facility agreement. Further, the Company is at or near its borrowing limit under such credit facility. In order to pay its current liabilities in the normal course of business and its liabilities to the Medicare and Medicaid agencies as they become due, management believes that the Company needs a new credit facility. Although the Company is in the process of seeking a new facility, there can be no assurance that a new credit facility will be available on favorable terms, if at all.

         YEAR 2000. The Company believes that because of the upgrades it has made and is making to its computer systems, the Year 2000 issue will not pose significant operational problems for it. However, if the upgrades are not completed on time, the Year 2000 issue might have an adverse effect. The Company has no contingency plans to address major Year 2000 failures. The total cost of the Company's Year 2000 systems assessments and upgrades is funded through operating cash flows and leases. If the financial condition of Staff Builders deteriorates, it may be unable to fund these systems assessments and upgrades.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


STAFF BUILDERS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS



                                                                     PAGE
                                                                     -----
INDEPENDENT AUDITORS' REPORT                                          F-1


CONSOLIDATED FINANCIAL STATEMENTS:

  Consolidated Balance Sheets as of
    February 28, 1999 and February 28, 1998                           F-2

  Consolidated Statements of Operations
    for the Years ended February 28, 1999,
    February 28, 1998 and February 28, 1997                           F-3

  Consolidated Statements of Stockholders' Equity
    for the Years ended February 28, 1999,
    February 28, 1998 and February 28, 1997                           F-4

  Consolidated Statements of Cash Flows
    for the Years ended February 28, 1999,
    February 28, 1998 and February 28, 1997                           F-5

  Notes to Consolidated Financial Statements                          F-6

FINANCIAL STATEMENT SCHEDULE FOR THE YEARS ENDED
  FEBRUARY 28, 1999, FEBRUARY 28, 1998
  AND FEBRUARY 28, 1997

    II - Valuation and Qualifying Accounts                            F-35



All other schedules were omitted because they are not required, not applicable or the information is otherwise shown in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Staff Builders, Inc.:

We have audited the accompanying consolidated balance sheets of Staff Builders, Inc. and subsidiaries (the "Company") as of February 28, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended February 28, 1999. Our audits also included the financial statement schedule listed in the Table of Contents. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Staff Builders, Inc. and subsidiaries at February 28, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements for the year ended February 28, 1999 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company's losses from operations, working capital deficiency and non-compliance with the terms of its secured credit facility raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche, LLP

Jericho, New York
May 25, 1999

STAFF BUILDERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                                          FEBRUARY 28,
                                                                                 ------------------------------
ASSETS                                                                               1999              1998
------                                                                           -------------    -------------
CURRENT ASSETS:
  Cash and cash equivalents                                                      $       2,007    $       2,757
  Accounts receivable, net of allowance
    for doubtful accounts of $7,000
    and $3,660, respectively                                                            79,662           85,123
  Deferred income taxes                                                                   --              3,176
  Income tax refund receivable                                                           1,733             --
  Prepaid expenses and other current assets                                              3,554            4,853
                                                                                 -------------    -------------
          Total current assets                                                          86,956           95,909

FIXED ASSETS, net                                                                       27,987           11,622
INTANGIBLE ASSETS, net                                                                  27,091           40,295
OTHER ASSETS                                                                             4,471           10,875
                                                                                 -------------    -------------
TOTAL                                                                            $     146,505    $     158,701
                                                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                               $      20,379    $      17,107
  Accrued expenses                                                                      14,520           11,976
  Accrued payroll and payroll related expenses                                          25,750           28,152
  Current portion of Medicare and Medicaid liabilities                                  22,673           11,925
  Current portion of long-term debt                                                     43,460           10,664
                                                                                 -------------    -------------
          Total current liabilities                                                    126,782           79,824
                                                                                 -------------    -------------

LONG-TERM DEBT                                                                          19,749           36,508
                                                                                 -------------    -------------
LONG-TERM MEDICARE AND MEDICAID LIABILITIES                                             34,608             --
                                                                                 -------------    -------------
OTHER LIABILITIES                                                                        4,725            4,000
                                                                                 -------------    -------------

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS' EQUITY:
  Common stock -
    Class A Common Stock - $.01 par value; 50,000,000 shares authorized;
    23,307,129 and 23,009,247 outstanding at February 28, 1999
    and 1998, respectively                                                                 236              230
    Class B Common Stock - $.01 par value;
    1,554,936 shares authorized; 312,251 and
    1,056,356 outstanding at February 28, 1999
    and 1998, respectively                                                                --                 10
  Preferred stock, 10,000 shares authorized;
    Class A - $1.00 par value; 666 2/3 shares
    outstanding at February 28, 1998                                                      --                  1
  Additional paid-in capital                                                            69,055           73,692
  Accumulated deficit                                                                 (108,650)         (35,564)
                                                                                 -------------    -------------
          Total stockholders' equity (deficit)                                         (39,359)          38,369
                                                                                 -------------    -------------

  TOTAL                                                                          $     146,505    $     158,701
                                                                                 =============    =============




                 See notes to consolidated financial statements

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                        YEARS ENDED
                                                       --------------------------------------------
                                                          FEBRUARY       FEBRUARY       FEBRUARY
                                                          28, 1999       28, 1998       28, 1997
                                                       ------------    ------------    ------------
REVENUES:

  Service revenues:
  Home health care                                     $    310,297    $    451,098    $    436,599
  Supplemental staffing                                     124,867          74,300          42,430
                                                       ------------    ------------    ------------
  Total service revenues                                    435,164         525,398         479,029
  Sales of licensees and fees, net                            2,424           1,275           1,326
                                                       ------------    ------------    ------------
    Total revenues                                          437,588         526,673         480,355
                                                       ------------    ------------    ------------
COSTS AND EXPENSES:

  Operating costs                                           299,057         338,225         301,508
  General and administrative expenses                       148,642         177,761         170,290
  Amortization of intangible assets                           1,314           2,807           2,623
  Interest expense                                            4,233           3,706           1,601
  Interest income                                            (1,061)         (1,358)           (896)
  Other (income) expense, net                                 1,991            (419)         (1,487)
  Medicare and Medicaid audit adjustments                    29,000            --              --
  Restructuring costs                                        20,464          33,447            --
                                                       ------------    ------------    ------------
    Total costs and expenses                                503,640         554,169         473,639
                                                       ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES                           (66,052)        (27,496)          6,716

PROVISION (BENEFIT) FOR INCOME TAXES                          7,034          (5,864)          2,955
                                                       ------------    ------------    ------------

NET INCOME (LOSS)                                      $    (73,086)   $    (21,632)   $      3,761
                                                       ============    ============    ============


EARNINGS (LOSS) PER COMMON SHARE:

  Basic                                                $      (3.16)   $       (.90)   $        .16
                                                       ============    ============    ============
  Diluted                                              $      (3.16)   $       (.90)   $        .15
                                                       ============    ============    ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING:

  Basic                                                      23,162          23,939          23,668
                                                       ============    ============    ============
  Diluted                                                    23,162          23,939          24,577
                                                       ============    ============    ============





                 See notes to consolidated financial statements

STAFF BUILDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)
--------------------------------------------------------------------------------

                                                                      Preferred  Additional
                                                  Common Stock
                                                -------------------    Stock     Paid-In     Accumulated
                                                  Shares    Amount    Class A    Capital       Deficit        Total
                                                ----------  -------  ---------  ----------  -------------  ----------
Balances, March 1, 1996                         23,537,320   $  235    $    1   $   72,767   $  (17,693)   $  55,310

Additional common stock in
  connection with a 1987 acquisition                 4,870        -                                                -

Common stock issued - exercise of
  stock options, net of 15,232 shares
  used to pay for shares                            23,768        -                     29                        29

Exercise of common stock warrants                  160,680        2                    193                       195

Common stock issued-employee
  stock purchase plan                              234,693        2                    579                       581

Purchase and retirement of common stock           (155,000)      (1)                  (409)                     (410)

Net Income                                                                                        3,761        3,761
                                                ----------   ------    ------   ----------   ----------    ---------
Balances, February 28, 1997                     23,806,331      238         1       73,159      (13,932)      59,466

Additional common stock in
  connection with a 1987 acquisition                   171        -                                                -

Exercise of common stock warrants                    5,000        -                     11                        11

Common stock issued-employee
  stock purchase plan                              254,101        2                    522                       524

Net (Loss)                                                                                      (21,632)     (21,632)
                                                ----------   ------    ------   ----------   ----------    ---------
Balances, February 28, 1998                     24,065,603      240         1       73,692      (35,564)      38,369

Additional common stock in
  connection with a 1987 acquisition                26,935        -                      -                         -

Exercise of stock options                           20,000        -                     35                        35

Purchase and retirement of
  common stock                                  (5,088,060)     (50)                (4,719)                   (4,769)

Conversion of preferred
  stock into common stock                        4,269,820       43        (1)        (242)                     (200)

Common stock issued-employee
  stock purchase plan                              325,082        3                    289                       292

Net (Loss)                                                                                      (73,086)     (73,086)
                                                ----------   ------    ------   ----------   ----------    ---------
Balances, February 28, 1999                     23,619,380   $  236    $    -   $   69,055   $ (108,650)   $ (39,359)
                                                ==========   ======    ======   ==========   ==========    =========




                 See notes to consolidated financial statements

STAFF BUILDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                               YEARS ENDED
                                                                  FEBRUARY      FEBRUARY      FEBRUARY
                                                                  28, 1999      28, 1998      28, 1997
                                                               -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                            $   (73,086)   $   (21,632)   $     3,761
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operations:
    Depreciation and amortization of fixed assets                    3,991          3,805          2,757
    Amortization of intangibles and other assets                     1,314          2,807          2,623
    Write-off of goodwill and intangible assets                     16,327         24,540           --
    Write-off of investments and other assets                        1,724          1,198           --
    Write-off of fixed assets                                          911           --             --
    Increase (decrease) in other long term liabilities               5,100            424           (758)
    Allowance for doubtful accounts                                  3,340            800            600
    Deferred income taxes                                            8,540         (7,101)           548
    Gain on sale of assets                                          (1,148)          (290)        (1,247)
  Change in operating assets and liabilities:
    Accounts receivable                                              1,972         (6,391)       (23,718)
    Prepaid expenses and other current assets                       (1,216)           415         (1,193)
    Accounts payable                                                 3,271          2,646          4,977
    Accrued expenses                                                  (918)         7,719         (6,525)
    Increase in Medicare and Medicaid audit liabilities             28,092           --             --
    Increase in periodic interim payment liability                  14,364          4,320            275
    Other assets                                                       451            211         (1,529)
                                                               -----------    -----------    -----------
    Net cash provided by (used in)
     operating activities                                           13,029         13,471        (19,429)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                                (2,876)       (16,226)       (10,327)
  Purchase of fixed assets                                          (5,020)        (1,029)        (2,334)
  Proceeds from disposal of assets                                     576            855            775
                                                               -----------    -----------    -----------
    Net cash used in investing activities                           (7,320)       (16,400)       (11,886)
                                                               -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Employee Stock Purchase Plan                           292            524            581
  Proceeds from exercise of stock options                               35             11             29
  Proceeds from exercise of warrants                                  --             --              195
  Purchase and retirement of common stock                           (4,770)          --             (410)
  Increase (decrease) in borrowings
   under revolving line of credit                                    9,094         (3,978)        21,565
  Proceeds from acquisition line of credit                            --           12,625           --
  Proceeds from other notes payable                                   --              581          5,727
  Payment of notes payable and other
   long-term liabilities                                           (11,110)        (6,083)        (3,076)
                                                               -----------    -----------    -----------
    Net cash provided by (used in) financing
     activities                                                     (6,459)         3,680         24,611
                                                               -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (750)           751         (6,704)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       2,757          2,006          8,710
                                                               -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $     2,007    $     2,757    $     2,006
                                                               ===========    ===========    ===========

SUPPLEMENTAL DATA:
  Cash paid for:

    Interest                                                   $     3,963    $     3,449    $     1,081
                                                               ===========    ===========    ===========
    Income taxes, net                                          $     2,287    $     2,344    $     1,867
                                                               ===========    ===========    ===========
Fixed assets purchased through
  capital lease agreements                                     $    16,323    $     2,351    $     4,770
                                                               ===========    ===========    ===========
Acquisition of businesses through
  issuance of notes payable                                    $       760    $      --      $     3,113
                                                               -----------    -----------    -----------


                 See notes to consolidated financial statements

STAFF BUILDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 28, 1999 ("FISCAL 1999"), FEBRUARY 28, 1998 ("FISCAL 1998") AND FEBRUARY 28, 1997 ("FISCAL 1997")
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED OTHERWISE AND, FOR PER SHARE AMOUNTS)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  NATURE OF BUSINESS

                  Staff Builders, Inc. ("Staff Builders" or the "Company") is a national provider of home health care services and supplemental staffing, including medical services provided through its wholly-owned subsidiary, ATC Healthcare Services, Inc. ("ATC") and information technology services provided through its 81.8% owned subsidiary, Chelsea Computer Consultants, Inc. ("Chelsea").

                  On March 22, 1999, the Company's Board of Directors approved a plan to separate its home health care business from its supplemental staffing business and to create a separate, publicly-traded company engaged exclusively in providing home health care services. To accomplish this separation of its businesses, the Company's Board of Directors established a new, wholly-owned subsidiary, Tender Loving Care Health Care Services, Inc. ("TLC") which will acquire 100% of the outstanding capital stock of the Staff Builders subsidiaries engaged in the home health care business. The spin-off will be effected through a pro rata distribution to Staff Builders' stockholders of all the shares of common stock of TLC owned by Staff Builders. The distribution will be made by issuing one share of TLC common stock for every two shares of Staff Builders common stock outstanding on the record date of the spin-off. Based upon the 23,619,388 shares of Staff Builders common stock outstanding on May 28, 1999, the Company estimates that 11,809,694 shares of TLC common stock will be distributed to holders of Staff Builders common stock. Staff Builders' supplemental staffing business will remain with Staff Builders. The completion of the spin-off is subject to the satisfaction of certain conditions, including obtaining certain regulatory approvals and bank financing for each of the home health care company and the supplemental staffing company.

                  PRINCIPLES OF CONSOLIDATION

                  The accompanying consolidated financial statements include the accounts of Staff Builders, its wholly-owned subsidiaries and its majority owned subsidiary. The Company maintains its records on a fiscal year ending the last day in February. All material intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform with the fiscal 1999 presentation.

                  A substantial portion of the Company's service revenues are derived under a unique form of franchising which is a license agreement under which independent companies or contractors represent the Company within a designated territory. These licensees assign Company personnel including registered nurses, therapists and home health aides to service the Company's clients using the Company's trade names and service marks. The Company pays and distributes the payroll for the direct service personnel who are all employees of the Company, administers all payroll withholdings and payments, bills the customers and receives and processes the accounts receivable. The licensees are responsible for providing an office and paying related expenses for administration including rent, utilities and costs for administrative personnel.

                  The Company owns all necessary health care related permits and licenses and, where required, certificates of need for operation of licensee offices. The revenues generated by the licensees along with the related accounts receivable belong to the Company. The revenues and related direct costs are included in the Company's consolidated service revenues and operating costs.

                  The Company pays a distribution or commission to the licensees based on a defined formula of gross profit generated. Generally, the Company pays the licensees 60% of the gross profit attributable to the non-Medicare operations of the licensee. The payment to the Company's licensees related to Medicare operations is adjusted for cost limitations and reimbursement of allowable Medicare costs. There is no payment to the licensees based solely on revenues.

                  For fiscal 1999, 1998 and 1997, total distributions or commissions paid to licensees of approximately $50.6 million, $92.9 million and $88.6 million, respectively, were included in the Company's general and administrative expenses. These amounts consist of $38.3 million, $84.1 million and $82.4 million for home health care licensees and $12.3 million, $8.8 million and $6.2 million for supplemental staffing licensees, respectively.

                  In October 1997, the Company purchased 60.9% of the outstanding common stock of Chelsea. Together with the 20.9% of the common stock of Chelsea purchased in September 1996, the Company owns 81.8% of the outstanding common stock of Chelsea. In connection with the Company's plans to spin-off its home health care business, management has decided to retain its investment in Chelsea by combining the Chelsea operations with its existing supplemental staffing business. Accordingly, the accounts of Chelsea, which were previously accounted for on the equity basis, are now included in the Company's consolidated financial statements within the supplemental staffing business segment, with prior years reclassified on a consistent basis. Earnings attributable to the minority interest in Chelsea, the amounts of which are not significant, are included in other (income) expense in the accompanying statements of operations and accrued expenses in the accompanying balance sheets.

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

                  FIXED ASSETS

                  Fixed assets, consisting of equipment (primarily computer hardware and software), furniture and fixtures, and leasehold improvements, are stated at cost and depreciated from the date placed into service over the estimated useful lives of the assets using the straight-line method. The estimated useful lives of the related assets are generally five to seven years.

                  GOODWILL AND INTANGIBLE ASSETS

                  The excess of the purchase price and related acquisition costs over the fair market value of the net assets of the businesses acquired is amortized on a straight-line basis over periods ranging from five to forty years. Intangible assets include customer lists, which are being amortized over five years on a straight-line basis.

                  In fiscal 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This Statement requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In the fourth quarter of fiscal 1999 and 1998, the Company wrote off $15.3 million and $24.5 million, respectively, of goodwill and intangible assets. These amounts primarily resulted from the Company's assessment of the adverse change in health care reform (See Note 2).

                  REVENUE RECOGNITION

                  The Company recognizes revenue on the accrual basis as the related services are provided to customers. Revenues are recorded net of contractual or other allowances to which customers are entitled. Employees assigned to particular customers may be changed at the customer's request or at the Company's initiation. In addition, for financial reporting purposes, a provision for uncollectible and doubtful accounts is provided for amounts billed to customers which may ultimately be uncollectible due to billing errors, documentation disputes or the customer's inability to pay.


                  Revenues generated from the sales of licensees and initial licensee fees are recognized upon signing of the domestic license agreement, if collectibility of such amounts is reasonably assured, since the Company has performed substantially all of its obligations under its license agreements by such date. In circumstances where a reasonable basis does not exist for estimating collectibility of the proceeds of the sales of license and initial license fees, such amounts are deferred and recognized as collections are made, utilizing the cost recovery method (see Note 6), or until such time that collectibility is reasonably assured.

                  Medicare reimburses the Company for covered items and services at the lower of the Company's cost as determined by Medicare, cost limits established by the Federal government, or the amount charged by the Company. Revenues generated from Medicare services are recorded when services are provided at an estimated reimbursement rate. Certain factors used to develop these rates are subject to review and adjustment by the appropriate governmental authorities and may result in additional amounts due to or due from the Company. Management reduces revenues by its estimate of the amount of net adjustments which should ultimately occur. Adjustments, if any, are recorded to these estimates in the period during which they arise.

                  INCOME TAXES

                  Deferred income taxes result from timing differences between financial and income tax reporting which primarily include the deductibility of certain expenses in different periods for financial reporting and income tax purposes. A valuation allowance is provided against net deferred tax assets unless, in management's judgment, it is more likely than not that such deferred tax asset will be realized.

                  EARNINGS (LOSS) PER SHARE

                  The basic net earnings (loss) per share is computed using weighted average number of common shares outstanding for the applicable period. The diluted earnings (loss) per share is computed using the weighted average number of common shares plus common equivalent shares outstanding, except if the effect on the per share amounts of including equivalents would be anti-dilutive.

                  FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The carrying amount of cash and cash equivalents, notes receivable from licensees, long-term debt and other liabilities related to acquisitions approximate fair value.

                  DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

                  In fiscal 1999, the Company adopted Statement of Financial

Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 provides standards which require publicly held companies to report about operating segments in annual financial statements together with related disclosures about products and services, major customers and geographic areas (see Note 5).

                  NEW ACCOUNTING PRONOUNCEMENTS


                  In April 1998, the FASB adopted Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP No. 98-5") which requires that costs previously capitalized as start-up costs will be expensed as incurred. SOP No. 98-5 becomes effective for fiscal years beginning after December 15, 1998, with earlier application encouraged. The adoption of SOP No. 98-5 will not have a material effect on the Company's consolidated financial statements.

                  During 1998, the FASB issued Statement of Financial Accounting Standards (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities". The Company does not expect the adoption of this new accounting pronouncement to have a material effect, if any, on its financial condition or results of operations.

2.  HEALTH CARE REFORM AND RELATED RESTRUCTURING COSTS

                  The Federal Balanced Budget Act of 1997 ("BBA") resulted in significant changes to cost based reimbursement for Medicare home health care providers. Although a cost based reimbursement system remains, the BBA reduced the cost limits and created new per-beneficiary limits. The BBA provides for an interim payment system ("IPS") which became applicable for the Company on March 1, 1998 and will remain in effect until the adoption of a new prospective payment system which is scheduled to be effective for all home health care agencies on October 1, 2000. The Federal Health Care Financing Administration committed to the revised schedule in a report presented to Congress dated February 4, 1999. The effect of the changes under IPS is to reduce the limits for the amount of costs that are reimbursable to home health care providers under the Medicare program. Accordingly, the Company together with many of its licensees have modified their operations as needed to meet the demands of IPS, including taking steps to reduce costs and maximize operational efficiencies within the constraints of the IPS.

                  During the fourth quarter of fiscal 1998, management prepared the home health care business segment of the Company for the impact of IPS and for long term growth. As a result, the Company implemented a corporate-wide restructuring and cost reduction program.
 These actions, together with the Company's assessment of the impact of health care reform legislation, resulted in a pre-tax charge in the fourth quarter of fiscal 1998 of $33.4 million. During the quarter ended November 30, 1998, as a result of the Company's further operating modifications, including the additional closure and conversion of many locations from licensed to company-owned operations, the Company wrote off or reserved approximately $4.5 million.

                  In fiscal 1999, management further evaluated the carrying value of the Company's goodwill and intangible assets in light of current home health care industry conditions and its impact on the Company's operations. Such valuation resulted in an additional write-off of home health care goodwill of $15.3 million leaving a remaining net carrying value of goodwill and intangible assets as of February 28, 1999 of $5.1 million in the Company's home health care business segment. The fiscal 1998 write-off of goodwill and intangible assets included $21.5 million for the home health care segment and $3.0 million for the supplemental staffing segment. The write-off of goodwill and intangible assets is required under SFAS No. 121.

                  A summary of restructuring costs is as follows (in millions of dollars):

                                                   YEARS ENDED
                                                   FEBRUARY 28,
                                                  --------------
                                                  1999      1998
                                                  ----      ----
          Write-off of goodwill and
            intangible assets                     $15.3     $24.5
          Employee severance and
            reduction in size                       0.9       1.0
          Write-down of home health care
            related investments and receivables     0.9       6.3
          Accrued litigation related costs          2.2       1.2
          Receivables from converted
            licensee locations                      1.1        -
          Other                                     0.1       0.4
                                                  -----     -----
          Total restructuring costs               $20.5     $33.4
                                                  =====     =====


                  As of February 28, 1999, all amounts provided have either been recorded as direct write-downs of assets or expended from the reserves, except for the remaining accrued litigation related costs described in Note 16.

3.  MEDICARE AND MEDICAID AUDIT ADJUSTMENTS

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

                  While the Company believes that it will ultimately prevail in many of these cases, it has accrued for the anticipated losses for those cases in which it will not prevail. Based upon the Company's consideration of the scope of audits being performed by the fiscal intermediary, the issues raised for such periods, the effect of the these issues on periods yet to be audited, and the balance of liabilities previously provided, the company recorded aggregate expense of $29.0 million in the quarter ended November 30, 1998. The resultant liability together with the balance of liabilities previously established, less amounts expended during the fourth quarter of fiscal 1999, results in an aggregate audit liability of $28.1 million as of February 28, 1999 for Federal and state audit adjustments which includes $17.1 million and $11.0 million for Federal and state liabilities, respectively. (See Note 12). The Company continues to appeal many audit issues and has engaged outside professional advisors to support the Company's positions on these issues. The Company anticipates that any resolution of the appeals may take up to several years.

4.  BANK DEFAULT AND GOING CONCERN MATTERS

                  As described more fully in Note 13, the Company has a secured credit facility with a bank. On January 14, 1999, the bank provided the Company with written notification that, in its opinion, the Company's non-compliance with certain financial covenants as of November 30, 1998 constitutes an event of default under the terms of the credit facility agreement. Those covenants require the Company to maintain a minimum level of net worth and a maximum ratio of senior debt to net worth, failures of which resulted from losses incurred in connection with the recording of Medicare and Medicaid audit adjustments (Note
3). At the time that the bank declared its opinion as to an event of default, the Company had borrowed $39.4 million under the credit facility, including $29.7 million and $9.7 million under the revolving line of credit and the acquisition line of credit, respectively. The bank has advised the Company that while it has no obligation to provide additional advances as a result of the non-compliance with certain financial covenants, it is willing to consider making additional advances to the Company under such conditions as it may determine.

                  In connection with the bank's notice of default, the maximum aggregate amount which can be borrowed under the credit facility was reduced from $50 million to $40 million. Additionally, the bank increased the rate of interest on all borrowings to 2.0% over the prevailing prime lending rate on its revolving line of credit and 2.75% over the prevailing prime lending rate on its acquisition line of credit (such prime lending rate being 7.75% as of February 28, 1999). The Company has classified its outstanding borrowings as a current liability as of February 28, 1999 because the bank has the option to declare all borrowings under the credit facility to become immediately due and payable. At February 28, 1999 and 1998, the Company borrowed $35.4 million and $29.4 million, respectively, under the credit facility. A commitment fee on the unused portion of the credit facility is payable at the rate of .375% per annum, together with an annual collateral management fee of $85. The Company's working capital deficiency was $(39.8) million at February 28, 1999. Current liabilities at February 28, 1999 include $22.7 million for Medicare and Medicaid audit liabilities, $35.4 of outstanding borrowings under the secured credit facility and $8.1 million for the current portion of other debt obligations. While the Company cannot accurately determine the required payment dates for its total Medicare and Medicaid audit liabilities, it has included $34.6 million thereof in other long-term liabilities based upon its current estimate of when payments would likely become due. In order to pay its current liabilities in the normal course of business as well as to pay its liabilities to the Medicare and Medicaid agencies as they become due, the Company is investigating alternative sources of funding.

                  The above conditions raise substantial doubt about the ability of the Company to continue as a going concern. As a result, management of the Company is pursuing various strategies, including but not limited to, negotiating with alternative lending sources, deferred payment terms for Medicare and Medicaid audit liabilities as well as for any repayments of Medicare periodic interim payments(s) ("PIP") and deferred payment terms for other creditors. Further, management is implementing an intensified collection effort and has obtained a deferred payment schedule for the repayment of excess PIP payments made to the Company by the Federal government as well as for audit liabilities assessed to date. Such payment schedule requires these amounts to be paid in 24 equal monthly installments beginning in May 1999, as of June 1, 1999 no payments have been made pursuant to this schedule. As of February 28, 1999, the total amount of excess PIP amounts received and settled Medicare audit liabilities were approximately $19.0 million and $6.8 million, respectively. In addition, the spin-off described in Note 1 will be completed only if the bank or another lender creates separate credit facilities for the home health care business under TLC and the supplemental staffing business retained by Staff Builders, and allocates the aggregate pre-spin-off debt between those two entities. However, there can be no assurance that these actions will be successful to provide adequate funds for the Company's current level of operations and to pay the Company's past-due obligations.

5.  SEGMENT REPORTING

     The Company operates in two reportable business segments, home health care and supplemental staffing. Reportable segments have been identified based upon how management has organized the business, the planned spin-off of the home health care business, and the criteria in SFAS #131, "Disclosures about Segments of an Enterprise and Related Information." Segment revenue consists of only sales to outside customers. Segment gross margin consists of segment revenues reduced by the direct costs of generating such revenues. Segment operating profit consists of segment gross margin less general and administrative expenses. General and administrative expenses incurred at the corporate level have been allocated to segments based on the utilization of such services by each segment.

                  The following table sets forth the selected results of operations by business segment (in millions of dollars):

                                                  Home Health Care
                                        -------------------------------------
                                               Year Ending February 28,
                                           1999          1998         1997
                                        -----------  -----------  -----------
Service revenues                        $     310.3  $     451.1  $     436.6

Sales of licensees and fees, net                2.2          1.1          1.0
                                        -----------  -----------  -----------

Total revenues                                312.5        452.2        437.6
                                        -----------  -----------  -----------

Gross margin                                  112.5        172.1        169.0

General & administrative
 expenses                                     122.1        161.0        159.2


Interest expense                                2.6          2.8          1.4

Depreciation and amortization
 expense                                        4.9          6.1          5.1

Other (income) expense                         50.0         28.4         (2.3)
                                        -----------  -----------  -----------

Income (loss) before
 income taxes                           $     (67.1) $     (26.2) $       5.6

Provision (benefit) for
 income taxes                           $       6.6  $      (5.3) $       2.5
                                        -----------  -----------  -----------
Net income (loss)                       $     (73.7) $     (20.9) $       3.1
                                        ===========  ===========  ===========


Total assets                            $      94.4  $     116.8  $     139.6
                                        ===========  ===========  ===========

                                                Supplemental Staffing
                                           ----------------------------------
                                                Year Ending February 28,
                                             1999        1998         1997
                                           ---------   ---------    ---------
Service revenues                           $   124.9   $    74.3    $    42.4

Sales of licensees and
 fees, net                                       0.2         0.2          0.4
                                           ---------   ---------    ---------


Total revenues                                 125.1        74.5         42.8
                                           ---------   ---------    ---------

Gross margin                                    26.0        16.3          9.9

General & administrative
 expenses                                       22.6        13.0          8.4

Interest expense                                 1.6         0.9          0.2

Depreciation and amortization
 expense                                         0.4         0.5          0.3

Other (income) expense                           0.4         3.2         (0.1)
                                           ---------   ---------    ---------

Income (loss) before
 income taxes                                    1.0        (1.3)         1.1

Provision (benefit) for
 income taxes                                    0.4        (0.6)         0.4
                                           ---------   ---------    ---------

Net income (loss)                          $     0.6   $    (0.7)   $     0.7
                                           =========   =========    =========

Total assets                               $    52.1   $    41.9    $    16.6
                                           =========   =========    =========


                                                     Consolidated
                                           -----------------------------------
                                                 Year Ending February 28,
                                             1999          1998        1997
                                           ---------    ---------    ---------
Service revenues                           $   435.2    $   525.4    $   479.0

Sales of licensees and
 fees, net                                       2.4          1.3          1.4
                                           ---------    ---------    ---------

Total revenues                                 437.6        526.7        480.4
                                           ---------    ---------    ---------
Gross margin                                   138.5        188.4        178.9

General & administrative
 expenses                                      144.7        174.0        167.6

Interest expense                                 4.2          3.7          1.6

Depreciation and amortization
 expense                                         5.3          6.6          5.4

Other (income) expense                          50.4         31.6         (2.4)
                                           ---------    ---------    ---------
Income (loss) before
 income taxes                                  (66.1)       (27.5)         6.7

Provision (benefit) for
 income taxes                                    7.0         (5.9)         2.9
                                           ---------    ---------    ---------
Net income (loss)                          $   (73.1)   $   (21.6)   $     3.8
                                           =========    =========    =========
Total assets                               $   146.5    $   158.7    $   156.2
                                           =========    =========    =========


6.   LICENSEE OPERATIONS

                  Notes receivable from licensees generally bear interest at the prevailing prime lending rate plus three percent and are generally payable over a term of ten years. The balance of these notes receivable at February 28, 1999 and February 28, 1998 amounted to $726 and $1,734, net of deferred income reflected as a valuation reserve for financial reporting purposes of $2,482 and $4,387, respectively. The net balances of these notes at February 28, 1999 and February 28, 1998 include $118 and $306 in Prepaid Expenses and Other Current Assets and $608 and $1,428 in Other Assets, respectively.

                  The decrease in the foregoing balances reflect a reduction in the number of licensees during fiscal 1999. The Company acquired the rights to operate 34 home health care locations and sold or closed 38 other home health care locations previously operated by licensees. Licensee notes receivable from acquired locations had been substantially offset by valuation allowances and therefore no charge to operations was required as a result of the transactions. Additional consideration, if any, paid to acquire licensee operations is included in the acquisitions described in Note 7.

                  The remaining balance of notes receivable from licensees related to the home health care and supplemental staffing business segments are as follows:



                                        February 28, 1999                        February 28, 1998
                         -----------------------------------------    ------------------------------------------
                           Home                                        Home
                           Health       Supplemental                   Health        Supplemental
                           Care         Staffing          Total        Care          Staffing         Total
                         -----------    -----------    -----------    -----------    -----------    -----------
Notes receivable         $     2,845    $       363    $     3,208    $     5,800    $       321    $     6,121
Deferred income               (2,182)          (300)        (2,482)        (4,086)          (301)        (4,387)
                         -----------    -----------    -----------    -----------    -----------    -----------
Net                      $       663    $        63            726    $     1,714    $        20          1,734
                         ===========    ===========                   ===========    ===========
Less current portion                                          (118)                                        (306)
                                                       -----------                                  -----------
Long term notes receivable                             $       608                                  $     1,428
                                                       ===========                                  ===========


                   Sales of licensees and fees, net were $2,424, $1,275 and $1,326 for fiscal 1999, 1998 and 1997, respectively. The home health care portion of these amounts were $2,234, $1,119 and $987, for fiscal 1999, 1998 and 1997, and the supplemental staffing portion of these amounts were $190, $156 and $339, respectively.

                   During fiscal 1999, fiscal 1998 and fiscal 1997, $228, $473 and $444, respectively, of home health care notes receivable previously not recognized as income were collected and included in revenues. Additionally, the initial franchise fees received in fiscal 1999, 1998 and 1997 for home health care franchises were $182, $135 and $488, respectively. Sales of licensees and fees, net for the fiscal 1999 period includes $1,223 from the sale of five home health care franchise businesses. Further, license fees generated from the Company's international franchise program were $601 and $512 in fiscal 1999 and fiscal 1998, respectively. Included in the international fees were initial franchise fees of $441 and $502 for fiscal 1999 and 1998, respectively, from the Company's master license agreement with a home health care company based in Tokyo, Japan. As of March 1998, the Company received the entire balance of the master license fee totalling $1.2 million and is recording the related income as it is earned through September 30, 1999. Under its revised agreement which expires in October 2002 with a five-year renewable term, the Company will receive periodic royalty payments based upon the Japanese company's service revenues. Also included in the fiscal 1999 international franchise fees is $101 of such periodic royalties. Although the contract life has changed to expire in October 2002, the $1.2 million franchise fee has not changed. Also included in the fiscal 1999 international franchise fees was $59 pursuant to a master license fee agreement with a Brazilian company.

                   The Company has performed substantially all of its obligations as required under the terms of its franchise agreements. Interest income on franchise notes receivable is included in other income.

                   In September 1996, in connection with the acquisition of a supplemental staffing business, a corporation acquired the rights to operate this business as a franchise and paid a fee of $75 to the Company. A majority of the stock of this corporation is owned by two family members of one of the Company's executive officers.

                   In April 1992, one of the Company's franchises was acquired by a corporation owned by a family member of one of the Company's executive officers. The purchase price for the franchise included the assumption of a note payable to the Company of $845 of which $645 remains outstanding at February 28, 1999. The note bears interest at the prevailing prime lending rate and matures in 2009.

7.   ACQUISITIONS

                   During fiscal 1999, 1998 and 1997, the Company made numerous acquisitions for which consideration was paid in cash, the issuance of notes payable and the assumption of certain liabilities. The transactions were accounted for as purchases and, accordingly, the results of operations of the acquired businesses are included in the accompanying consolidated financial statements from their respective dates of acquisition.

                   In fiscal 1999, the Company acquired the rights to 18 home health care locations previously operated by licensees for aggregate consideration of $3.7 million which included cash paid of $2.1 million, liabilities assumed of $800 and the write-off of notes receivable of $800. Additionally, the Company acquired ten home health care businesses for aggregate consideration of approximately $800, including cash paid of $600 and liabilities assumed of $200.

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

                  The effect of the fiscal 1999 and 1998 acquisitions on revenue, net loss and net loss per share on an unaudited pro forma basis for fiscal 1999 and 1998 is not material. Revenues, net income and earnings per share, on an unaudited pro forma basis for the year ended February 28, 1997, if the fiscal 1998 and fiscal 1997 acquisitions had occurred on March 1, 1996, would have approximated $500 million, $4.9 million and $.20, respectively. Revenues, net income and earnings per share on an unaudited pro forma basis for the year ended February 29, 1996, if the fiscal 1997 and 1996 acquisitions had occurred on March 1, 1995, would have approximated $448 million, $2.6 million and $.10, respectively.

                   In connection with the fiscal 1999 and fiscal 1998 acquisitions, assets acquired and consideration paid was as follows:

                                               1999          1998
                                              ------        ------
        Fair value of assets acquired, net   $ 4,498       $ 4,904
        Net cash paid for acquired
         assets and stock                     (2,844)       (3,724)
        Liabilities assumed and notes        -------       -------
         payable issued for acquisitions     $ 1,654       $ 1,180
                                             =======       =======

      The fair value of assets acquired is net of the write-off of notes receivable from ex-licensees of approximately $800.

8.   FIXED ASSETS

     Fixed assets consist of the following:

                                                 FEBRUARY 28,
                                             --------------------
                                               1999         1998
                                             -------      -------
        Computer equipment and
          software (see Note 13)             $23,897      $11,196
        Office equipment, furniture
          and fixtures                        12,177        7,490
        Leasehold improvements                 1,303        1,106
        Land and buildings                       106          106
                                             -------      -------
        Total, at cost                        37,483       19,898
        Less accumulated depreciation
          and amortization                     9,496        8,276
                                             -------      -------
        Fixed assets, net                    $27,987      $11,622
                                             =======      =======


      Computer equipment and software includes $13.7 million for computer equipment and year 2000 compliant software. Such amount is pursuant to a six-year lease agreement which requires payments through December 2004 (See Note
13). Additionally, office equipment includes the cost of year 2000 compliant systems in other areas aggregating $3.2 million. The combined cost of these systems will be amortized over the life of the software from the dates placed into service.

      During fiscal 1999, the Company wrote off fixed assets relating to closed locations and obsolete computer equipment which is included in restructuring costs. During fiscal 1999 and fiscal 1998, the Company wrote off fully depreciated fixed assets of approximately $1.4 million and $1.7 million, respectively.


9.    INTANGIBLE ASSETS, NET

     Intangible assets consist of the following amounts by business segment:

                                                              February 28,
                          ----------------------------------------------------------------------------------
                                           1999                                      1998
                          ----------------------------------------   ---------------------------------------
                            Gross      Accumulated                     Gross      Accumulated
                             Cost      Amortization        Net          Cost      Amortization       Net
                          ----------   -------------    ----------   ----------   ------------    ----------
Home health care          $   14,052   $      (8,926)   $    5,126   $   27,648   $     (9,064)   $   18,584
                          ----------   -------------    ----------   ----------   ------------    ----------

Supplemental staffing         24,141          (2,176)       21,965       23,168         (1,457)       21,711
                          ----------   -------------    ----------   ----------   ------------    ----------

Intangible assets:        $   38,193   $     (11,102)   $   27,091   $   50,816   $    (10,521)   $   40,295
                          ==========   =============    ==========   ==========   ============    ==========

     The above amounts are net of the cumulative write-offs of goodwill and intangibles which were approximately $39.8 million and $24.5 million at February 28, 1999 and February 28, 1998, respectively.

10.   ACCRUED EXPENSES

     Accrued expenses include $4,384 and $6,877 at February 28, 1999 and February 28, 1998, respectively, of accrued distributions payable to licensees.

11.  ACCRUED PAYROLL AND PAYROLL RELATED EXPENSES

     Accrued payroll and payroll related expenses consist of the following:

                                                 FEBRUARY 28,
                                             -------------------
                                               1999        1998
                                             -------     -------
     Accrued payroll                         $ 7,602     $ 9,006
     Accrued insurance                        12,503      11,807
     Accrued payroll taxes                     4,072       5,882
     Other                                     1,573       1,457
                                             -------     -------
     Total                                   $25,750     $28,152
                                             =======     =======

12.  MEDICARE AND MEDICAID LIABILITIES

     Medicare and Medicaid liabilities include amounts payable or estimated to be payable to Federal or state government agencies as a result of the Company's participation in Medicare and Medicaid programs. These amounts consist of the following:

                                                FEBRUARY 28,
                                            --------------------
                                              1999        1998
                                            --------    --------
     Medicare:
     Periodic interim payment
      liability ("PIP")(a)                  $ 18,959    $  4,595
     Completed audits (b)                     10,220           -
     Audits in process or
      net yet conducted (c)                   17,155       7,330
                                            --------    --------
                                              46,334      11,925
     Medicaid:
     Completed assessments (d)                 4,600           -
     Assessments in process or
      not yet conducted (e)                    6,347           -
                                            --------    --------
                                              10,947           -
                                            --------    --------
     Total                                    57,281           -
     Less current portion                    (22,673)    (11,925)
                                            --------    --------
     Long term Medicare and
      Medicaid liabilities                  $ 34,608    $      -
                                            ========    ========

     (a) PIP liability represents amounts received from Medicare in excess of current volume of business which are scheduled to be repaid in 24 equal monthly installments beginning in May 1999.

     (b) The fiscal intermediary has completed audits for which the Company has received a Notice of Provider Reimbursement.

     (c) The fiscal intermediary has not yet commenced an audit or is currently conducting audits for which no Notice of Provider Reimbursement has been received.


     (d) The Company has obtained payment terms which require repayment equal to 25% of current remittances.

     (e) The state Medicaid agencies have not yet commenced an audit or are currently conducting audits for which no notice of repayment has yet been received.

     The above amounts have been classified as current liabilities unless a formal or informal agreement has been reached to defer certain payments beyond February 29, 2000 or, based upon audit timetables, management does not expect that the audit will be completed and a request for payment received until after February 29, 2000.


13.  LONG-TERM DEBT
     Long-term debt consists of the following:

                                                 FEBRUARY 28,
                                             -------------------
                                               1999        1998
                                             -------     -------
     Borrowings under a secured revolving
       line of credit(a)                     $26,681     $17,587
     Borrowings under acquisition
       line of credit (a)                      8,680      11,836
     Obligations under capital leases(b)      20,000       6,606
     Notes payable and other liabilities
       related to acquisitions(c)              5,043       5,225
     Other note payable (d)                    1,707       3,635
     Chelsea notes payable (e)                 1,098       2,283
                                             -------     -------
     Total                                    63,209      47,172
     Less current portion                     43,460      10,664
                                             -------     -------
     Long-term debt(f)                       $19,749     $36,508
                                             =======     =======


      As described in Note 4, the bank has advised the Company that in its opinion the Company is presently in default of its bank agreement.
Accordingly, at February 28, 1999 such bank debt is shown as a current liability. The following information provides relevant detail about the specific terms of the outstanding debt.

(a) The Company has a secured credit facility which consists of a revolving line of credit, an acquisition line of credit and a standby letter of credit facility, under which the Company can borrow up to an aggregate amount of $40 million. Amounts borrowed under the revolving line of credit are collateralized by a pledge of all the stock of the Company's subsidiaries, by all accounts receivable and by liens on substantially all other assets of the Company and its subsidiaries. The agreement contains certain financial covenants which, among other things, (i) require the maintenance of a specified minimum defined level of book net worth, a minimum ratio of net income before depreciation and amortization to the sum of payments made for long term debt, unfunded capital expenditures, stock repurchases and permitted acquisitions, and a maximum ratio of senior debt to book net worth, (ii) limit the amount of unfunded capital expenditures, and (iii) prohibit the declaration or payment of cash dividends. Based upon the non-recurring charge recorded in the fourth quarter of fiscal 1998 which primarily consisted of the write-down of goodwill (See Note 2), the Company obtained an amendment with its bank to provide some relief from the terms of those covenants which required a specified level of net worth and net income before depreciation and amortization.

     At February 28, 1999 and 1998, the amounts available for borrowing under the credit facility were $2.3 million and $18.6 million, respectively. The maximum amounts borrowed under the credit facility for fiscal 1999 and 1998 were $40.1 million and $37.0 million, respectively. The maximum amount outstanding under the revolving line of credit portion of the facility was $30.4 million and $28.1 million in fiscal 1999 and 1998, respectively.

     The Company is permitted to borrow up to 75% of eligible accounts receivable, up to the maximum amount of the credit facility less amounts outstanding under the acquisition line of credit and any outstanding letters of credit. No additional borrowings are permitted under the acquisition line of credit.

         Effective March 25, 1999, the bank established a separate and distinct borrowing base calculation which limited the maximum amount of borrowings for each of the home health care operations and the supplemental staffing operations to approximately $16.1 million and $15.5 million, respectively. Together with the current outstanding balance of $8.4 million under the acquisition line of credit, the aggregate maximum level of borrowings permitted remains at $40 million. From February 28, 1999 through May 28, 1999, the average outstanding balance under the secured credit facility was $38.1 million.

(b) At February 28, 1999, the Company had capital lease agreements for computers and other equipment through December 2004. The Company's capital lease obligations includes a six-year lease agreement in the amount of $13.7 million which requires monthly installments through December 2004. The net carrying value of the assets under capital leases was approximately $19.7 million and $7.1 million at February 28, 1999 and February 28, 1998, respectively, and such amounts are included in Fixed Assets.

(c) At February 28, 1999, the Company had a balance of notes payable related to acquisitions of $5.0 million. The notes payable bear annual interest from zero to 10.50% and have maturity dates through September 2010.

(d) The Company has a secured term loan which bears annual interest at 6.69% and requires monthly payments of $176 through December 1999.

(e) The Chelsea notes payable consists of two types of debt instruments, one of which is a secured financing arrangement and two unsecured loans. The secured financing arrangement provides for borrowings on lines of credit up to 90% of Chelsea's eligible accounts receivable, not to exceed a maximum line of credit of $4 million. This financing arrangement bears interest at the prevailing prime lending rate plus two percent and includes an annual facility fee of $30. The balance outstanding was $333 at February 28, 1999. Such lines of credit are collateralized by a security interest in Chelsea's trade accounts receivable.

      The unsecured loans consist of certain related party transactions within Chelsea. In January 1998, Chelsea borrowed $500 from its Chief Executive Officer. This demand note bears interest at 15% with payments of interest only beginning February 15, 1998. In November 1997, Chelsea borrowed $500 from its Chief Operating Officer which loan bears annual interest at 10% and is payable in ten quarterly installments of $57 beginning February 15, 1998. The aggregate balance of these unsecured loans outstanding was $765 at February 28, 1999.

(f) Repayments of long-term debt at February 28, 1999 are due as follows:

                                  OBLIGATIONS
                                     UNDER
                                    CAPITAL      OTHER
     YEARS ENDING FEBRUARY          LEASES       DEBT      TOTAL
     ------------------------       -------    -------    -------
     2000                           $ 4,686    $38,774    $43,460
     2001                             4,689        370      5,059
     2002                             3,632        419      4,051
     2003                             2,996        386      3,382
     2004                             2,506        320      2,826
     Thereafter                       1,491      2,940      4,431
                                    -------    -------    -------
     Total                          $20,000    $43,209    $63,209
                                    =======    =======    =======

14.  OTHER LIABILITIES

     Other liabilities consist of the following:


                                               FEBRUARY 28,
                                          --------------------
                                            1999         1998
                                          ------        ------
       Accrued litigation (a)             $3,105        $1,168
       Accrued acquisition cost (b)           -            700
       Rent escalation liability (c)         751           883
       Other                                 869         1,249
                                          ------        ------
       Total                              $4,725        $4,000
                                          ======        ======



(a) At February 28, 1999, the Company has recorded a loss accrual for the aggregate, estimated amount to settle or litigate open legal matters.

(b) In connection with the Company's supplemental staffing division's September 1997 acquisition of a provider of travel nurse services, the Company is liable to pay additional amounts based upon the attainment of certain gross margin levels. As of February 28, 1999, the remaining amount payable was $1,005 which is included in accrued expenses. The Company's estimate of such amounts at February 28, 1998 was $1,124, of which $424 was included in accrued expenses.

(c) The lease on the Company's corporate headquarters requires scheduled rent increases through September 30, 2005. A rent escalation liability is recorded for the amounts required to record the expense of this lease on a straight-line basis over the life of the lease, in excess of payments made. The balance of this liability was $883 and $982 at February 28, 1999 and 1998 of which $132 and $99, respectively, was included in accrued expenses.

15.  INCOME TAXES


     The provision (benefit) for income taxes consists of the following:

                                            YEARS ENDED
                                  ------------------------------
                                  FEBRUARY   FEBRUARY   FEBRUARY
                                  28, 1999   28, 1998   28, 1997
                                  --------   --------   --------
     Current:
       Federal                    $(1,733)   $ 1,051    $1,709
       State                          554        377       558
     Deferred                       8,213     (7,292)      688
                                  -------    -------    ------
     Total                        $ 7,034    $(5,864)   $2,955
                                  =======    =======    ======

         The provision for income taxes in fiscal 1999 consists of a valuation allowance of $28.9 million offset by potential tax benefits of $20.2 million resulting from losses incurred in that period. Such valuation allowance was recorded because management does not believe that the utilization of the tax benefits resulting from operating losses and other temporary differences are "more likely than not" to be realized, as required by SFAS 109. The Company has recorded an income tax receivable of $1.7 million resulting from the carryback of net operating losses.

         The deferred tax assets (liabilities) at February 28, 1999 and February 28, 1998 are comprised of the following:


                                                   FEBRUARY 28,
                                           ----------------------------
                                               1999            1998
                                           ------------    ------------
Current:
  Allowance for doubtful
   accounts receivable                     $      2,595    $      1,215
  Accruals not currently
   deductible                                     8,492           1,961
                                           ------------    ------------
                                                 11,087           3,176
  Valuation allowance                           (11,087)           --
                                           ------------    ------------
    Current                                           0           3,176
                                           ------------    ------------

Non-Current:
  Goodwill and intangible assets                  7,905           5,696
  Revenue recognition                               324             409
  Accelerated depreciation                         (888)           (972)
  Accruals not currently deductible               8,474             225
  Other assets (liabilities)                         35               7
  Net operating loss carryforward                 1,975            --
                                           ------------    ------------
                                                 17,825           5,365
  Valuation allowance                           (17,825)           --
                                           ------------    ------------
    Non-current                                       0           5,365
                                           ------------    ------------
      Total                                $          0    $      8,541
                                           ============    ============

The non-current deferred tax assets are included in Other Assets on the accompanying balance sheet at February 28, 1998.

         The following is a reconciliation of the effective income tax rate to the Federal statutory rate:

                                                   YEARS ENDED
                                     -------------------------------------
                                      FEBRUARY      FEBRUARY      FEBRUARY
                                      28, 1999      28, 1998      28, 1997
                                     ---------     ---------     ---------
Federal statutory rate                    34.0%         34.0%         34.0%
State and local income taxes,
 net of Federal income
 tax benefit                               3.4           3.8           7.6
Write-off of goodwill and
 intangible assets                        (3.9)        (12.3)         (0.2)
Tax credits                               --            --            (0.4)
Goodwill amortization                     (0.3)         (1.1)          4.6
Reversal of prior year
 accrual                                  --            (1.8)         (2.3)
Valuation allowance                      (43.8)         --            --
Other                                     --            (1.3)          0.7
                                     ---------     ---------     ---------
Effective rate                           (10.6)%        21.3%         44.0%
                                     =========     =========     =========

         The Company has a Federal net operating loss carryover of $4,550 which will expire in 2019.

16.      COMMITMENTS AND CONTINGENCIES

         Approximate minimum annual rental commitments for the remaining terms of the Company's noncancellable operating leases relating to office space and equipment rentals are as follows:


   YEARS ENDING          HOME HEALTH    SUPPLEMENTAL
    FEBRUARY                CARE          STAFFING      TOTAL
   -------------        ------------    ------------  ---------
      2000                $ 4,532         $ 388        $ 4,920
      2001                  3,365           192          3,557
      2002                  2,433            17          2,450
      2003                  2,168             4          2,172
      2004                  2,023             -          2,023
      Thereafter            2,918             -          2,918
                          -------         -----        -------
      Total               $17,439         $ 601        $18,040
                          =======         =====        =======

         Certain leases require additional payments based upon property tax and maintenance expense escalations.

         Aggregate rental expense for fiscal 1999, 1998 and 1997 approximated $5,899, $4,862 and $3,967, respectively. These rent expense amounts include home health care of $5,519, $4,598 and $3,789 and supplemental staffing of $380, $264 and $178 for fiscal 1999, 1998 and 1997, respectively.

         The Company has entered into employment or consulting agreements with several officers and other individuals which require minimum aggregate payments of approximately $3,510, $2,924,

$2,031, $1,466 and $1,582 over the next five fiscal years. Agreements with two executives provide, in the event of their death, for the continued payment of their compensation to their beneficiaries for the duration of their agreements. Additionally, certain officers have entered into agreements which provide that in the event of change in control of, and the discontinuance of such employee's employment, the Company will pay a lump sum amount of 2.99 times the average annual compensation paid to the employee during the five-year period immediately preceding the date of the discontinuance of employment.

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

         On June 18, 1998, 6100 Cleveland, Inc., Orsinger Enterprises,Inc., and First Choice Medical Staffing, Inc., three former home care and staffing licensees (franchisees) of the Company in Ohio, commenced an action in the United States District Court for the Northern District of Ohio, Eastern Division against the Company's subsidiary, Staff Builders International, Inc. The action sought to recover damages and other relief alleging unpaid royalties, wrongful termination by the Company of the Franchise Agreement between the Company and the Plaintiffs, breach of contract and other damages. The Company answered the complaint and moved for a change of venue. On December 1, 1998, Plaintiffs without the required permission of the Court, filed a Second Amended Complaint alleging in addition to the allegations contained in the prior Complaint, claims under the Racketeer Influenced and Corrupt Organizations Act ("RICO"), claiming a series of deliberate and illegal actions designed to put certain Staff Builders franchisees out of business, as well as claims arising under New York and Ohio loss of business opportunity statutes. The Second Amended Complaint seeks money damages in excess of $25 million and a claim for treble damages on the RICO claim. The Second Amended Complaint added as defendants Staff Builders Services, Inc., and certain executive officers of the Company. The Company has moved to dismiss the Second Amended Complaint challenging the legal sufficiency of the RICO claims and other claims which allege a loss of business opportunities under New York and Ohio laws. A companion case, 6100 Columbus, Inc. v. Staff Builders International, Inc. was recently filed alleging breach of contract only. This case will probably be consolidated with the previous case.

         On December 21, 1998, H.L.N. Corporation, Frontlines Homecare, Inc., E.T.H.L., Inc., Phoenix Homelife Nursing, Inc., and Pacific Rim Health Care Services, Inc., former home care licensees (franchisees) of the Company for the territory comprising certain counties in and around Los Angeles, California and their holding company, instituted an action against the Company's subsidiaries, Staff Builders, Inc., Staff Builders International, Inc. and Staff Builders Services, Inc., and certain executive officers of the Company in the Superior Court for the State of California, County of Los Angeles. The action was removed to United States District Court for the Central District of California on December 22, 1998. Plaintiffs filed a First Amended Complaint in the Central District on January 8, 1999 to challenge the termination of the four franchise agreements between the Company and certain of the named plaintiffs, seeking damages for violations of California franchise law, breach of contract, fraud and deceit, unfair trade practices, claims under the RICO, negligence, intentional interference with contractual rights, declaratory and injunctive relief and a request for an accounting. Plaintiffs seek an unspecified amount of damages. Discovery is currently in process.

         On July 17, 1998, the Federal government ordered that a complaint filed by Ali Waris, the former owner of a home health care agency purchased by the Company in 1993, be unsealed and served upon Staff Builders, Inc. and Targa Group, Inc., a former licensee (franchisee) of the Company. The government has elected not to intervene in the action, in which Mr. Waris claimed damages for alleged violations of the False Claims Act by the Company in connection with payments made by the Company for consulting services. Following a motion to dismiss, on March 4, 1999, the Court granted Mr. Waris leave to amend the Complaint, the amended filing for which was served on the Company on March 31, 1999. The Company intends to file a motion to dismiss the Amended Complaint.

         On April 30, 1999, Nursing Services of Iowa, Inc., Helen Kelly, Geri-Care Home Health, Inc. and Jacquelyn Klooster, two former home health care franchisees of the Company and their principals in Des Moines and Sioux City, Iowa, respectively, commenced an action in the United States District Court for the Southern District of Iowa, Central Division against the Company's subsidiaries Staff Builders International, Inc., Staff Builders Services, Inc., Staff Builders, Inc., and certain executive officers of the Company. The action alleges claims under the RICO claiming a series of deliberate and illegal actions designed to defraud Staff Builders' franchisees, as well as claims for negligence, breach of fiduciary duty, breach of contract, fraudulent misrepresentation and violation of the Iowa franchise law. The complaint seeks unspecified money damages, a claim for treble damages on the RICO claims and punitive and exemplary damages.

         The Company is a defendant in several civil actions which are routine and incidental to its business. The Company purchases insurance in such amounts which management believes to be reasonable and prudent.

         Although the Company cannot estimate the ultimate cost of its open legal matters with precision, it has recorded a loss accrual at February 28, 1999 and February 28, 1998 for the aggregate, estimated amount to litigate or resolve such matters. In the opinion of management, the outcome of pending litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations. However, unfavorable resolutions of these actions could have an adverse impact on liquidity.

17.      STOCKHOLDERS' EQUITY

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


         STOCK OPTIONS

         The Company has adopted the disclosure provisions of the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Accordingly, no compensation expense has been recognized for the stock option plans. Had the

Company recorded compensation expense for the stock options based on the fair value at the grant date for awards in fiscal years ended 1999, 1998 and 1997 consistent with the provisions of SFAS 123, the Company's net income (loss) and net income (loss) per share would have reflected the following pro forma amounts:

                              FEBRUARY    FEBRUARY   FEBRUARY
                              28, 1999    28, 1998   28, 1997
                              --------    --------   --------
Net income (loss)
  -as reported                $(73,086)   $(21,632)  $  3,761
Net income (loss)
  -pro forma                   (73,099)    (22,075)     3,708
Basic earnings (loss)
  per share as reported          (3.16)    (  0.90)       .16
Basic earnings (loss)
  per share pro forma            (3.16)    (  0.92)       .16
Diluted earnings (loss)
  per share as reported          (3.16)    (  0.90)       .15
Diluted earnings (loss)
  per share pro forma            (3.16)    (  0.92)       .15

         Because the SFAS 123 method of accounting has not been applied to options granted prior to March 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal years 1999, 1998 and 1997, respectively: expected volatility of 142%, 56% and 48%; risk-free interest rate averaging 5.5%, 5.8% and 7.1%; and expected lives of 10 years for all.

         During the year ended February 28, 1994 ("fiscal 1994"), the Company adopted a stock option plan (the "1993 Stock Option Plan") under which an aggregate of one million shares of common stock are reserved for issuance upon exercise of options thereunder. Options granted under this plan may be incentive stock options ("ISO's") or non-qualified options ("NQSO's"). This plan replaces the 1986 NonQualified Plan ("1986 NQSO Plan") and the 1983 Incentive Stock Option Plan ("1983 ISO Plan") which terminated in 1993 except as to options then outstanding. Employees, officers, directors and consultants are eligible to participate in the plan. Options are granted at not less than the fair market value of the common stock at the date of grant.

         A total of 2,227,750 stock options were granted under the 1993 Stock Option Plan, at prices ranging from $.50 to $3.87, of which 924,750 remain outstanding at February 28, 1999. Effective December 1, 1998, 914,750 of these options issued to certain employees under the 1993 Stock Option Plan were rescinded and the same number of new options at an option price of $.50 reissued to these employees.

         During the year ended February 28, 1999 ("fiscal 1999"), the Company adopted a stock option plan ("the "1998 Stock Option Plan") under which an aggregate of two million shares of common stock are reserved for issuance upon exercise of options thereunder. Options granted under this plan may be incentive stock options ("ISO's") or non-qualified options ("NQSO's"). Employees, officers, directors and consultants are eligible to participate in the plan. Stephen Savitsky and David Savitsky are not eligible to receive options under the plan. Options are granted at not less than fair market value of the common stock at the date of grant.

         A total of 960,583 stock options were granted under the 1998 Stock Option Plan, at a price of $.50, all of which remain outstanding at February 28, 1999. Effective December 1, 1998, 117,550 options issued to certain employees under the 1983 ISO Plan and 31,250 options issued to certain employees under the 1986 NQSO Plan were rescinded and 148,800 options at an option price of $.50 were issued to these employees under the 1998 Stock Option Plan.

         A summary of activity under the 1998 Stock Option Plan, the 1993 Stock Option Plan, the 1986 NQSO Plan and the 1983 ISO Plan is as follows:


                                  OPTIONS
                                  FOR SHARES     PRICE PER SHARE
                                  -----------    ---------------
         Options outstanding at
           February 29, 1996       2,503,030     $1.63 to $6.38
         Granted                     222,500     $2.50 to $3.19
         Exercised                   (39,000)    $2.27
         Terminated                 (213,500)    $2.19 to $6.38
                                  ----------

         Options outstanding at
           February 28, 1997       2,473,030     $1.63 to $6.13
         Granted                     414,000     $2.28 to $2.50
         Exercised                    (5,000)    $2.19
         Terminated                 (392,750)    $2.19 to $4.00
                                  ----------


         Options outstanding at
           February 28, 1998       2,489,280     $1.63 to $6.13
         Granted                   1,880,333     $ .50 to $2.06
         Exercised                   (20,000)    $1.75
         Terminated               (1,474,840)    $1.75 to $6.13
                                  ----------

         Options outstanding at
           February 28, 1999       2,874,773     $ .50 to $3.00
                                  ==========



         Included in the outstanding options are 148,169 ISO's and 900,440 NQSO's which were exercisable at February 28, 1999. The remaining options to purchase 1,826,164 shares become exercisable at various dates through December 2004.

         The following tables summarize information about stock options outstanding at February 28, 1999:

                         OPTIONS OUTSTANDING
                         -------------------

                                       WEIGHTED
                                        AVERAGE        WEIGHTED
       RANGE OF                        REMAINING       AVERAGE
       EXERCISE         NUMBER     CONTRACTUAL LIFE    EXERCISE
        PRICES       OUTSTANDING      (IN YEARS)        PRICE
     --------------  -----------   -----------------   --------
     $ .50 to $1.50   1,875,333          7.6            $ .50
     $1.51 to $2.50     939,440          3.2            $1.84
     $2.51 to $3.00      60,000          3.2            $3.00
                     ----------       ------            -----
                      2,874,773          6.1            $ .99
                     ==========       ======            =====


                         OPTIONS EXERCISABLE
                         -------------------

                                       WEIGHTED
                                        AVERAGE        WEIGHTED
        RANGE OF                       REMAINING       AVERAGE
        EXERCISE        NUMBER     CONTRACTUAL LIFE    EXERCISE
         PRICES      EXERCISABLE      (IN YEARS)        PRICE
     --------------  -----------   -----------------   --------
     $ .50 to $1.50      49,169          9.8            $ .50
     $1.51 to $2.50     939,440          3.2            $1.84
     $2.51 to $3.00      60,000          3.2            $3.00
                     ----------       ------            -----
                      1,048,609          3.5            $1.84
                     ==========       ======            =====


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

         Since inception a total of 7,712,563 stock options were granted under the 1994 Performance-Based Stock Option Plan, at option prices ranging from $.53 to $3.14, of which 3,396,849 remain outstanding at February 28, 1999. Effective December 1, 1998, 3,150,714 of these options issued to certain employees under the plan were rescinded and new options at option prices ranging from $.53 to $.59 were issued to these employees. Of the 3,396,849 options outstanding as of February 28, 1999, 30,000 options were terminated in March 1999, 25,000 options are exercisable through September, 2004 and the remaining 3,341,849 options will become exercisable on, or before, December 1, 2004.

         A summary of activity under the 1994 Performance-Based Stock Option Plan is as follows:

                                               OPTIONS
                                             FOR SHARES          PRICE PER SHARE
                                             ----------          ---------------
Options outstanding at
 February 28, 1996                            2,230,000             $3.14
Granted                                          0                        --
Exercised                                        0                        --
Terminated                                       0                        --
                                              ---------

Options outstanding at
 February 28, 1997                            2,230,000             $3.14
Granted                                       1,100,714             $1.81 to $2.25
Exercised                                        0                        --
Terminated                                      (50,000)            $3.14
                                              ---------

Options outstanding at
 February 28, 1998                            3,280,714             $1.81 to $3.14
Granted                                       4,381,849             $ .53 to $2.16
Exercised                                        0                        --
Terminated                                   (4,265,714)            $1.81 to $3.14
                                              ---------

Options outstanding at
 February 28, 1999                            3,396,849             $ .53 to $3.14
                                              =========


         The following tables summarize information about stock options issued under the 1994 Performance-Based Stock Option Plan outstanding at February 28, 1999:

                         OPTIONS OUTSTANDING
                         -------------------

                                       WEIGHTED
                                        AVERAGE        WEIGHTED
       RANGE OF                        REMAINING       AVERAGE
       EXERCISE         NUMBER     CONTRACTUAL LIFE    EXERCISE
        PRICES       OUTSTANDING      (IN YEARS)        PRICE
     --------------  -----------   -----------------   --------
     $ .53 to $ .59   3,341,849          9.8            $ .58
     $ .60 to $2.15           0           --               --
     $2.16 to $3.14      55,000          6.5            $2.90
                     ----------       ------            -----
                      3,396,849          9.7            $ .62
                     ==========       ======            =====


                         OPTIONS EXERCISABLE
                         -------------------

                                       WEIGHTED
                                        AVERAGE        WEIGHTED
        RANGE OF                       REMAINING       AVERAGE
        EXERCISE        NUMBER     CONTRACTUAL LIFE    EXERCISE
         PRICES      EXERCISABLE      (IN YEARS)        PRICE
     --------------  -----------   -----------------   --------
     $ .53 to $ .59           0           --               --
     $ .60 to $2.15           0           --               --
     $2.16 to $3.14      40,000          5.6            $3.10
                         ------          ---            -----
                         40,000          5.6            $3.10
                         ======          ===            =====

         During fiscal 1994, the Company adopted an employee stock purchase plan (the "1993 Employee Stock Purchase Plan") which provided for the issuance of up to one million shares of its common stock. The purchase price of the shares is the lesser of 90 percent of the fair market value at the enrollment date, as defined, or the exercise date. All one million shares have been issued and the 1993 Employee Stock Purchase Plan has been terminated.

         During fiscal 1999, the Company adopted an employee stock purchase plan (the "1998 Stock Purchase Plan") which provides for the issuance of up to one million shares of its common stock. This plan replaces the 1993 Employee Stock Purchase Plan. The purchase price of the shares is the lesser of 90 percent of the fair market value at the enrollment date, as defined, or the exercise date. Since inception of this plan, a total of 96,634 shares were issued. The 1998 Employee Stock Purchase Plan has been indefinitely suspended and no further shares will be issued during the suspension.

         PREFERRED STOCK, CLASS A

         During fiscal 1999, the holders of all issued and outstanding shares of Class A Preferred Stock (the "Preferred Stock") exchanged their Preferred Stock for 4,269,820 shares of Class A Common Stock. There are currently no outstanding shares of Preferred Stock.


         COMMON SHARES RESERVED

         The following represents common shares reserved and available for issuance, at February 28, 1999, for options granted and outstanding warrants and employee stock purchases:

                                                     AVAILABLE
                                         RESERVED   FOR ISSUANCE
                                        ----------  ------------
  1994 Performance-Based Stock
   Option Plan                          3,396,849        3,151
  1998, 1993, 1986 and 1983 Stock
   Option Plans                         2,874,773    1,039,417
  1998 Employee Stock Purchase Plan           -        903,366
  Other                                    12,894           -
                                        ---------    ---------
  Total                                 6,284,516    1,945,934
                                        =========    =========

         PURCHASE AND RETIREMENT OF COMMON STOCK

         From March 6, 1998 through October 16, 1998, the Company purchased and retired a total of 5,088,060 shares of its common stock at a cost of $4.8 million. No repurchases have been made since October 16, 1998 and no repurchases were made in fiscal 1998. During fiscal 1997, the Company purchased and retired a total of 155,000 shares of its common stock at a cost of $410.

18.      EARNINGS (LOSS) PER COMMON SHARE

         The following table sets forth the computation of the basic and diluted earnings (loss) per share (In thousands, except per share amounts):

                                                           YEARS ENDED
                                           ------------------------------------------
                                             FEBRUARY       FEBRUARY       FEBRUARY
                                             28, 1999       28, 1998       28, 1997
                                           ------------   ------------   ------------
Numerator:
  Net income (loss)                        $    (73,086)  $    (21,632)  $      3,761
                                           ============   ============   ============
Denominator:
  Share reconciliation:
  Shares used for basic earnings
    (loss) per share                             23,162         23,939         23,668
  Effect of dilutive items:-
    Stock options                                  --             --              864
    Other                                          --             --               45
                                           ------------   ------------   ------------
  Shares used for dilutive earnings
    (loss) per share                             23,162         23,939         24,577
                                           ============   ============   ============

Earnings (loss) per share:
  Basic                                    $      (3.16)  $      (0.90)  $       0.16
                                           ============   ============   ============
  Diluted                                  $      (3.16)  $      (0.90)  $       0.15
                                           ============   ============   ============

19.      UNAUDITED QUARTERLY FINANCIAL DATA

         Summarized unaudited quarterly financial data for fiscal 1999 and 1998 are as follows (in thousands, except per share data):

                                                  First          Second       Third         Fourth
                                                  Quarter        Quarter      Quarter       Quarter
                                                -----------    -----------   -----------    -----------
Fiscal 1999
Revenues                                        $   111,281    $   111,670   $   107,883    $   106,754
Gross profit                                    $    34,897    $    37,484   $    35,301    $    30,849
Net income (loss)                               $       (99)   $       135   $   (45,370)   $   (27,752)
Income (loss) per common share:
   Basic                                        $      0.00    $       .01   $     (1.99)   $     (1.18)
   Diluted                                      $      0.00    $       .01   $     (1.99)   $     (1.18)
Weighted average number of common shares:
   Basic                                             23,647         22,526        22,846         23,577
   Diluted                                           23,647         22,563        22,846         23,577

                                                  First          Second       Third         Fourth
                                                  Quarter        Quarter      Quarter       Quarter
                                                -----------    -----------   -----------    -----------
Fiscal 1998
Revenues                                        $   130,501 $   131,617 $   133,075 $   131,480
Gross profit                                    $    46,525 $    47,548 $    47,494 $    46,881
Net income                                      $       849 $       989 $       975 $   (24,445)
Income per common share:
   Basic                                        $       .04 $       .04 $       .04 $     (1.02)
   Diluted                                      $       .04 $       .04 $       .04 $     (1.02)
Weighted average number of common shares:
   Basic                                             23,842      23,910      23,970      24,035
   Diluted                                           24,080      24,246      24,388      24,035


     During the third quarter of fiscal 1999, the Company recorded pre-tax charges including $29.0 million for Medicare and Medicaid audit adjustments and $4.5 million for restructuring costs. During the fourth quarter of fiscal 1999, the Company wrote-off goodwill and intangible assets aggregating $15.3 million and recorded other restructuring costs of $0.7 million. During the fourth quarter of fiscal 1998, the Company recorded a pre-tax non-recurring charge of $33.4 million.

                                                                     SCHEDULE II

STAFF BUILDERS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                          YEARS ENDED
                                           -----------------------------------------
                                             FEBRUARY       FEBRUARY       FEBRUARY
                                             28, 1999       28, 1998       28, 1997
                                           -----------    -----------    -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

  Balance, beginning of period             $     3,660    $     2,800    $     2,200

  Charged to costs and expenses                  9,109          4,800          2,740

  Addition from consolidation of
    majority-owned business                       --               60           --

  Deductions                                    (5,769)        (4,000)        (2,140)
                                           -----------    -----------    -----------

  Balance, end of period                   $     7,000    $     3,660    $     2,800
                                           ===========    ===========    ===========


ACCUMULATED AMORTIZATION OF
  INTANGIBLE ASSETS:

  Balance, beginning of period             $    10,521    $     9,126    $     7,282

  Charged to costs and expenses                    581          2,601          2,503

  Write-off of fully
    amortized assets                              --           (1,206)          (659)
                                           -----------    -----------    -----------

  Balance, end of period                   $    11,102    $    10,521    $     9,126
                                           ===========    ===========    ===========



DEFERRED INCOME (NETTED AGAINST
  FRANCHISE NOTES RECEIVABLE):

  Balance, beginning of period             $     4,387    $     5,600    $     5,735

  Charged to notes receivable                      428             89            341

  Deductions                                    (2,333)        (1,302)          (476)
                                           -----------    -----------    -----------
  Balance, end of period                   $     2,482    $     4,387    $     5,600
                                           ===========    ===========    ===========

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


                                       Principal Occupation During the
                                         Past Five Years, Any Office                             Year First
                                                  Held in the                                      Elected
                                             Company and Any Other                                   as a
NAME                            Age              Directorships                                     Director
----                            ---              -------------                                     --------

Stephen Savitsky                53    A founder of the Company, Mr.                                  1983
                                      Savitsky has served as Chairman of the
                                      Board, Chief Executive Officer and a
                                      Director of the Company since 1983 (and of
                                      its predecessor from 1978 to 1983), and as
                                      President of the Company from November
                                      1991 until November 30, 1998. Mr. Savitsky
                                      is the brother of David Savitsky.

David Savitsky                  51    A founder of the Company, Mr.                                  1983
                                      Savitsky has served as
                                      Secretary, Treasurer and a
                                      Director of the Company since
                                      1983 (and of its predecessor
                                      from 1978 to 1983), as
                                      Executive Vice President from
                                      December 1987 until November
                                      30, 1998 and as Chief Operating
                                      Officer from April 1991 until
                                      November 30, 1998.  On December
                                      1, 1998, Mr. Savitsky became
                                      President of the Company.  Mr.
                                      Savitsky is the brother of
                                      Stephen Savitsky.


                                       Principal Occupation During the
                                         Past Five Years, Any Office                             Year First
                                                  Held in the                                      Elected
                                             Company and Any Other                                   as a
NAME                            Age              Directorships                                     Director
----                            ---              -------------                                     --------

Jonathan J.                     54    Dr. Halpert was elected a                                      1983
Halpert, Ph.D.                        Director by the Board of
                                      Directors in August 1987. He previously
                                      served as a Director of the Company from
                                      May 1983 until he resigned from the Board
                                      in February 1985. Dr. Halpert is a
                                      consultant in the area of
                                      deinstitutionalization of the mentally
                                      retarded and Chief Executive Officer of
                                      the Camelot Community Residence Program.

Bernard J.                      50    Dr. Firestone was elected a                                    1987
Firestone, Ph.D.                      Director by the Board of
                                      Directors in August 1987. He is an
                                      associate dean for curriculum and
                                      personnel in the College of Liberal Arts
                                      and Sciences and professor of political
                                      science at Hofstra University where he has
                                      been teaching for 24 years.

Donald Meyers                   70    Mr. Meyers was elected a                                       1994
                                      Director by the Board of
                                      Directors in August 1994.  He
                                      has been an Associate Clinical
                                      Professor, Health Policy and
                                      Management, and the Director of
                                      the Resident and Fellow Program
                                      in administration in New York
                                      University's Robert W. Wagner
                                      Graduate School of Public
                                      Service since November 1991. Mr. Meyers is
                                      also the President and sole director and
                                      stockholder of RMR Health & Hospital
                                      Management Consultants, Inc., a health
                                      care consulting firm, where he has been an
                                      executive officer, director and
                                      stockholder since 1976.



                                       Principal Occupation During the
                                         Past Five Years, Any Office                             Year First
                                                  Held in the                                      Elected
                                             Company and Any Other                                   as a
NAME                            Age              Directorships                                     Director
----                            ---              -------------                                     --------

Dale R. Clift                   48    Mr. Clift has been Executive                                    Not
                                      Vice President of Finance and                               Applicable
                                      Chief Financial Officer of the
                                      Company since February 1998.
                                      On December 1, 1998, Mr. Clift
                                      became the Chief Operating
                                      Officer of the Company.  From
                                      January 1996 through February
                                      1998, Mr. Clift provided
                                      consulting services to a number
                                      of companies, including several
                                      in the health care industry.
                                      From April 1994 through January
                                      1996, Mr. Clift was Executive
                                      Vice President of Rock Bottom
                                      Restaurants, Inc., a restaurant
                                      operator.

Edward Teixeira                 56    Mr. Teixeira has been the                                       Not
                                      Executive Vice President and                                Applicable
                                      Chief Operating Officer of a
                                      principal subsidiary of the
                                      Company since April, 1999. From December
                                      1990 to April, 1999, Mr. Teixeira served
                                      as the Senior Vice President, Franchising
                                      of a principal subsidiary of the Company.

Willard T. Derr                 42    Mr. Derr has been Senior Vice                                   Not
                                      President and Corporate                                     Applicable
                                      Controller of the Company since
                                      March 1998.  From February 1993
                                      to March 1998, Mr. Derr served
                                      as Vice President and
                                      Controller of a principal
                                      subsidiary of the Company.



                                       Principal Occupation During the
                                         Past Five Years, Any Office                             Year First
                                                  Held in the                                      Elected
                                             Company and Any Other                                   as a
NAME                            Age              Directorships                                     Director
----                            ---              -------------                                     --------

Sandra Parshall                 51    Ms. Parshall has been the                                       Not
                                      Senior Vice President,                                      Applicable
                                      Operations, of a principal subsidiary of
                                      the Company since March 1998. From
                                      September 1996 through March 1998, Ms.
                                      Parshall served as the Vice President of
                                      Operations of a principal subsidiary of
                                      the Company. From June 1995 to September
                                      1996, Ms. Parshall served as a regional
                                      director of operations of a principal
                                      subsidiary of the Company. From 1993 to
                                      1995, Ms. Parshall was a Divisional Vice
                                      President of Nursefinders, Inc., a home
                                      healthcare and medical staffing company.



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company's Compensation and Stock Option Committee is composed of Bernard J. Firestone and Jonathan J. Halpert.

         No member of the Compensation Committee of the Board of Directors of the Company was, during the fiscal year ended February 28, 1999 an officer or employee of the Company or any of its subsidiaries, or was formerly an officer of the Company or any of its subsidiaries, or had any relationship requiring disclosure pursuant to applicable rules and regulations of the Securities and Exchange Commission. During the fiscal year ended February 28, 1999, no executive officer of the Company served as (i) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on the Compensation Committee of the Company, (ii) a director of another entity, one of whose executive officers served on the Compensation Committee of the Company, or (iii) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of the Company.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own beneficially more than ten percent of the Class A Common Stock or Class B Common Stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock. Officers, directors and persons owning more than ten percent of the Company's Class A Common Stock, $.01 par value per share (the "Class A Common Stock"), or the Company's Class B Common Stock, $.01 par value per share (the "Class B Common Stock" and, collectively with the Class A Common Stock, the "Common Stock"), are required to furnish the Company with copies of all such reports. To the Company's knowledge, based on a review of copies of such reports furnished to the Company and written representations from its officers and directors that no other reports were required, during the fiscal year ended February 28, 1999, all Section 16(a) filing requirements applicable to its executive officers, directors and persons owning beneficially more than ten percent of the Common Stock were complied with on a timely basis, except that initial reports of ownership were filed late by Willard T. Derr and Sandra Parshall and reports of change of beneficial ownership were filed late by Stephen Savitsky, David Savitsky and Ed Teixeira with respect to one transaction during the 1999 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the annual and long-term compensation of the Company's Chief Executive Officer and four other executive officers (the "Named Executive Officers") for services as executive officers of the Company for the last three fiscal years.

                                          SUMMARY COMPENSATION TABLE

                                                                 ANNUAL COMPENSATION
                                                 ---------------------------------------------------          LONG-TERM
NAME AND PRINCIPAL                                                                                           COMPENSATION
POSITION                                                                                                        AWARDS
--------                                                                                                        ------
                                                                                                              SECURITIES
                                                                      BONUS             OTHER ANNUAL          UNDERLYING
                                     YEAR         SALARY          COMPENSATION          COMPENSATION          OPTIONS(#)
                                     ----        --------         ------------          ------------         ------------
Stephen Savitsky.................... 1999        $594,991               ---                  ---                1,383,691
Chairman and Chief                   1998        $520,571               ---                  ---                  580,691
Executive Officer                    1997        $474,704               ---                  ---                      ---

David Savitsky...................... 1999        $426,131               ---                  ---                1,383,691
President, Secretary and             1998        $377,016               ---                  ---                  580,691
Treasurer                            1997        $343,705               ---                  ---                      ---

Sandra Parshall..................... 1999        $170,654               ---                  ---                   75,000
Senior Vice President,               1998        $148,105             $25,000                ---                      ---
Operations of a Principal            1997        $118,640             $14,250                ---                   25,000
Subsidiary

Dale R. Clift....................... 1999        $244,781           $143,665(1)              ---                  700,000
Executive Vice President,            1998        $ 13,599           $ 18,000(2)              ---                      ---
Finance, Chief Financial             1997           ---                 ---                  ---                      ---
Officer and Chief Operating
Officer

Edward Teixeira..................... 1999        $178,684             $30,625                ---                  102,800
Executive Vice President and         1998        $176,615             $19,375                ---                      ---
Chief Operating Officer              1997        $167,714               ---                  ---                   10,000
of a Principal Subsidiary

(1) Bonus was paid to compensate for additional cost of living in the New York metropolitan area as part of relocation.

(2) Sign on-bonus



OPTION GRANTS TABLE

               The following table sets forth information with respect to the Named Executive Officers concerning the grant of stock options during the fiscal year ended February 28, 1999. The Company did not have during such fiscal year, and currently does not have, any plans providing for the grant of stock appreciation rights ("SARs").

                        OPTION GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS


                                                           % OF
                                                           TOTAL
                                                          OPTIONS
                                                          GRANTED
                                          NUMBER OF         TO
                                          SECURITIES     EMPLOYEES                                             GRANT
                                          UNDERLYING        IN            EXERCISE                              DATE
                                            OPTIONS       FISCAL             OR        EXPIRATION              PRESENT
          NAME                              GRANTED        YEAR          BASE PRICE        DATE                VALUE(1)
          ----                          -------------   -----------     -----------    ------------          -----------
Stephen Savitsky..............             397,000(2)      7.6%             $.55          12/01/03             $166,740
Stephen Savitsky..............           1,383,691(3)      26.4%            $.59          12/01/08              636,498

David Savitsky................             397,000(2)      7.6%             $.55          12/01/03              166,740
David Savitsky................           1,383,691(3)      26.4%            $.59          12/01/08              636,498

Dale R. Clift.................             333,333(4)      6.4%             $.50          12/01/08              153,333
Dale R. Clift.................             366,667(3)      7.0%             $.53          12/01/08              168,667

Sandra Parshall...............              25,000(2)      0.5%             $.50          12/01/08               11,500

Sandra Parshall...............              50,000(3)      1.0%             $.53          12/01/08               23,000

Edward Teixeira...............              10,000(2)      0.2%             $.50          12/01/08                4,600

Edward Teixeira...............              77,800(3)      1.5%             $.53          12/01/08               35,788

Edward Teixeira...............              15,000(4)      0.3%             $.50          12/01/08                6,900

(1) The values shown were calculated utilizing the Black-Scholes option pricing model and are presented solely for the purpose of comparative disclosure in accordance with certain regulations of the Securities and Exchange Commission. This model is a mathematical formula used to value traded stock price volatility. The actual value that an executive officer may realize, if any, is dependent on the amount by which the stock price at the time of exercise exceeds the exercise price. There is no assurance that the value realized by an executive officer will be at or near the value estimated by the Black- Scholes model. In calculating the grant date present values, the Company used the following assumptions: (a) expected volatility of approximately 142%;
         (b) risk-free rate of return of approximately 5.5%; (c) no dividends payable during the relevant period; and (d) exercise at the end of a 10 year period from the date of grant.

(2) Issued under the 1993 Stock Option Plan. Effective December 1, 1998, all options previously issued to the Named Executive Officers under the 1993 Stock Option Plan were rescinded and new options issued. Options become exercisable pursuant to the terms of the individual option agreements. A total of 11,668 options were exercisable as of February 28, 1999.

(3) Issued under the 1994 Performance-Based Stock Option Plan. On March 19, 1998 options to purchase 500,000 shares issued to each of Stephen Savitsky and David Savitsky and options to purchase 25,000 shares issued to Edward Teixeira were rescinded and new options issued. Effective December 1, 1998 all options previously issued to the Named Executive Officers were rescinded and new options issued. A percentage of options may become exercisable in each of the four years following the grant date if certain stock price targets are achieved. All options automatically become exercisable on December 1, 2004. A total of 15,000 options were exercisable as of February 28, 1999.

(4) Issued under the 1998 Stock Option Plan. Options become exercisable pursuant to the terms of the individual option agreements. No options were exercisable as of February 28, 1999.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE TABLE

         The following table provides information concerning the number and value of stock options exercised during the fiscal year ended February 28, 1999, and held at the end of such fiscal year, by the Named Executive Officers. No SARs were exercised during such fiscal year, and no SARs are held by any Named Executive Officer, because the Company does not have any plans providing for SARs.

                                                           NUMBER OF            VALUE OF UNEXERCISED
                                                      SECURITIES UNDERLYING          IN-THE-MONEY
                             SHARES                    UNEXERCISED OPTIONS             OPTIONS
                            ACQUIRED                  AT FEBRUARY 28, 1999      AT FEBRUARY 28, 1999
                               ON          VALUE           EXERCISABLE/              EXERCISABLE/
       NAME                 EXERCISE      REALIZED        UNEXERCISABLE             UNEXERCISABLE
       ----                 --------      --------    ---------------------     ---------------------
Stephen Savitsky...........    ---           ---         334,000/1,780,691               0/0
David Savitsky.............    ---           ---         320,000/1,780,691               0/0
Dale R. Clift..............    ---           ---                 0/700,000               0/0
Sandra Parshall............    ---           ---              8,334/66,666               0/0
Edward Teixeira............    ---           ---              3,334/99,466               0/0


EMPLOYMENT AGREEMENTS

          On June 1, 1987, the Company entered into a five-year employment agreement with Stephen Savitsky under which Mr. Savitsky received an initial base salary (beginning in June 1987) of $200,000 per year, which base salary increases annually at the rate of ten percent plus any increase in the cost of living. Mr. Savitsky's employment agreement is automatically extended at the end of each year for an additional year and is terminable by the Company upon five years' notice. For the fiscal year ended February 28, 1999, Mr. Savitsky received a base salary of $594,991. Mr. Savitsky's employment agreement provides that, upon a "change of control" of the Company and his termination of employment other than for his conviction of a felony, he will be entitled to receive a lump sum severance payment equal to 2.99 times his average annual compensation for the five calendar years prior to termination. Mr. Savitsky is required to devote all of his business time to the affairs of the Company and his employment agreement provides that during the term of his employment and for a period of six months thereafter he will not compete with the Company. After termination of his employment (other than by reason of his conviction of a felony), Mr. Savitsky will provide consulting services to the Company for a period of ten years at an annual salary of $50,000. Upon consummation of the spin-off described earlier, Mr. Savitsky's current employment agreement will be amended to among other things, reduce his base salary and eliminate his post-termination consulting fee.

          The Company entered into an employment agreement, effective as of June 1, 1987, with David Savitsky on terms substantially similar to the employment agreement with Stephen Savitsky, except that his initial base salary was $110,000 per year. Under his employment agreement, Mr. Savitsky is required to devote all of his business time to the affairs of the Company. His base salary for the fiscal year ended February 28, 1999, was $426,131. Upon consummation of the spin-off described earlier, Mr. Savitsky's current employment agreement will be amended to among other things, reduce his base salary and eliminate his post-termination consulting fee.

          Effective April 15, 1999, the Company entered into a three-year employment agreement with Edward Teixeira to serve as Executive Vice President and Chief Operating Officer of a principal subsidiary of the Company. The employment agreement provides for an annual base salary of $200,000, $210,000 and $220,500 for each of the three years ending April 14, 2000, 2001 and 2002, respectively. Mr. Teixeira also received options to purchase 60,000 shares of Class A Common Stock of the Company and an automobile allowance of approximately $6,700 per annum. In addition, Mr. Teixeira is entitled to receive a yearly bonus provided certain pre-tax profit levels are achieved. Further, if within twelve months after a "change of control" Mr. Teixeira were terminated for any reason (other than the commission of a felony or the perpetration of fraud against the Company), he would then be entitled to a severance payment equal to twelve months' salary, payable in weekly installments. Under his employment agreement, Mr. Teixeira is obligated to devote his full business time to the affairs of the Company and is prevented from competing with the Company for six months after his employment is terminated. Mr. Teixeira's base salary for the fiscal year ended February 28, 1999 was $178,684. In addition, Mr. Teixeira received a bonus of $30,625.

          Effective March 1, 1999, a principal subsidiary of the Company entered into an employment agreement with Sandra Parshall to serve as the Senior Vice President-Operations. The employment agreement, which will terminate upon the effective date of the spin-off transaction discussed previously, provides for an annual base salary of $204,000. In addition, the Company leases an automobile for Ms. Parshall's use at an annual cost of approximately $6,400. Further, if within 12 months after a "change of control" Ms. Parshall is discharged, or she resigns, for any reason (other than breach of his employment agreement) she would be entitled to receive a severance payment equal to 2.99 times her average annual base salary for the past five years to be paid in weekly installments for the three-year period following such discharge or resignation. The employment agreement requires Ms. Parshall to devote her full business time to the affairs of the Company and prevents her from competing with the Company for six months after her employment is terminated. Ms. Parshall's base salary for the fiscal year ended February 28, 1999 was $170,654.

          As of February 9, 1998, the Company entered into a 37-month employment agreement with Dale R. Clift to serve as Executive Vice President, Finance, and Chief Financial Officer until March 31, 2001. Effective December 1, 1998, Mr. Clift assumed the position of Chief Operating Officer and his employment agreement was amended and extended to February 28, 2002. The employment agreement provides for a base salary of $300,000 per annum. Additionally, Mr. Clift received bonuses totaling $161,665, reimbursement of his moving expenses up to $40,000, an automobile allowance of approximately $8,700 per annum and options to purchase 700,000 shares of Class A Common Stock. Further, if within 12 months after a "change of control" Mr. Clift is discharged, or he resigns, for any reason (other than a breach of his employment agreement) he would be entitled to receive a severance payment equal to 2.99 times his average annual base salary for the past 3 years to be paid in weekly installments for the three-year period following such discharge or resignation. Under his employment agreement, Mr. Clift is obligated to devote his full business time to the affairs of the Company and he is prevented from competing with the Company for six months after his employment is terminated. Mr. Clift's base salary for the fiscal year ended February 28, 1999 was $244,781. Upon consummation of the spin-off described earlier, Mr. Clift's current employment agreement will be amended to among other things, reduce his base salary, change his position and eliminate certain benefits.

          If a "change of control" were to occur prior to the next anniversary date of the respective employment agreements of Stephen Savitsky, David Savitsky, Dale R. Clift, Edward Teixeira and Sandra Parshall and such officers' employment relationships with the Company were to terminate for reasons triggering the severance payments noted above, then the Company would be obligated to make lump sum payments to them in the approximate amounts of $1,756,000, $1,345,000, $1,096,000, $207,000 and $466,000, respectively. The lump sum severance payments payable after the end of the calendar year or the anniversary dates of the respective employment agreements, as the case may be, would change as a result of changes in such individuals' compensation. The term "change of control" as used in the employment agreements with the Company's executive officers refers to an event in which a person, corporation, partnership, association or entity (i) acquires a majority of the Company's outstanding voting securities, (ii) acquires securities of the Company bearing a majority of voting power with respect to election of directors of the Company, or (iii) acquires all or substantially all of the Company's assets.

DIRECTOR COMPENSATION

          Each director who is not an officer or employee of the Company receives a fee of $10,000 per annum for service on the Company's Board of Directors. Directors who are officers or employees of the Company receive no fees for service on the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information as of May 28, 1999 with respect to the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock by (i) each person known to the Company who beneficially owns more than 5% of any class of voting securities of the Company, (ii) each director of the Company, (iii) the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group.


CLASS A AND CLASS B COMMON STOCK

                                                                                   AMOUNT AND NATURE OF
                                                                                  BENEFICIAL OWNERSHIP(1)
                                         -----------------------------------------------------------------------------------------
                                                                      PERCENTAGE                        PERCENTAGE
                                               NUMBER OF             OUTSTANDING       NUMBER OF       OUTSTANDING      PERCENTAGE
                                               SHARES OF              SHARES OF        SHARES OF        SHARES OF           OF
NAME OF                                         CLASS A                CLASS A          CLASS B          CLASS B        OUTSTANDING
BENEFICIAL OWNER                             COMMON STOCK(2)         COMMON STOCK    COMMON STOCK(3)   COMMON STOCK     VOTES OWNED
----------------                          --------------------      -------------    ---------------   -------------    -----------
Stephen Savitsky (4)..................      3,130,179(5)(6)(7)          13.1                 ---            ---             11.6
David Savitsky (4)....................      3,171,977(6)(8)(9)          13.6               1,000(10)         *              11.8
Bernard J. Firestone (11).............            ---                    ---               2,100(12)         *                *
Jonathan J. Halpert (11)..............            ---                    ---                 ---            ---              ---
Donald Meyers (11)....................          2,000(13)                 *                  ---            ---               *
Dale R. Clift(11).....................        111,111(14)                 *                  ---            ---               *
Edward Teixeira (11)..................         52,334(15)                 *                  ---            ---               *
Sandra Parshall (11)..................         20,733(16)                 *                  ---            ---               *
S Squared Technology
  Corp. (17)..........................      2,614,500                   11.2                 ---            ---              9.9
Dimensional Fund
  Advisors, Inc. (18).................      1,372,460                    5.9                 ---            ---              5.2

All executive
  officers and directors
as a group (10 persons)...............      6,266,844(6)(19)            26.0               3,100            1.0             23.0



*Less than one percent


(1) "Beneficial ownership" is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In general, a person is treated as the "beneficial owner" of stock under Rule 13d-3 if such person has (or shares) (i) either investment power or voting power over such stock which may be by means of a contract, arrangement, understanding, relationship or otherwise, or (ii) the right to acquire such stock within 60 days, including by means of the exercise of an option or the conversion of a convertible security. Each beneficial owner's percentage of ownership and percentage of votes is determined by assuming that options that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date of this table have been exercised. Except as indicated in the that follow, shares listed in the table are held with sole voting and investment power.

(2) Each holder of record of shares of Class A Common Stock is entitled to one vote per share held by such holder.

(3) Each holder of record of Class B Common Stock is entitled to ten votes for each share of Class B Common Stock held by such holder, except in certain circumstances.

(4) The address of each of these persons is c/o Staff Builders, Inc., 1983 Marcus Avenue, Lake Success, New York 11042. Each of these persons has sole power with respect to the voting and investment of the shares which he owns, except as follows: on November 1, 1991, Ephraim Koschitzki, a former executive officer and director of the Company, granted to Stephen Savitsky and David Savitsky a ten year revocable proxy to vote all shares of Common Stock now or hereafter owned of record by him. The Company believes that Mr. Koschitzki beneficially owns 225,440 shares of Class A Common Stock underlying options granted to him. As a result, (i) Stephen Savitsky has sole voting and investment power with respect to 2,844,739 shares of Class A Common and has shared voting power with respect to the 225,440 shares of Class A Common Stock beneficially owned by Mr. Koschitzki and (ii) David Savitsky has sole voting and investment power with respect to 2,635,287 shares of Class A Common Stock and has shared voting power with respect to the 225,440 shares of Class A Common Stock beneficially owned by Mr. Koschitzki.

(5) Includes options to purchase 334,000 shares of Class A Common Stock under the 1986 Non-Qualified Stock Option Plan.

(6) Includes options to purchase 225,440 shares of Class A Common Stock granted to Ephraim Koschitzki which are subject to the revocable proxy referred to in footnote 4 above.

(7) Includes 60,000 shares of Class A Common Stock held by Mr. Savitsky's wife as trustee for the benefit of one of their children. Mr. Savitsky disclaims beneficial ownership of these shares.

(8) Includes options to purchase 320,000 shares of Class A Common Stock under the 1986 Non-Qualified Stock Option
         Plan.

(9) Includes 7,450 shares of Class A Common Stock held by Mr. Savitsky's wife, 202,600 shares of Class A Common Stock held by Mr. Savitsky's wife as trustee for the benefit of their children and 101,200 shares of Class A Common Stock held by one of Mr. Savitsky's children. Mr. Savitsky disclaims beneficial ownership of these shares.

(10) Includes 1,000 shares of Class B Common Stock held by Mr. Savitsky's wife as trustee for the benefit of their three children. Mr. Savitsky disclaims beneficial ownership of these shares.

(11) The address of each of these persons is c/o Staff Builders, Inc., 1983 Marcus Avenue, Lake Success, New York 11042. Each of these persons has sole power with respect to the voting and investment of the shares which he owns.

(12) Includes 1,000 shares of Class B Common Stock held by Dr. Firestone's wife. Dr. Firestone disclaims beneficial ownership of these shares.

(13) Includes 2,000 shares of Class A Common Stock held by Mr. Meyers' wife. Mr. Meyers disclaims beneficial ownership of these shares.

(14) Includes options to purchase 111,111 shares of Class A Common Stock under the 1998 Stock Option Plan.

(15) Includes options to purchase 3,334 shares of Class A Common Stock under the 1993 Stock Option Plan and options to purchase 20,000 shares of Class A Common Stock under the 1998 Stock Option Plan.

(16) Includes options to purchase 16,667 shares of Class A Common Stock under the 1993 Stock Option Plan.

(17) S Squared Technology Corp. ("S Squared"), a registered investment adviser, is located at 515 Madison Avenue, New York, New York 10022. Includes 2,402,500 shares of Class A Common Stock for which S Squared has sole voting and sole investment power and 212,000 shares of Class A Common Stock for which S Squared has shared voting and shared investment power. The shares are owned by limited partnerships for which S Squared is the sole general partner, by advisory clients of S Squared, and by Seymour Goldblatt, the principal of S Squared, and members of his family.

(18) Dimensional Fund Advisors, Inc. ("Dimensional"), a registered investment advisor, is located at 1299 Ocean Avenue, Santa Monica, California 90401. Dimensional is deemed to have beneficial ownership of 1,372,460 shares of Class A Common Stock, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans.

         Dimensional Fund Advisors Inc. serves as investment manager of these entities and disclaims beneficial ownership of all such shares.

(19) Includes options to purchase 20,001 shares of Class A Common Stock under the 1993 Stock Option Plan, options to purchase 131,111 shares of Class A Common Stock under the 1998 Stock Option Plan, and options to purchase 654,000 shares of Class A Common Stock under the 1986 Non-Qualified Stock Option Plan.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Effective April 1, 1992, the Company approved the sale by CTR Management Corp. ("CTR") of a home care franchise for Nassau County, New York to Bayit Care Corp. ("BCC"). The shareholders, officers and directors of BCC are Stuart Savitsky, son of Stephen Savitsky, Samuel Schreier, the son-in-law of Stephen Savitsky, and Julie Schreier, the daughter of Stephen Savitsky. The terms and conditions of the franchise agreement between the Company and BCC, entered into at the time of the sale, are substantially similar to those for other licensees of the Company, including the term of ten years with a five year renewal option. In connection with the acquisition of its franchise, CTR purchased certain assets of an existing branch office of the Company for $911,000. The purchase price was evidenced by a promissory note, dated August 30, 1989. BCC purchased the franchise from CTR by assuming this promissory note which, at the time of BCC's purchase of the franchise, had an outstanding principal balance of $844,573 (the "BCC Note"). The terms of the BCC Note originally provided for repayment of the outstanding principal amount in 120 consecutive monthly installments of $7,038 each, commencing May 1, 1994, together with interest at 3% over the prime rate, payable monthly. Effective June 1, 1994, the BCC Note was amended and restated to (i) provide for the repayment of the outstanding principal amount over a fifteen (15) year period, and (ii) reduce the interest rate to the prime rate. The amended principal payment schedule requires fixed monthly principal payments of $3,500 each with all unpaid principal due at the end of the fifteen (15) year period or earlier upon the termination of the franchise agreement for such franchise. The BCC Note is secured by all of the licensee's assets. The Company restructured the BCC Note because it found the additional monthly expense associated with the start of the principal repayment schedule in May 1994 to have a clear negative impact on the licensee's ability to operate the franchise. As described in greater detail below, during the fiscal year ended February 28, 1999, the Company retained $55,144 from the amount otherwise due to BCC under the terms of its franchise agreement as interest payments on the BCC Note.

The outstanding balance of the BCC Note was $645,073 at February 28, 1999.

         Effective March 1, 1998, Boro Care Corp. ("Boro") acquired a home care franchise for Bronx, Kings, New York and Queens counties in New York. Stuart Savitsky and Samuel Schreier each own 45% of the capital stock of Boro. To acquire the franchise, Boro agreed to pay a $29,500 franchise fee, payable in 12 consecutive monthly payments of $2,458 commencing March 1, 1998. As part of the franchise transaction, Boro purchased certain assets for $50,000 and issued a $50,000 promissory note (the "First Boro Note") to the Company with respect to such purchase. Boro also received a $200,000 line of credit and issued a $200,000 promissory note (the "Second Boro Note") to the Company with respect to such line of credit. The terms of the First Boro Note required repayment of the $50,000 in 108 consecutive monthly payments of principal plus interest, computed at 3% over prime, commencing March 1, 1999. The terms of the Second Boro Note required monthly payments of interest, computed at 3% over prime, commencing 30 days after the first withdrawal of funds on the available line of credit. Monthly principal payments were required commencing 24 months after the first withdrawal of funds on the available line of credit, through the expiration date of the line of credit on March 1, 2006. The terms and conditions of the franchise agreement between the Company and Boro are substantially similar to those for other licensees of the Company, except that the Boro franchise agreement provided the licensee with two additional five-year renewal options. Effective February 1, 1999, the Company repurchased the franchised territories from Boro and the franchise agreement was terminated in an arm's length transaction. The purchase price paid by the Company was $1.00 plus the forgiveness of $286,548 in debt owed by Boro to the Company, including amounts owed as of February 1, 1999 pursuant to the First Boro Note and the Second Boro Note noted above. The terms of the termination agreement, including the forgiveness of debt, are substantially similar to those for other recently terminated licensees.

         Effective September 8, 1996, DSS Staffing Corp. ("DSS") acquired a medical staffing services license from the Company for Nassau, Suffolk, Queens, Kings, New York, Bronx and Richmond counties in New York. Stuart Savitsky and Samuel Schreier each owns one third of the outstanding capital stock of DSS. As part of the franchise transaction, DSS paid a $75,000 franchise fee, agreed to make monthly payments of $10,500 for a period of five years and entered into a franchise agreement with the Company. The terms and conditions of the franchise agreement between the Company and DSS are substantially similar to those for other licensees of the Company, except that the DSS franchise agreement provides the licensee with two additional five-year renewal options.

         Effective August 23, 1993, Home Care Plus, Inc. ("Home Care") acquired a home care franchise from the Company for Bristol and Barnstable counties in Massachusetts. Edward Teixeira and his wife each owns 25% of the outstanding capital stock of Home Care. In purchasing the franchise, Home Care paid a $23,000 franchise fee, received a commitment to advance up to $75,000 for expenses from the Company, issued a $75,000 promissory note (the "Home Care Note") to the Company with respect to such advance, and entered into a franchise agreement with the Company. The terms of the Home Care Note required repayment of the $75,000 in 60 consecutive monthly payments of principal and interest, computed at 3% over prime, through August 1999. Effective April 1, 1998, the Home Care Note was amended to provide for a three month payment deferral through June 1998 and monthly principal and interest payments of $1,280 from July 1998 through November 1999. The terms and conditions of the franchise agreement between the Company and Home Care are substantially similar to those for other licensees of the Company, including the term of ten years with a five-year renewal option. During the fiscal year ended February 28, 1999, the Company retained $1,488 from the amount otherwise due Home Care under the terms of its franchise agreement as interest payments on the Home Care Note. The outstanding balance of the Home Care Note was $12,798 at February 28, 1999.

         Effective February 6, 1995, Home Care Plus Two, Inc. ("Home Care Two") acquired a home care franchise from the Company for Worcester, Hampden and Franklin counties in Massachusetts. Edward Teixeira and his wife each owns 25% of the outstanding capital stock of Home Care Two. During fiscal 1996, Home Care Two paid $29,500 for the purchase of this franchise. The terms and conditions of the franchise agreement between the Company and Home Care Two are substantially similar to those for other licensees of the Company, including the term of ten years with a five-year renewal option. On November 27, 1996, Home Care Two received a $50,000 advance for expenses for which a promissory note was issued to the Company (the "Home Care Two Note"). The terms of the Home Care Two Note required repayment of the $50,000 in 36 consecutive monthly payments of principal and interest, computed at 3% over prime, through December 1999. Effective April 1, 1998, the Home Care Two Note was amended to provide for a three month payment deferral through June 1998 and monthly principal and interest payments of $1,425 from July 1998 through March 2000. Mr. Teixeira guaranteed payment of all amounts due under the Home Care Two Note. During the fiscal year ended February 28, 1999, the Company retained $1,946 from the amounts otherwise due Home Care Two under the terms of its franchise agreement as interest payments on the Home Care Two Note. The outstanding balance of the Home Care Two Note was $18,535 at February 28, 1999.

         Effective March 1, 1999, the Company repurchased the franchised territories from Home Care and Home Care Two and the franchise agreements were terminated in an arm's length transaction. The purchase price paid by the Company was $495,605, which included the assumption by the Company of certain liabilities totaling $25,000 the forgiveness of $160,605 in debt owed by Home Care and Home Care Two to the Company and the issuance by the Company of two $155,000 promissory notes. Each promissory note bears interest at 8% per annum and provides for 60 monthly payments of $3,142.84 commencing on April 1, 1999 and terminating on March 1, 2004. The terms of the termination agreement are substantially similar to those for other recently terminated franchises.


         Effective February 20, 1998, ViTex, Inc. ("VTI") acquired a medical staffing services franchise from the Company for Worcester County and surrounding areas in Massachusetts. Edward Teixeira's wife owns 50% of the capital stock of VTI. VTI agreed to pay a franchise fee of $10,000 in one installment of $5,000, which was paid in February 1998, and the balance in five monthly payments of $1,000 commencing June 1998. The terms and conditions of the franchise agreement between the Company and VTI are substantially similar to those for other licensees of the Company including the term of ten years with a five-year renewal option. In connection with the termination of the Home Care and Home Care Two franchise agreements noted above, Vitex relinquished its franchise territories and the franchise agreement was terminated effective March 1, 1999.

         Under the Company's franchise program, the Company processes and pays the payroll to the field employees who service clients and invoices the clients for such services. Each month the Company pays the licensee 60% of the gross margin dollars (in general, the difference between the amount so invoiced and the payroll and related expenses for such field employees) from the licensee's business for the prior month's activity. Licensees are responsible for their general and administrative expenses, including office payroll. If the licensee elects, the Company will process payment of the licensee's office payroll and some or all of the licensee's other administrative expenses, and withhold the amount so expended from the 60% gross margin otherwise due the licensee.
During the fiscal year ended February 28, 1999, the Company paid (i) BCC $162,301 under the terms of its franchise agreement, representing a 60% gross margin of $1,236,575 less $55,144 and $42,000 of interest and principal, respectively, withheld on the BCC Note and $977,130 withheld for administrative expenses; (ii) DSS $961,956 under the terms of its franchise agreement, representing a 60% gross margin of $2,591,522 less $1,629,566 withheld for administrative expenses; (iii) Home Care $1,017,248 under the terms of its franchise agreement, representing a 60% gross margin of $1,048,657 less $1,488 and of $11,519 of interest and principal, respectively, withheld on the Home Care Note and $18,403 withheld for administrative expenses; (iv) Home Care Two $117,932 under the terms of its franchise agreement, representing a 60% gross margin of $923,594 less $1,946 and $11,405 of interest and principal, respectively, withheld on the Home Care Two Note and $792,311 withheld for administrative expenses; (v) Vitex $57,654 under the terms of its franchise agreement, representing a 60% gross margin of $60,284 less $2,630 withheld for administrative expenses and (v) Partners $492,900 under the terms of its franchise agreement, representing a 60% gross margin of $1,321,822 less $2,105 and $250 of interest and principal, respectively, withheld on the Partners Note and $826,567 withheld for administrative expenses.

         In order to facilitate the acquisition of a franchise by a willing prospective licensee, the Company will frequently accept a promissory note as consideration for the purchase from the Company of an existing branch location and will occasionally advance expenses to a licensee. The Company's transactions with BCC, DSS, Home Care, Home Care Two, VTI, Boro and Partners described above are consistent with this business purpose and with accommodations which have been granted to other, unaffiliated licensees.

         Although the Company has no formal policy regarding transactions with affiliates, it does not intend to enter into a transaction with any affiliate on terms less favorable to the Company than those it would receive in an arm's length transaction with an unaffilitated party.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The financial statements, including the supporting schedules, filed as part of the report, are listed in the Table of Contents to the Consolidated Financial Statements.

(B)  REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Registrant for the quarter ended February 28, 1999.

(C) EXHIBITS

                                 EXHIBIT INDEX


EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

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

3.4 Certificate of Retirement of Stock of the Company, filed February 28, 1994.

3.5 Certificate of Retirement of Stock of the Company, filed June 3, 1994. (A)

3.6 Certificate of Designation, Rights and Preferences of the Class A Preferred Stock of the Company, filed June 6, 1994. (A)

3.7 Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed August 23, 1994. (A)

3.8 Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed October 26, 1995. (C)

3.9 Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed December 19, 1995. (D)

3.10                       Plan Of Recapitalization dated as of May 12,
                           1995. (D)

3.11                       Amended and Restated By-Laws of the Company. (A)

4.1                        Specimen Class A Common Stock Certificate. (E)


---------------------
See Notes to Exhibits

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

4.2                        Specimen Class B Common Stock Certificate. (F)

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


---------------------
See Notes to Exhibits

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

10.12                      1993 Stock Option Plan of the Company. (A)

10.13 1998 Stock Option Plan of the Company (incorporated by reference to Exhibit C to the Company?s Proxy Statement dated August 27, 1998, filed with the Commission on August 27, 1998).

10.14                      Amended and Restated 1993 Employee Stock Purchase
                           Plan of the Company. (K)

10.15 1998 Employee Stock Purchase Plan of the Company (incorporated by reference to Exhibit D to the Company's Proxy Statement dated August 27, 1998, filed with the Commission on August 27, 1998).

10.16 Executive Deferred Compensation Plan, effective as of March 1, 1994.

10.17                      Form of Split-Dollar Life Insurance Agreement.

10.18 1994 Performance-Based Stock Option Plan of the Company (incorporated by reference to Exhibit B to the Company's Proxy Statement, dated July 18, 1994, filed with the Commission on July 27, 1994.)

10.19 Stock Option Agreement, dated as of March 28, 1990, under the Company's 1986 Non-Qualified Stock Option Plan between the Company and Stephen Savitsky. (A)

10.20 Stock Option Agreement, dated as of June 17, 1991, under the Company's 1986 Non-Qualified Stock Option Plan between the Company and Stephen Savitsky. (A)

10.21 Stock Option Agreement, dated December 1, 1998, under the Company's 1993 Stock Option Plan between the Company and Stephen Savitsky. (L)


---------------------
See Notes to Exhibits

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

10.22 Stock Option Agreement, dated December 1, 1998, under the Company's 1994 Performance-Based Stock Option Plan between the Company and Stephen Savitsky. (L)

10.23 Stock Option Agreement, dated as of March 28, 1990, under the Company's 1986 Non-Qualified Stock Option Plan between the Company and David Savitsky. (A)

10.24 Stock Option Agreement, dated as of June 17, 1991, under the Company's 1986 Non-Qualified Stock Option Plan between the Company and David Savitsky. (A)

10.25 Stock Option Agreement, dated December 1, 1998, under the Company's 1993 Stock Option Plan between the Company and David Savitsky. (L)

10.26 Stock Option Agreement, dated December 1, 1998, under the Company's 1994 Performance-Based Stock Option Plan between the Company and David Savitsky. (L)

10.27 Stock Option Agreement, dated December 1, 1998, under the Company's 1993 Stock Option Plan, between the Company and Edward Teixeira. (L)

10.28 Stock Option Agreement, dated December 1, 1998 under the Company's 1994 Performance-Based Stock Option Plan, between the Company and Edward Teixeira. (L)

10.29 Stock Option Agreement, dated December 1, 1998, under the Company's 1994 Performance-Based Stock Option Plan, between the Company and Edward Teixeira. (L)

10.30 Stock Option Agreement, dated December 1, 1998, under the Company's 1998 Stock Option Plan, between the Company and Edward
                           Teixiera. (L)

---------------------
See Notes to Exhibits

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

10.31 Stock Option Agreement, dated December 1, 1998, under the Company's 1994 Performance-Based Stock Option Plan, between the Company and Dale Clift. (L)

10.32 Stock Option Agreement, dated December 1, 1998, under the Company's 1994 Performance-Based Stock Option Plan, between the Company and Dale Clift. (L)

10.33 Stock Option Agreement, dated December 1, 1998, under the Company's 1998 Stock Option Plan, between the Company and Dale R. Clift.

10.34 Stock Option Agreement, dated December 1, 1998, under the Company's 1993 Stock Option Plan, between the Company and Sandra Parshall. (L)

10.35 Stock Option Agreement, dated December 1, 1998, under the Company's 1994 Performance-Based Stock Option Plan between the Company and Sandra Parshall. (L)

10.36 Stock Option Agreement, dated December 1, 1998, under the Company's 1994 Performance-Based Stock Option Plan, between the Company and Willard T. Derr.

10.37 Stock Option Agreement, dated December 1, 1998, under the Company's 1994 Performance-Based Stock Option Plan, between the Company and Willard T. Derr.

10.38 Stock Option Agreement, dated December 1, 1998, under the Company's 1998 Stock Option Plan, between the Company and Willard T. Derr.

10.39 Employment Agreement, dated as of June 1, 1987, between the Company and Stephen Savitsky. (A)


---------------------
See Notes to Exhibits

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

10.40 Amendment, dated as of October 31, 1991, to the Employment Agreement between the Company and Stephen Savitsky. (A)

10.41 Amendment, dated as of December 7, 1992, to the Employment Agreement between the Company and Stephen Savitsky. (A)

10.42 Employment Agreement, dated as of June 1, 1987, between the Company and David Savitsky. (A)

10.43 Amendment, dated as of October 31, 1991, to the Employment Agreement between the Company and David Savitsky. (A)

10.44 Amendment, dated as of January 3, 1992, to the Employment Agreement between the Company and David Savitsky. (A)

10.45 Amendment, dated as of December 7, 1992, to the Employment Agreement between the Company and David Savitsky. (A)

10.46 Employment Agreement, dated as of April 15, 1999, between the Company and Edward Teixeira.

10.47 Employment Agreement, dated as of February 9, 1998, between the Company and Dale R. Clift. (G)

10.48 First Amendment to Employment Agreement, dated as of December 1, 1998, to the Employment Agreement between the Company and Dale R. Clift. (L)

10.49 Employment Agreement, dated as of March 1, 1998, between Staff Builders, Inc. (NY) and Willard T. Derr. (O)


---------------------
See Notes to Exhibits

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

10.50 Employment Agreement, dated as of March 1, 1999, between Staff Builders, Inc. (NY) and Sandra Parshall.

10.51 Employment Agreement, dated as of October 1, 1997, between Staff Builders, Inc. (NY) and Cynthia
                           Nye. (P)

10.52 Agreement and Release, dated as of December 24, 1998, between Staff Builders, Inc. (NY) and Cynthia
                           Nye. (L)

10.53 Agreement and Release, dated as of February 28, 1997, between Staff Builders, Inc. (NY) and Larry
                           Campbell. (N)

10.54 Amended and Restated Loan and Security Agreement, dated as of January 8, 1997, between the Company, its subsidiaries and Mellon Bank, N.A. (N)

10.55 First Amendment to Amended and Restated Loan and Security Agreement dated as of April 27, 1998, between the Company, its subsidiaries and Mellon Bank, N.A. (G)

10.56 Master Lease Agreement dated as of December 4, 1996, between the Company and Chase Equipment Leasing, Inc. (N)

10.57 Premium Finance Agreement, Disclosure Statement and Security Agreement dated as of December 26, 1996, between the Company and A.I. Credit Corp. (N)

10.58 Agreement of Lease, dated as of October 1, 1993, between Triad III Associates and Staff Builders, Inc.
                           (NY). (A)

10.59 First Lease Amendment, dated October 25, 1998, between Matterhorn USA, Inc. and Staff Builders, Inc. (NY)


-----------------------
See Notes to Exhibits

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

10.60 Supplemental Agreement, dated as of January 21, 1994, between General Electric Capital Corporation, Triad III Associates and Staff Builders, Inc. (NY) (A)

10.61 Agreement of Lease, dated as of June 19, 1995, between Triad III Associates and Staff Builders, Inc. (NY). (D)

10.62 Agreement of Lease, dated as of February 12, 1996, between Triad III Associates and Staff Builders, Inc. (NY). (D)

10.63 License Agreement, dated as of April 23, 1996, between Matterhorn One, Ltd. and Staff Builders, Inc. (NY). (N)

10.64 License Agreement, dated as of January 3, 1997, between Matterhorn USA, Inc. and Staff Builders, Inc. (NY) (N)

10.65 License Agreement, dated as of January 16, 1997, between Matterhorn USA, Inc. and Staff Builders, Inc. (NY). (N)

10.66 License Agreement, dated as of December 16, 1998, between Matterhorn USA, Inc. and Staff Builders, Inc. (NY)

10.67 Lease Agreement, dated as of November 4, 1996, between Airport Landing Center, L.L.C. and Staff Builders Home Health Care, Inc. (N)

10.68 Asset Purchase Agreement dated as of June 22, 1993, between Albert Gallatin Home Care, Inc and Albert Gallatin Visiting Nurse Association, Inc.

10.69 Stock Purchase Agreement, dated as of August 30, 1995, between Staff Builders Services, Inc., MedVisit, Inc. and Roger Jack Pleasant. (D)


---------------------
See Notes to Exhibits

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

10.70 Asset Purchase and Sale Agreement, dated as of September 1, 1995, between Staff Builders Services, Inc. and Accredicare, Inc. (D)

10.71 Asset Purchase and Sale Agreement, dated as of September 6, 1996, by and among ATC Healthcare Services, Inc. and Staff Builders, Inc. and William Halperin and All Care Nursing Service, Inc. (Q)

10.72 Stock Redemption Agreement, dated as of March 18, 1997, between the Company and American HomeCare Management Corp. (N)

10.73 Stock Purchase Agreement by and among the Company and Raymond T. Sheerin, Michael Altman, Stephen Fleischner and Chelsea Computer Consultants, Inc., dated September 24, 1996. (M)

10.74 Amendment No. 1 to Stock Purchase Agreement by and among the Company and Raymond T. Sheerin, Michael Altman, Stephen Fleischner and Chelsea Computer Consultants, Inc., dated October 30, 1997. (M)

10.75 Shareholders Agreement between Raymond T. Sheerin and Michael Altman and Stephen Fleischner and the Company and Chelsea Computer Consultants, Inc., dated September 24, 1996. (M)

10.76 Amendment No. 1 to Shareholders Agreement among Chelsea Computer Consultants, Inc., Raymond T. Sheerin, Michael Altman and the Company, dated October 30, 1997. (M)

10.77 Indemnification Agreement, dated as of September 1, 1987, between the Company and Stephen Savitsky. (A)



---------------------
See Notes To Exhibits

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

10.78 Indemnification Agreement, dated as of September 1, 1987, between the Company and David Savitsky. (A)

10.79 Indemnification Agreement, dated as of September 1, 1987, between the Company and Bernard J.
                           Firestone. (A)

10.80 Indemnification Agreement, dated as of September 1, 1987, between the Company and Jonathan Halpert. (A)

10.81 Indemnification Agreement, dated as of May 2, 1995, between the Company and Donald Meyers. (N)

10.82 Indemnification Agreement, dated as of May 2, 1995, between the Company and Edward Teixeira. (A)

10.83                      Form of Home Health Care Services Franchise
                           Agreement. (B)

10.84                      Form of Medical Staffing Services Franchise
                           Agreement (D)

21                         Subsidiaries of the Company.

24                         Powers of Attorney.

---------------------
See Notes to Exhibits

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

                                NOTES TO EXHIBITS
                                -----------------

(A) Incorporated by reference to the Company's exhibit booklet to its Form 10-K for the fiscal year ended February 28, 1995 (File No. 0-11380), filed with the Commission on May 5, 1995.

(B) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-43728), dated January 29, 1992.

(C) Incorporated by reference to the Company's Form 8-K filed with the Commission on October 31, 1995.

(D) Incorporated by reference to the Company?s exhibit booklet to its Form 10-K for the fiscal year ended February 28, 1996 (File No. 0-11380), filed with the Commission on May 13, 1996.

(E) Incorporated by reference to the Company's Form 8-A filed with the Commission on October 24, 1995.

(F) Incorporated by reference to the Company's Form 8-A filed with the Commission on October 24, 1995.

(G) Incorporated by reference to the Company?s exhibit booklet to its Form 10-K for the fiscal year ended February 28, 1998 (File No. 0-11380), filed with the Commission on May 28, 1998.

(H) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-63941), filed with the Commission on November 2, 1995.

(I) Incorporated by reference to the Company's Registration Statement on Form S-4, as amended (File No. 33-9261), dated April 9, 1987.

(J) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-63939), filed with the Commission on November 2, 1995.

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

                                NOTES TO EXHIBITS
                                -----------------

(K) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-71974), filed with the Commission on November 19, 1993.

(L) Incorporated by reference to the Company?s Form 10-Q for the quarterly period ended November 30, 1998 (File No. 0-11380), filed with the Commission on January 19 1999.

(M) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended November 30, 1997 (File No. 0-11380), filed with the Commission on January 14, 1998.

(N) Incorporated by reference to the Company?s exhibit booklet to its Form 10-K for the fiscal year ended February 28, 1997 (File No. 0-11380), filed with the Commission on May 27, 1997.

(O) Incorporated by reference to the Company?s Form 10-Q for the quarterly period ended August 31, 1998 (File No. 0-11380), filed with the Commission on October 15, 1998.

(P) Incorporated by reference to the Company?s Form 10 for the quarterly period ended May 31, 1998 (File No. 0-11380), filed with the Commission on July 15, 1998.

(Q) Incorporated by reference to the Company?s Form 10-Q for the quarterly period ended November 30, 1996 (File No. 0-11380), filed with the Commission on January 14, 1997.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               STAFF BUILDERS, INC.
                                               By:  /S/ STEPHEN SAVITSKY
                                                  --------------------------
                                                  Stephen Savitsky
                                                  Chairman of the Board,
                                                  President and Chief
                                                  Executive Officer
Dated:   June 11, 1999

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURE                                  TITLE                        DATE
------------------------------             -------------------------        ---------------------

/S/ STEPHEN SAVITSKY                       Chairman of the Board,                June 11, 1999
------------------------------             President and Chief
Stephen Savitsky                           Executive Officer
                                           (Principal Executive
                                           Officer) and Director

/S/ DAVID SAVITSKY                         President, Secretary,                 June 11, 1999
------------------------------             Treasurer and Director
David Savitsky


/S/ DALE R. CLIFT                          Executive Vice President,             June 11, 1999
------------------------------             Finance, Chief Operating
Dale R. Clift                              Officer and Chief Financial
                                           Officer (Principal Financial
                                           Officer)

/S/ WILLARD T. DERR                        Sr. Vice President-                   June 11, 1999
------------------------------             Corporate Controller
Willard T. Derr                            (Principal Accounting
                                           Officer)

         *                                 Director                              June 11, 1999
------------------------------
Bernard J. Firestone,
  Ph.D.

         *                                 Director                              June 11, 1999
------------------------------
Jonathan Halpert,
  Ph.D.

         *                                 Director                              June 11, 1999
------------------------------
Donald Meyers

* By:  /S/ STEPHEN SAVITSKY
       -----------------------
       (Stephen Savitsky,
        Attorney-in-Fact)

                                 EXHIBIT INDEX


EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

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

3.4 Certificate of Retirement of Stock of the Company, filed February 28, 1994.

3.5 Certificate of Retirement of Stock of the Company, filed June 3, 1994. (A)

3.6 Certificate of Designation, Rights and Preferences of the Class A Preferred Stock of the Company, filed June 6, 1994. (A)

3.7 Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed August 23, 1994. (A)

3.8 Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed October 26, 1995. (C)

3.9 Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed December 19, 1995. (D)

3.10                       Plan Of Recapitalization dated as of May 12,
                           1995. (D)

3.11                       Amended and Restated By-Laws of the Company. (A)

4.1                        Specimen Class A Common Stock Certificate. (E)


---------------------
See Notes to Exhibits

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

4.2                        Specimen Class B Common Stock Certificate. (F)

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


---------------------
See Notes to Exhibits

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

10.12                      1993 Stock Option Plan of the Company. (A)

10.13 1998 Stock Option Plan of the Company (incorporated by reference to Exhibit C to the Company?s Proxy Statement dated August 27, 1998, filed with the Commission on August 27, 1998).

10.14                      Amended and Restated 1993 Employee Stock Purchase
                           Plan of the Company. (K)

10.15 1998 Employee Stock Purchase Plan of the Company (incorporated by reference to Exhibit D to the Company?s Proxy Statement dated August 27, 1998, filed with the Commission on August 27, 1998).

10.16 Executive Deferred Compensation Plan, effective as of March 1, 1994.

10.17                      Form of Split-Dollar Life Insurance Agreement.

10.18 1994 Performance-Based Stock Option Plan of the Company (incorporated by reference to Exhibit B to the Company's Proxy Statement, dated July 18, 1994, filed with the Commission on July 27, 1994.)

10.19 Stock Option Agreement, dated as of March 28, 1990, under the Company's 1986 Non-Qualified Stock Option Plan between the Company and Stephen Savitsky. (A)

10.20 Stock Option Agreement, dated as of June 17, 1991, under the Company's 1986 Non-Qualified Stock Option Plan between the Company and Stephen Savitsky. (A)

10.21 Stock Option Agreement, dated December 1, 1998, under the Company's 1993 Stock Option Plan between the Company and Stephen Savitsky. (L)


---------------------
See Notes to Exhibits

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

10.22 Stock Option Agreement, dated December 1, 1998, under the Company's 1994 Performance-Based Stock Option Plan between the Company and Stephen Savitsky. (L)

10.23 Stock Option Agreement, dated as of March 28, 1990, under the Company's 1986 Non-Qualified Stock Option Plan between the Company and David Savitsky. (A)

10.24 Stock Option Agreement, dated as of June 17, 1991, under the Company's 1986 Non-Qualified Stock Option Plan between the Company and David Savitsky. (A)

10.25 Stock Option Agreement, dated December 1, 1998, under the Company's 1993 Stock Option Plan between the Company and David Savitsky. (L)

10.26 Stock Option Agreement, dated December 1, 1998, under the Company's 1994 Performance-Based Stock Option Plan between the Company and David Savitsky. (L)

10.27 Stock Option Agreement, dated December 1, 1998, under the Company's 1993 Stock Option Plan, between the Company and Edward Teixeira. (L)

10.28 Stock Option Agreement, dated December 1, 1998 under the Company's 1994 Performance-Based Stock Option Plan, between the Company and Edward Teixeira. (L)

10.29 Stock Option Agreement, dated December 1, 1998, under the Company's 1994 Performance-Based Stock Option Plan, between the Company and Edward Teixeira. (L)

10.30 Stock Option Agreement, dated December 1, 1998, under the Company's 1998 Stock Option Plan, between the Company and Edward
                           Teixiera. (L)

---------------------
See Notes to Exhibits

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

10.31 Stock Option Agreement, dated December 1, 1998, under the Company's 1994 Performance-Based Stock Option Plan, between the Company and Dale Clift. (L)

10.32 Stock Option Agreement, dated December 1, 1998, under the Company's 1994 Performance-Based Stock Option Plan, between the Company and Dale Clift. (L)

10.33 Stock Option Agreement, dated December 1, 1998, under the Company's 1998 Stock Option Plan, between the Company and Dale R. Clift.

10.34 Stock Option Agreement, dated December 1, 1998, under the Company's 1993 Stock Option Plan, between the Company and Sandra Parshall. (L)

10.35 Stock Option Agreement, dated December 1, 1998, under the Company's 1994 Performance-Based Stock Option Plan between the Company and Sandra Parshall. (L)

10.36 Stock Option Agreement, dated December 1, 1998, under the Company's 1994 Performance-Based Stock Option Plan, between the Company and Willard T. Derr.

10.37 Stock Option Agreement, dated December 1, 1998, under the Company's 1994 Performance-Based Stock Option Plan, between the Company and Willard T. Derr.

10.38 Stock Option Agreement, dated December 1, 1998, under the Company's 1998 Stock Option Plan, between the Company and Willard T. Derr.

10.39 Employment Agreement, dated as of June 1, 1987, between the Company and Stephen Savitsky. (A)


---------------------
See Notes to Exhibits

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

10.40 Amendment, dated as of October 31, 1991, to the Employment Agreement between the Company and Stephen Savitsky. (A)

10.41 Amendment, dated as of December 7, 1992, to the Employment Agreement between the Company and Stephen Savitsky. (A)

10.42 Employment Agreement, dated as of June 1, 1987, between the Company and David Savitsky. (A)

10.43 Amendment, dated as of October 31, 1991, to the Employment Agreement between the Company and David Savitsky. (A)

10.44 Amendment, dated as of January 3, 1992, to the Employment Agreement between the Company and David Savitsky. (A)

10.45 Amendment, dated as of December 7, 1992, to the Employment Agreement between the Company and David Savitsky. (A)

10.46 Employment Agreement, dated as of April 15, 1999, between the Company and Edward Teixeira.

10.47 Employment Agreement, dated as of February 9, 1998, between Staff Builders, Inc. (NY) and Dale
                           R. Clift. (G)

10.48 First Amendment to Employment Agreement, dated as of December 1, 1998, to the Employment Agreement between the Company and Dale R. Clift. (L)

10.49 Employment Agreement, dated as of March 1, 1998, between Staff Builders, Inc. (NY) and Willard T. Derr. (O)


---------------------
See Notes to Exhibits

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

10.50 Employment Agreement, dated as of March 1, 1999, between Staff Builders, Inc. (NY) and Sandra Parshall.

10.51 Employment Agreement, dated as of October 1, 1997, between Staff Builders, Inc. (NY) and Cynthia
                           Nye. (P)

10.52 Agreement and Release, dated as of December 24, 1998, between Staff Builders, Inc. (NY) and Cynthia
                           Nye. (L)

10.53 Agreement and Release, dated as of February 28, 1997, between Staff Builders, Inc. (NY) and Larry
                           Campbell. (N)

10.54 Amended and Restated Loan and Security Agreement, dated as of January 8, 1997, between the Company, its subsidiaries and Mellon Bank, N.A. (N)

10.55 First Amendment to Amended and Restated Loan and Security Agreement dated as of April 27, 1998, between the Company, its subsidiaries and Mellon Bank, N.A. (G)

10.56 Master Lease Agreement dated as of December 4, 1996, between the Company and Chase Equipment Leasing, Inc. (N)

10.57 Premium Finance Agreement, Disclosure Statement and Security Agreement dated as of December 26, 1996, between the Company and A.I. Credit Corp. (N)

10.58 Agreement of Lease, dated as of October 1, 1993, between Triad III Associates and Staff Builders, Inc.
                           (NY). (A)

10.59 First Lease Amendment, dated October 25, 1998, between Matterhorn USA, Inc. and Staff Builders, Inc. (NY)


-----------------------
See Notes to Exhibits

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

10.60 Supplemental Agreement, dated as of January 21, 1994, between General Electric Capital Corporation, Triad III Associates and Staff Builders, Inc. (NY) (A)

10.61 Agreement of Lease, dated as of June 19, 1995, between Triad III Associates and Staff Builders, Inc. (NY). (D)

10.62 Agreement of Lease, dated as of February 12, 1996, between Triad III Associates and Staff Builders, Inc. (NY). (D)

10.63 License Agreement, dated as of April 23, 1996, between Matterhorn One, Ltd. and Staff Builders, Inc. (NY). (N)

10.64 License Agreement, dated as of January 3, 1997, between Matterhorn USA, Inc. and Staff Builders, Inc. (NY) (N)

10.65 License Agreement, dated as of January 16, 1997, between Matterhorn USA, Inc. and Staff Builders, Inc. (NY). (N)

10.66 License Agreement, dated as of December 16, 1998, between Matterhorn USA, Inc. and Staff Builders, Inc. (NY)

10.67 Lease Agreement, dated as of November 4, 1996, between Airport Landing Center, L.L.C. and Staff Builders Home Health Care, Inc. (N)

10.68 Asset Purchase Agreement dated as of June 22, 1993, between Albert Gallatin Home Care, Inc and Albert Gallatin Visiting Nurse Association, Inc.

10.69 Stock Purchase Agreement, dated as of August 30, 1995, between Staff Builders Services, Inc., MedVisit, Inc. and Roger Jack Pleasant. (D)


---------------------
See Notes to Exhibits

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

10.70 Asset Purchase and Sale Agreement, dated as of September 1, 1995, between Staff Builders Services, Inc. and Accredicare, Inc. (D)

10.71 Asset Purchase and Sale Agreement, dated as of September 6, 1996, by and among ATC Healthcare Services, Inc. and Staff Builders, Inc. and William Halperin and All Care Nursing Service, Inc. (Q)

10.72 Stock Redemption Agreement, dated as of March 18, 1997, between the Company and American HomeCare Management Corp. (N)

10.73 Stock Purchase Agreement by and among the Company and Raymond T. Sheerin, Michael Altman, Stephen Fleischner and Chelsea Computer Consultants, Inc., dated September 24, 1996. (M)

10.74 Amendment No. 1 to Stock Purchase Agreement by and among the Company and Raymond T. Sheerin, Michael Altman, Stephen Fleischner and Chelsea Computer Consultants, Inc., dated October 30, 1997. (M)

10.75 Shareholders Agreement between Raymond T. Sheerin and Michael Altman and Stephen Fleischner and the Company and Chelsea Computer Consultants, Inc., dated September 24, 1996. (M)

10.76 Amendment No. 1 to Shareholders Agreement among Chelsea Computer Consultants, Inc., Raymond T. Sheerin, Michael Altman and the Company, dated October 30, 1997. (M)

10.77 Indemnification Agreement, dated as of September 1, 1987, between the Company and Stephen Savitsky. (A)



---------------------
See Notes To Exhibits

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

10.78 Indemnification Agreement, dated as of September 1, 1987, between the Company and David Savitsky. (A)

10.79 Indemnification Agreement, dated as of September 1, 1987, between the Company and Bernard J.
                           Firestone. (A)

10.80 Indemnification Agreement, dated as of September 1, 1987, between the Company and Jonathan Halpert. (A)

10.81 Indemnification Agreement, dated as of May 2, 1995, between the Company and Donald Meyers. (N)

10.82 Indemnification Agreement, dated as of May 2, 1995, between the Company and Edward Teixeira. (A)

10.83                      Form of Home Health Care Services Franchise
                           Agreement. (B)

10.84                      Form of Medical Staffing Services Franchise
                           Agreement. (D)

21                         Subsidiaries of the Company.

24                         Powers of Attorney.

27                         Financial Data Schedule.
---------------------
See Notes to Exhibits

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

                                NOTES TO EXHIBITS
                                -----------------

(A) Incorporated by reference to the Company's exhibit booklet to its Form 10-K for the fiscal year ended February 28, 1995 (File No. 0-11380), filed with the Commission on May 5, 1995.

(B) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-43728), dated January 29, 1992.

(C) Incorporated by reference to the Company's Form 8-K filed with the Commission on October 31, 1995.

(D) Incorporated by reference to the Company?s exhibit booklet to its Form 10-K for the fiscal year ended February 28, 1996 (File No. 0-11380), filed with the Commission on May 13, 1996.

(E) Incorporated by reference to the Company's Form 8-A filed with the Commission on October 24, 1995.

(F) Incorporated by reference to the Company's Form 8-A filed with the Commission on October 24, 1995.

(G) Incorporated by reference to the Company?s exhibit booklet to its Form 10-K for the fiscal year ended February 28, 1998 (File No. 0-11380), filed with the Commission on May 28, 1998.

(H) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-63941), filed with the Commission on November 2, 1995.

(I) Incorporated by reference to the Company's Registration Statement on Form S-4, as amended (File No. 33-9261), dated April 9, 1987.

(J) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-63939), filed with the Commission on November 2, 1995.

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

                                NOTES TO EXHIBITS
                                -----------------

(K) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-71974), filed with the Commission on November 19, 1993.

(L) Incorporated by reference to the Company?s Form 10-Q for the quarterly period ended November 30, 1998 (File No. 0-11380), filed with the Commission on January 19 1999.

(M) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended November 30, 1997 (File No. 0-11380), filed with the Commission on January 14, 1998.

(N) Incorporated by reference to the Company?s exhibit booklet to its Form 10-K for the fiscal year ended February 28, 1997 (File No. 0-11380), filed with the Commission on May 27, 1997.

(O) Incorporated by reference to the Company?s Form 10-Q for the quarterly period ended August 31, 1998 (File No. 0-11380), filed with the Commission on October 15, 1998.

(P) Incorporated by reference to the Company?s Form 10 for the quarterly period ended May 31, 1998 (File No. 0-11380), filed with the Commission on July 15, 1998.

(Q) Incorporated by reference to the Company?s Form 10-Q for the quarterly period ended November 30, 1996 (File No. 0-11380), filed with the Commission on January 14, 1997.