Form 10-Q
period 1999-05-31
STAFF BUILDERS INC /DE/
filed 1999-07-20
CIK 720480

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED MAY 31, 1999, OR

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

The number of shares of Class A Common Stock and Class B Common
Stock outstanding on July 14, 1999 was 23,311,505 and 307,883 shares, respectively.

STAFF BUILDERS, INC. AND SUBSIDIARIES


                                 INDEX





                                                        PAGE NO.
PART I.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets -
          May 31, 1999 and February 28, 1999                 2

          Condensed Statements of Consolidated
          Operations - Three months ended
          May 31, 1999 and 1998                              3

          Condensed Statements of Consolidated Cash
          Flows - Three months ended May 31, 1999
          and 1998                                           4

          Notes to Condensed Consolidated Financial
          Statements                                       5-8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS    9-13

          Factors Affecting the Company's Future
          Performance                                      13-15

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                   16

PART I.  FINANCIAL INFORMATION
STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)                 MAY 31,
                                                   1999     FEBRUARY 28,
                                               (UNAUDITED)      1999
ASSETS:
CURRENT ASSETS:
 Cash and cash equivalents                       $  1,676     $  2,007
 Accounts receivable, net of allowance
   for doubtful accounts of $6,090 and
   $7,000, respectively                            79,764       79,662
 Income tax refund receivable                       1,733        1,733
 Prepaid expenses and other current assets          3,448        3,554
   Total current assets                            86,621       86,956

FIXED ASSETS, net of accumulated
  depreciation of $10,969 and
  $9,752, respectively                             29,110       27,987
INTANGIBLE ASSETS, net of accumulated
  amortization of $11,335 and
  $11,102, respectively                            27,187       27,091
OTHER ASSETS                                        4,420        4,471
TOTAL                                            $147,338     $146,505

LIABILITIES:
CURRENT LIABILITIES:
 Accounts payable and accrued expenses           $ 35,921     $ 34,522
 Accrued payroll and payroll related expenses      26,105       25,750
 Current portion of Medicare and
  Medicaid liabilities                             25,896       22,673
 Current portion of long-term debt                 45,812       43,460
   Total current liabilities                      133,734      126,405

LONG-TERM DEBT                                     19,627       19,749
LONG-TERM MEDICARE and MEDICAID LIABILITIES        30,301       34,608
OTHER LIABILITIES                                   5,142        5,102

STOCKHOLDERS' EQUITY:
Class A Common Stock - $.01 par value;
  50,000,000 shares authorized; 23,311,035
  and 23,307,129 outstanding at May 31, 1999
  and February 28, 1999, respectively                 233          233
Class B Common Stock - $.01 par value;
  1,554,936 shares authorized; 308,353 and
  312,251 outstanding at May 31, 1999 and
  February 28, 1999, respectively                       3            3
Additional paid-in capital                         69,055       69,055
Accumulated deficit                              (110,757)    (108,650)
   Total stockholders' equity (deficit)           (41,466)     (39,359)
Total                                            $147,338     $146,505

        See notes to condensed consolidated financial statements.

</TALBE>
                                   -2-
<TALBE>
STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In thousands, except per share data)


                                                  Three Months Ended
                                                        May 31,
                                                    1999      1998
Revenues:
  Service revenues:
  Home health care                               $ 69,927   $ 83,607
  Supplemental staffing                            37,558     27,256
  Total service revenues                          107,485    110,863
  Sales of franchises and fees, net                   180        415
Total revenues                                    107,665    111,278

Costs and Expenses:
  Operating costs                                  73,850     76,383
  General and administrative expenses              34,408     34,027
  Amortization of intangible assets                   224        312
  Interest expense                                  1,243      1,052
  Interest (income)                                   (98)      (348)
  Other (income) expense, net                         (14)        27
Total costs and expenses                          109,613    111,453

(Loss) Before Income Taxes                         (1,948)      (175)

Provision (Benefit) for Income Taxes                  159        (76)

Net (Loss)                                       $ (2,107)  $    (99)

Weighted average number of common and
  common equivalent shares:

    Basic                                          23,619     23,647

    Diluted                                        23,619     23,647

(Loss) per common and
  common equivalent share:

    Basic                                           $(.09)      $.00

    Diluted                                         $(.09)      $.00

       See notes to condensed consolidated financial statements.


                                  -3-


STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In thousands)                                    Three Months Ended
                                                         May 31,
                                                    1999         1998
Cash Flows from Operating Activities:
Net (loss)                                        $(2,107)    $   (99)
Adjustments to reconcile net income (loss)
  to net cash provided by operations:
    Depreciation and amortization of fixed assets   1,217       1,001
    Amortization of intangibles and goodwill          224         312
    Allowance for doubtful accounts                  (910)        100
    Deferred income taxes                              -           (3)
    (Gain) on sale of assets                          (65)         -
    Increase in other long-term liabilities            40          79
Change in operating assets and liabilities:
    Accounts receivable                               808       8,819
    Prepaid expenses and other current assets         106      (1,011)
    Accounts payable and accrued expenses           1,199      (8,469)
    Increase (decrease) in Medicare and
     Medicaid liabilities                          (1,084)     11,671
    Other assets                                       51        (758)
Net cash provided by (used in) operating
    activities                                       (521)     11,642

Cash Flows from Investing Activities:
Acquisition of businesses                              -         (627)
Proceeds from sale of assets                           65          -
Additions to fixed assets                          (2,341)       (101)
Net cash used in investing activities              (2,276)       (728)

Cash Flows from Financing Activities:
Proceeds from Employee Stock Purchase Plan             -          108
Exercise of stock options                              -           35
Purchase and retirement of common stock                -       (2,345)
Increase (decrease) in borrowings under
 secured credit facility                            3,001      (5,653)
Payment of notes payable and other long
 term liabilities                                    (535)     (1,987)
Net cash provided by (used in)
 financing activities                               2,466      (9,842)

Net increase (decrease) in Cash and
 Cash Equivalents                                    (331)      1,072
Cash and Cash Equivalents, Beginning
  of Period                                         2,007       2,757
Cash and Cash Equivalents, End of Period          $ 1,676     $ 3,829

Supplemental Data:
Cash paid for:
  Interest                                        $   982     $   979
  Income taxes, net                               $   397     $   470

Acquisition of business through issuance of
  notes payable                                   $   310     $   275
Fixed assets purchased through capital lease
  agreements                                      $    -      $   821

       See notes to condensed consolidated financial statements.

                                  -4-
STAFF BUILDERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. FINANCIAL STATEMENTS - In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of May 31, 1999 and February 28, 1999 and the results of operations and the cash flows for the three months ended May 31, 1999 and 1998. Certain prior period amounts have been reclassified to conform with the May 1999 presentation.

     The results for the three months ended May 31, 1999 and 1998 are not necessarily indicative of the results for an entire year. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited financial statements as of February 28, 1999 and for the year then ended.

2. SPIN-OFF TRANSACTION - On March 22, 1999, the Company's Board of Directors approved a plan to separate its home health care business and to create a separate, publicly-traded company engaged exclusively in providing home health care services.
     To accomplish this separation of its businesses, the Company's Board of Directors established a new, wholly-owned subsidiary, Tender Loving Care Health Care Services, Inc. ("TLC"), which will acquire 100% of the outstanding capital stock of the Staff Builders subsidiaries engaged in the home health care business. The spin-off will be effected through a pro rata distribution to Staff Builders' stockholders of all the shares of common stock of TLC owned by Staff Builders. The distribution will be made by issuing one share of TLC common stock for every two shares of Staff Builders common stock outstanding on the record date of the spin-off. Based upon the 23,619,388 shares of Staff Builders common stock outstanding on May 28, 1999, the Company estimates that 11,809,694 shares of TLC common stock will be distributed to holders of Staff Builders common stock. The supplemental staffing business will remain with Staff Builders. The completion of the spin-off is subject to the satisfaction of certain conditions, including obtaining certain regulatory approvals and bank financing for each of the Company's home health care and supplemental staffing divisions.

          On April 14, 1999, the Company caused TLC to file a Registration Statement on Form 10 with the Securities and Exchange Commission ("S.E.C.") to register the shares of TLC common stock to be issued in the spin-off under the Securities Exchange Act of 1934, as amended. In response to comments made by the S.E.C. with respect to the Registration Statement, on June 18, 1999, the Company caused TLC to file its amended Registration Statement on Form 10 with the S.E.C. The Company is currently performing the necessary steps to fulfill the requirements to complete the spin-off transaction, including preparing responses to the S.E.C.'s comments to the amended Registration Statement.
                               -5-

3. EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE - The calculation of basic and fully diluted earnings (loss) per share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share."

     The shares used in computing basic and diluted earnings (loss) per share were 23,619,388 and 23,647,395 shares for the three months ended May 31, 1999 and 1998, respectively.

4. PROVISION (BENEFIT) FOR INCOME TAXES - The provision (benefit) for income taxes for the three months ended May 31, 1999 and 1998 is based upon the Company's estimated tax provision required for the full year.

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

          On June 18, 1998, 6100 Cleveland, Inc., Orsinger Enterprises, Inc., and First Choice Medical Staffing, Inc., three former home care and staffing licensees (franchisees) of the Company in Ohio, commenced an action in the United States District Court for the Northern District of Ohio, Eastern Division against the Company's subsidiary, Staff Builders International, Inc. The action sought to recover damages and other relief alleging unpaid royalties, wrongful termination by the Company of the Franchise Agreement between the Company and the Plaintiffs, breach of contract and other damages. The Company answered the complaint and moved for a change of venue. On December 1, 1998, Plaintiffs without permission of the Court, filed a Second Amended Complaint alleging in addition to the allegations contained in the prior Complaint, claims under the Racketeer Influenced and Corrupt Organizations Act ("RICO"), claiming a series of deliberate and illegal actions designed to put certain Staff Builders licensees (franchisees) out of business, as well as claims arising under New York and Ohio business opportunity statutes. The Court granted the Company's motion to dismiss the RICO claims and other claims which allege violation of business law in New York, including the claim for money damages of $25 million, treble damages and all of the claims against the named executive officers of the Company. The Court allowed to stand certain claims which allege violation of the Ohio business opportunities statute relating to



                               -6-
     disclosure requirements. The Court also denied Plaintiffs' motion attempting to dismiss all of defendants' counter-claims and denied third party defendant's motion to dismiss the Company's third party complaint. A companion case, 6100 Columbus Inc. v. Staff Builders International, Inc. was filed alleging breach of contract only. This case will likely be consolidated with the previous case.

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

          On July 17, 1998, the Federal government ordered that a complaint filed by Ali Waris, the former owner of a home health care agency purchased by the Company in 1993, be unsealed and served upon Staff Builders, Inc. and Targa Group, Inc., a former licensee (franchisee) of the Company. The government has elected not to intervene in the action, in which Mr. Waris claimed damages for alleged violations of the False Claims Act by the Company in connection with payments made by the Company for consulting services. Following a motion to dismiss, on March 4, 1999, the Court granted Mr. Waris leave to amend the Complaint, the amended filing for which was served on the Company on March 31, 1999. The Company has filed a motion to dismiss the Amended
     Complaint.

          On April 30, 1999, Nursing Services of Iowa, Inc., Helen Kelly, Geri-Care Home Health, Inc. and Jacquelyn Klooster, two former home health care licensees (franchisees) of the Company and their principals in Des Moines and Sioux City, Iowa, respectively, commenced an action in the United States District Court for the Southern District of Iowa, Central Division against the Company's subsidiaries Staff Builders International, Inc., Staff Builders Services, Inc. Staff Builders, Inc., and certain executive officers of the Company.


                               -7-

     The action alleges claims under the RICO, claiming a series of deliberate and illegal actions designed to defraud Staff Builders' licensees (franchisees), as well as claims for negligence, breach of fiduciary duty, breach of contract, fraudulent misrepresentation and violation of the Iowa franchise law. The complaint seeks unspecified money damages, a claim for treble damages on the RICO claims and punitive and exemplary damages.
















































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


Results of Operations

Total revenues decreased by $3.6 million or 3.2% for the three months ended May 31, 1999 ("the 1999 period") to $107.7 million from $111.3 million for the three months ended May 31, 1998 ("the 1998 period"). The decrease in total revenues was due to a decrease in the home health care division service revenues of $13.7 million, or 16.4%, to $69.9 million in the 1999 period from $83.6 million in the 1998 period. This decrease was partially offset by an increase in the supplemental staffing division service revenues of $10.3 million, or 37.8%, to $37.6 million in the 1999 period from $27.3 million in the 1998 period.

The decrease in the Company's home health care division service revenues was primarily due to a decrease in Medicare revenues.
This decrease resulted from the negative impact of the Medicare Interim Payment System ("IPS") enacted under the Balanced Budget Act of 1997 ("BBA"). While the resultant regulatory changes became effective for the Company on March 1, 1998, the decrease in revenues in the 1999 period as compared to the 1998 period reflects a decrease in the number of home health care locations to 125 locations as of May 31, 1999 as compared to 198 locations as of March 1, 1998.

The following are the Company's home health care service revenues by payment source:

                                            Three Months Ended
                                                   May 31,
                                              1999        1998
Medicare                                      43.1%       47.9%
Medicaid and other local government
 programs                                     37.8        30.7
Insurance and individuals                     18.4        19.6
Other                                          0.7         1.8
Total                                        100.0%      100.0%

The increase in the Company's supplemental staffing division service revenues was primarily due to the increase in the number of staffing offices to 58 locations as of May 31, 1999 as compared to 46 locations as of March 1, 1998. Included in these revenues is an increase in the Company's information technology staffing revenues generated by Chelsea Computer Consultants, Inc. ("Chelsea"), a subsidiary in which the Company owns a majority interest.

                               -9-
Chelsea's revenues increased by $1.9 million, or 28.2%, to $8.5 million in the 1999 period from $6.6 million in the 1998 period.

Operating costs were 68.7% and 68.9% of service revenues for the 1999 and 1998 periods, respectively. The decrease in operating costs as a percentage of service revenues was primarily due to a decrease in operating costs as a percentage of service revenue in the home health care division. Partially offsetting this decrease is an increase in operating costs resulting from the increased revenues of the supplemental staffing division which has higher direct operating costs as a percentage of service revenues as compared to home health care revenues.

General and administrative expenses were $34.4 million and $34.0 million in the 1999 and 1998 periods, respectively. The supplemental staffing division general and administrative expenses increased by $1.8 million, or 40.1%, in the 1999 period over the 1998 period due to expansion of that division. This increase was partially offset by the decrease in the home health care division's general and administrative expenses of $1.4 million, or 4.7%, in the 1999 period as compared to the 1998 period primarily resulting from the closure of many operating locations. The increase in general and administrative expenses as a percentage of service revenues is primarily due to the decrease in the Company's home health care service revenues. These costs, expressed as a percentage of service revenues, were 32.0% and 30.7% for the 1999 and 1998 periods, respectively.

Interest expense was $1,243 and $1,052 in the 1999 and 1998 periods, respectively. The increase in interest expense is primarily due to increased borrowings under the Company's secured revolving line of credit, together with higher interest rates on such borrowings.

The provision for income taxes of $159 in the 1999 period primarily consists of state income taxes attributable to the supplemental staffing division operations. The benefit for income taxes of $(76) in the 1998 period was subsequently reversed in the fiscal year ended February 28, 1999 upon recording of a valuation allowance of $28.9 million. Such valuation allowance was recorded because management does not believe that the utilization of the tax benefits from operating losses and other temporary differences are "more likely than not" to be realized, as required by Statement of Financial Accounting Standards No. 109. There has been no change to this determination relative to the 1999 period.


Liquidity and Capital Resources

The Company has a secured credit facility which consists of a revolving line of credit, an acquisition line of credit and a standby letter of credit facility. On January 14, 1999, the bank provided the Company with written notification that, in its opinion, the Company's non-compliance with certain financial covenants constitutes an event of default under the terms of the credit facility agreement. Those covenants require the Company to

                              -10-
maintain a minimum level of net worth and a maximum ratio of senior debt to net worth, failures of which resulted from losses incurred for the three and nine months ended November 30, 1998. The Company has not cured those events of default. The bank has advised the Company that while it has no obligation to provide additional advances as a result of the non-compliance with certain financial covenants, it is willing to consider making additional advances to the Company under such conditions as it may determine.

In connection with the bank's notice of default, the maximum aggregate amount which can be borrowed under the credit facility was reduced from $50 million to $40 million. Additionally, the bank increased the rate of interest on all borrowings to 2.0% over the prevailing prime lending rate on the revolving line of credit and 2.75% over the prevailing prime lending rate on its acquisition line of credit (such prime lending rate being 7.75% as of May 31, 1999.) The Company has classified its outstanding borrowings as a current liability as of May 31, 1999 because the bank has the option to declare all borrowings under the credit facility to become immediately due and payable. At May 31 and February 28, 1999, the Company borrowed $38.4 million and $35.4 million, respectively, under the credit facility. The Company's working capital deficiency was $(47.1) million and $(39.4) million at May 31 and February 28, 1999, respectively. Current liabilities at May 31, 1999 include $25.9 million for Medicare and Medicaid liabilities, $38.4 million of outstanding borrowings under the secured credit facility and $7.4 million for the current portion of other debt obligations. While the Company cannot accurately determine the required payment dates for its total Medicare and Medicaid audit liabilities, it has included $30.3 million thereof in other long-term liabilities based upon its current estimate of when payments would likely become due. In order to pay its current liabilities in the normal course of business as well as to pay its liabilities to Medicare and Medicaid agencies as they become due, the Company is investigating alternative sources of funding.

The above conditions raise substantial doubt about the ability of the Company to continue as a going concern. As a result, management of the Company is pursuing various strategies, including but not limited to, negotiating with alternative lending sources, additional deferred payment terms for Medicare and Medicaid audit liabilities as well as for any repayments of Medicare periodic interim payments(s) ("PIP") and deferred payment terms for other creditors. Further, management is implementing an intensified collection effort and has obtained a deferred payment schedule for the repayment of excess PIP payments made to the Company by the Federal government as well as for audit liabilities assessed to date. The Company received written notification dated June 18, 1999, from United Government Services, the Company's Health Care Financing Administration contracted intermediary, containing a revised repayment schedule, which requires 24 equal monthly installments commencing June 25, 1999 of approximately $1.3 million, including principal and interest. The Company has paid the first of these installments. As of May 31, 1999, the total amount of excess PIP amounts received were approximately $19.0 million. In addition, the spin-off described in Note 2



                              -11-
will be completed only if the bank or another lender creates separate credit facilities for the home health care business under TLC and the supplemental staffing business retained by Staff Builders, and allocates the aggregate pre-spin-off debt between those two entities. However, there can be no assurance that these actions will provide adequate funds for the Company's current level of operations and to pay the Company's past due obligations.

On June 16, 1999, two of the Company's supplemental staffing subsidiaries, ATC Healthcare Services, Inc. and ATC Staffing Services, Inc., entered into a Revolving Credit Loan and Security Agreement with the bank (the "ATC Loan"). The ATC Loan established a secured credit facility which permitted borrowings by the supplemental staffing division of up to a maximum of $14.5 million or 75% of eligible supplemental staffing receivables, whichever is less. Borrowings under the ATC Loan shall bear interest at the rate of 2.0% over the prevailing prime lending rate (such prime lending rate being 7.75% as of May 31, 1999). The ATC Loan will terminate on July 31, 1999.

On June 25, 1999, the Company entered into an Amendment and Forbearance Agreement supplemental to its existing loan agreement with the bank (the "Forbearance Agreement"). The Forbearance Agreement provided for the Company's acknowledgement of the existing defaults under the loan agreement and provided that the bank shall forbear from taking any action or exercising any rights or remedies against the Company during the term of the Forbearance Agreement. Further, the Forbearance Agreement limited the maximum level of the borrowings of the home health care division to $15.9 million and increased the advance rate from 75% to 80% of the home health care division's eligible receivables. In addition, the Forbearance Agreement increased the level of borrowings available to the supplemental staffing division under the ATC Loan to $17.5 million.

On July 16, 1999, the Forbearance Agreement was amended to increase the maximum level of borrowings available to the home health care division to $16.9 million through July 29, 1999. In addition, the maximum level of borrowings available to the supplemental staffing division under the ATC Loan was decreased to $16.5 million through July 29, 1999. The Forbearance Agreement, as amended will expire on July 30, 1999.

YEAR 2000
     Many computer systems, applications, information technologies and equipment containing computer related components (generally "computer systems and equipment") are unable to differentiate between the year 2000 and the year 1900 because they were programmed with two-digit, rather than four digit, date fields. Accordingly, older computer systems that have time-sensitive applications may not properly recognize the year 2000 and beyond("Year 2000 issue"). This could cause system or equipment shut downs, failures or miscalculations resulting in inaccuracies in computer output or disruptions of operations, including, among other things, inaccurate processing of financial information and/or temporary inabilities to process transactions, manufacture products, or engage in similar normal business activities.
                              -12-

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

FORWARD-LOOKING STATEMENTS

     Certain statements in this report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by the inclusion of phrases such as "the Company anticipates", "the Company believes" and other phrases of similar meaning. These forward looking statements are based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors

                              -13-
that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The potential risks and uncertainties which could cause actual results to differ materially from the Company's expectations include the impact of further changes in the Medicare reimbursement system, including any changes to the current interim payment system and/or the ultimate implementation of a prospective payment system; government regulation; health care reform; pricing pressures from third-party payors, including managed care organizations; retroactive Medicare audit adjustments; Year 2000 failures; changes in laws and interpretations of laws or regulations relating to the health care industry; and inability to obtain financing on satisfactory terms.

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


                              -14-
     As Congress and state reimbursement entities assess alternative health care delivery systems and payment methodologies, the Company cannot predict which additional reforms may be adopted or what impact they may have on the Company. Additionally, uncertainties relating to the nature and outcomes of health care reforms have also generated numerous realignments, combinations and consolidations in the health care industry which may also have an adverse impact on the Company's business strategy and results of operations. The Company expects that in addition to industry consolidation generally, there may be consolidations within the Company's company-owned and licensed locations, with the likely result that there will be fewer offices by the end of the next fiscal year.

BUSINESS CONDITIONS. The Company must continue to establish and maintain close working relationships with physicians and physician groups, managed care organizations, hospitals, clinics, nursing homes, social service agencies and other health care providers.There can be no assurance that the Company will continue to establish or maintain such relationships. The Company expects additional competition will develop in future periods given the increasing market demand for the type of services offered.

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

SATISFACTORY FINANCING. Staff Builders' working capital deficiency as of May 31, 1999 was $47.1 million and it has received notice from its bank that it is in non-compliance with certain financial covenants constituting an event of default under the terms of its credit facility agreement. Further, the Company is at or near its borrowing limit under such credit facility. In order to pay its current liabilities in the normal course of business and its liabilities to the Medicare and Medicaid agencies as they become due, management believes that the Company needs a new credit facility for each of its home health care and supplemental staffing businesses. Although the Company is in the process of seeking new financing, there can be no assurance that new credit facilities will be available on favorable terms, if at all.

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


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS  - See Note 5 in PART I. - ITEM 1.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES - See discussion in PART I
         - ITEM 2 under Liquidity and Capital Resources.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (A)     Exhibits

          Exhibit No.

10.1 ATC Revolving Credit Loan and Security Agreement dated June 16, 1999, between ATC Healthcare
        Services, Inc., ATC Staffing Services, Inc. and
        Mellon Bank, N.A.

10.2    Amendment and Forbearance Agreement dated as of June
        25, 1999, between the Company, its subsidiaries and Mellon Bank, N.A.

10.3    Letter Agreement dated July 16, 1999 between the
        Company, its subsidiaries and Mellon Bank, N.A.


(B)     Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended May 31, 1999.

                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 Staff Builders, Inc.




Dated:  July 20, 1999       By:   /s/ Stephen Savitsky

                               Stephen Savitsky
                               Chairman of the Board,
                               and Chief Executive Officer



Dated:  July 20, 1999      By:   /s/ Dale R. Clift

                               Dale R. Clift
                               Executive Vice President,
                               Chief Operating Officer,
                               and Chief Financial Officer
                               (Principal Financial Officer)


Dated:  July 20, 1999      By:   /s/ Willard T. Derr

                               Willard T. Derr
                               Senior Vice President,
                               Corporate Controller
                              (Principal Accounting Officer)