Form 10-Q
period 1999-08-31
STAFF BUILDERS INC /DE/
filed 1999-10-20
CIK 720480

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1999, OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO         .
                                                           --------    --------

       Commission file number 0-11380
                              -------

                              STAFF BUILDERS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                  11-2650500
-------------------------------                 -------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)

1983 MARCUS AVENUE, LAKE SUCCESS, NEW YORK            11042
------------------------------------------          ----------
 (Address of principal executive offices)           (Zip Code)

                                 (516) 358-1000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

The number of shares of Class A Common Stock and Class B Common Stock outstanding on October 12, 1999 was 23,311,825 and 307,563 shares, respectively.

STAFF BUILDERS, INC. AND SUBSIDIARIES


                                      INDEX


                                                          PAGE NO.
                                                          --------

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets -
          August 31, 1999 and February 28, 1999               2

          Condensed Statements of Consolidated
          Income - Three and six months ended
          August 31, 1999 and 1998                            3

          Condensed Statements of Consolidated
          Cash Flows - Six months ended August 31,
          1999 and 1998                                       4

          Notes to Condensed Consolidated
          Financial Statements                              5-7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                       7-10

          Factors Affecting the Company's Future
          Performance                                     10-12

PART II   OTHER INFORMATION

ITEM 5.   OTHER INFORMATION
          SALE OF BUSINESS AND PRO FORMA FINANCIAL
          INFORMATION                                        13

ITEM 6.   EXHIBIT AND REPORTS ON FORM 8-K                    17

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                  AUGUST 31,
                                                     1999      FEBRUARY 28,
                                                  (UNAUDITED)     1999
                                                  -----------  ------------

ASSETS:
Current Assets:
 Cash and cash equivalents                         $    666     $    685
 Accounts receivable, net of allowance
   for doubtful accounts of $1,670
   and $1,915, respectively                          31,010       31,778
 Prepaid expenses and other current assets            1,977        1,668
                                                   --------     --------
   Total current assets                              33,653       34,131

Fixed Assets, net of accumulated depreciation
  of $1,188 and $934, respectively                    1,301          744
Intangible Assets, net of accumulated
  amortization of $2,499 and $2,169,
  respectively                                       21,644       21,965
Other Assets                                            247          342
                                                   --------     --------
TOTAL                                              $ 56,845     $ 57,182
                                                   ========     ========

LIABILITIES:
Current Liabilities:
 Accounts payable and accrued expenses             $  8,519     $  7,120
 Accrued payroll and related expenses                 3,493        3,525
 Current portion of long-term debt                   24,418       24,305
 Income taxes payable                                   721        1,522
 Other current liabilities                               65           --
                                                   --------     --------
    Total current liabilities                        37,216       36,472
                                                   --------     --------

Long-Term Debt                                           --           56
                                                   --------     --------
Other Liabilities                                        25           81
                                                   --------     --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class A Common Stock - $.01 par value;
  50,000,000 shares authorized; 23,311,825 and
  23,307,129 shares outstanding at August 31,
  1999 and February 28, 1999, respectively              233          233
Class B Common Stock - $.01 par value;
  1,554,936 shares authorized; 307,563 and
  312,251 shares outstanding at August 31,
  1999 and February 28, 1999, respectively                3            3
Additional paid-in capital                           16,110       18,929
Retained earnings                                     3,258        1,408
                                                   --------     --------
   Total stockholders' equity                        19,604       20,573
                                                   --------     --------
TOTAL                                              $ 56,845     $ 57,182
                                                   ========     ========


            See notes to condensed consolidated financial statements.

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  AUGUST 31,                  AUGUST 31,
                                          ------------------------      ------------------------
                                             1999           1998          1999           1998
                                          ---------      ---------      ---------      ---------
                                                         (Restated-                    (Restated-
                                                         see Note 1)                   see Note 1)

REVENUES:

  Service revenues:
  Supplemental staffing                   $  29,306      $  23,710      $  58,533      $  44,443
  Information technology staffing             8,555          8,305         17,069         14,947
                                          ---------      ---------      ---------      ---------
  Total service revenues                     37,861         32,015         75,602         59,390
  Sale of licensees and fee, net                 --             57             13            133
                                          ---------      ---------      ---------      ---------
Total revenues                               37,861         32,072         75,615         59,523
                                          ---------      ---------      ---------      ---------

COSTS AND EXPENSES:
  Operating costs                            28,833         24,855         58,383         46,326
  General and administrative expenses         6,591          5,119         12,724          9,497
  Amortization of intangible assets              13             27             52             53
  Interest expense                              705            381          1,298            742
  Interest (income)                              (2)           (16)            (5)           (33)
  Other (income) expense, net                  (120)            --            199              3
                                          ---------      ---------      ---------      ---------
Total costs and expenses                     36,020         30,366         72,651         56,588
                                          ---------      ---------      ---------      ---------

INCOME BEFORE INCOME TAXES                    1,841          1,706          2,964          2,935

PROVISION FOR INCOME TAXES                      832            171          1,114            292
                                          ---------      ---------      ---------      ---------

NET INCOME                                $   1,009      $   1,535      $   1,850      $   2,643
                                          =========      =========      =========      =========

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES:

    Basic                                    23,619         22,526         23,619         23,090
                                          =========      =========      =========      =========

    Diluted                                  23,619         22,563         23,619         23,190
                                          =========      =========      =========      =========

INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE:

    Basic                                 $     .04      $     .07      $     .08      $     .11
                                          =========      =========      =========      =========

    Diluted                               $     .04      $     .07      $     .08      $     .11
                                          =========      =========      =========      =========

            See notes to condensed consolidated financial statements.

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(IN THOUSANDS)


                                                           SIX MONTHS ENDED
                                                              AUGUST 31,
                                                        ----------------------
                                                          1999          1998
                                                        --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                              $  1,850      $  2,643
Adjustments to reconcile net income to net
  cash provided by (used in) operations:
   Depreciation and amortization of fixed assets             254           102
   Amortization of intangibles and goodwill                   52            53
   Allowance for doubtful accounts                          (245)          139
   Deferred income taxes                                      --           702

Change in operating assets and liabilities:
   Accounts receivable                                     1,013        (7,050)
   Prepaid expenses and other current assets                (309)          172
   Accounts payable and accrued expenses                   1,260         2,619
   Income taxes payable                                     (801)          591
   Other assets                                               95        (1,355)
                                                        --------      --------
Net cash provided by (used in) operating activities        3,169        (1,384)
                                                        --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets, net                              (820)          (78)
Acquisition of business                                       --          (387)
                                                        --------      --------
Net cash used in investing activities                       (820)         (465)
                                                        --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee Stock Purchase Plan                    --           188
Exercise of stock options                                     --            35
Purchase and retirement of common stock                       --        (3,120)
Decrease in notes payable and other long
  term liabilities                                            --        (1,675)
(Decrease) increase in borrowings under
  revolving line of credit                                (2,368)        5,639
                                                        --------      --------
Net cash used in financing activities                     (2,368)        1,067
                                                        --------      --------

NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                       (19)         (782)
CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                                  685         1,718
                                                        --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $    666      $    936
                                                        ========      ========

SUPPLEMENTAL DATA:
Cash paid for:
  Interest                                              $    939      $    742
                                                        ========      ========
  Income taxes, net                                     $    309      $    200
                                                        ========      ========

            See notes to condensed consolidated financial statements.

STAFF BUILDERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SPIN-OFF TRANSACTION AND FINANCIAL STATEMENTS - Staff Builders,Inc. ("Staff Builders" or "the Company") will separate its home health care business from its existing supplemental staffing business. To accomplish this separation of its businesses, Staff Builders' Board of Directors established a new, wholly-owned subsidiary, Tender Loving Care Health Care Services,Inc. ("TLC"), which will acquire 100% of the outstanding capital stock of the Staff Builders subsidiaries engaged in the home health care business. The spin-off will be effected through a pro rata distribution to Staff Builders' stockholders of all the shares of common stock of TLC owned by Staff Builders ("the Distribution"). The Distribution will be made by issuing one share of TLC common stock for every two shares of Staff Builders Class A and Class B common stock outstanding on October 12, 1999 ("the Record Date"). Based upon the 23,619,388 shares of Staff Builders common stock which was outstanding on the Record Date, 11,809,694 shares of TLC common stock will be distributed to holders of Staff Builders Class A and Class B common stock on or about October 20, 1999. The supplemental staffing business will remain with Staff Builders.

     On October 13, 1999, Staff Builders received notice from the Securities and Exchange Commission that its Registration Statement on Form 10 was cleared from further comments. Further, on October 20, 1999, Staff Builders received consent from its current lending institution to complete the spin-off transaction. Since after the Distribution TLC will own a majority of the operations, employees and assets of the historical business of Staff Builders, the Distribution will be treated as a "reverse spin-off" for financial reporting purposes under generally accepted accounting principles. The historical condensed consolidated financial statements contained in this quarterly report reflect the financial position and results of operations of the supplemental staffing and information technology staffing businesses.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of Staff Builders and its subsidiaries as of August 31, 1999 and February 28, 1999, the results of operations for the three and six months ended August 31, 1999 and 1998 and the cash flows for the six months ended August 31, 1999 and 1998. Certain prior period amounts have been reclassified to conform with the August 1999 presentation.

     During the period October 20, 1997 through September 17, 1999, the Company owned 81.8% of the outstanding common stock of Chelsea Computer Consultants, Inc. ("Chelsea") (see "Sale of

     Business"). Prior to the Company's Board of Directors' approval in March 1999 of the spin-off of the home health care business, the Company had intended to dispose of its investment in Chelsea and the accounts of Chelsea were originally accounted for on the equity basis in its financial statements for the year ended February 28, 1998 and in its condensed consolidated interim financial statements as of August 31, 1998 and for the three and six months then ended. In connection with the Company's proposed spin-off of its home health care business, management developed plans to retain its investment in Chelsea by combining the Chelsea operations with its existing supplemental staffing business. Accordingly, the accounts of Chelsea were fully consolidated in the Company's financial statements as of February 28, 1999 and for the year then ended and prior period financial statements have been restated from amounts previously reported to properly consolidate the accounts of Chelsea. The effects of this restatement represents a correction of an error in its financial statements for the three and six months ended August 31, 1998. As a result, total revenues and total expenses each increased by $8.3 million for the three months ended August 31, 1998 and by $14.9 million for the six months then ended from the amounts originally reported. Net income (loss) and basic and diluted income
     (loss) per share were not affected. Earnings attributable to the minority interest in Chelsea, the amounts of which are not material, are included in other (income) expense in the accompanying statements of operations and accrued expenses in the accompanying balance sheets.

     The results for the three and six months ended August 31, 1999 and 1998 are not necessarily indicative of the results for an entire year. It is suggested that these condensed financial statements be read in conjunction with Staff Builders' audited financial statements as of February 28, 1999 and for the year then ended.

2. EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE - Primary and fully diluted earnings per share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share."

     The shares used in computing basic earnings per share were 23,619,388 and 23,090,458 shares for the six months ended August 31, 1999 and 1998, respectively. The shares used in computing diluted earnings per share were 23,619,388 and 23,190,462 shares for the six months ended August 31, 1999 and 1998, respectively. The shares used in computing basic earnings per share were 23,619,388 and

     22,526,140 for the three months ended August 31, 1999 and 1998, respectively. The shares used in computing diluted earnings per share were 23,619,388 and 22,563,259 shares for the three months ended August 31, 1999 and 1998, respectively.

3. PROVISION FOR INCOME TAXES - The provision for income taxes for the three and six months ended August 31, 1999 and 1998 is based upon Staff Builders estimated tax provision required for the full year.

4. CONTINGENCIES - Although the Company cannot estimate the ultimate cost of its open legal matters with precision, it maintains a loss contingency accrual for the aggregate estimated amount to settle such matters. In management's opinion, settlement of these matters will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

5. SALE OF BUSINESS - On September 17, 1999, the Company sold its entire interest in Chelsea for total consideration of $17.5 million, subject to a post-closing net asset book value adjustment. Such consideration included $14.5 million received in cash and $3.0 million to be paid in cash upon completion of the Distribution, $500 thousand of which is payable to a former principal of Chelsea. The proceeds received of $14.5 million were used to pay off $8.4 million of borrowings under the Company's acquisition line of credit and $1.5 million to pay down the Company's revolving line of credit. The remaining $4.6 million was used to pay down TLC's revolving line of credit. There was no material gain or loss from this transaction.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of Staff Builders results of operations and financial condition. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements appearing in
Item 1.

RESULTS OF OPERATIONS

Total revenues increased by $5.8 million or 18.0% for the three months ended August 31, 1999 to $37.9 million from $32.1 million for the three months ended August 31, 1998. For the six months ended August 31, 1999 ("the 1999 period"), total revenues increased by $16.1 million or 27.0% to $75.6 million from $59.5 million for the six months ended August 31, 1998 ("the 1998 period"). The increase in total revenues for the 1999 period was primarily due to an increase in supplemental staffing revenues of $14.0 million, or 31.3% to $58.5 million in the 1999 period from $44.6 million in the 1998 period.

The increase in the supplemental staffing revenues in the 1999 period over the 1998 period was primarily due to the increase in the number of staffing offices to 57 locations operated by 40 licensees as of August 31, 1999 as compared to 46 locations operated by 35 licensees as of February 28, 1998. Additionally, information technology staffing revenues generated by Chelsea, a subsidiary in which the Company owned a majority interest, were $17.1 million and $14.9 million in the 1999 and 1998 periods, respectively.

Operating costs (the direct costs of providing services) were 76.2% and 77.5% of total revenues for the three months ended August 31, 1999 and 1998, and 77.2% and 77.8% for the six months ended August 31, 1999 and 1998, respectively. The decrease in operating costs as a percentage of total revenues for the three and six months ended August 31, 1999 as compared to the same periods in the prior year is primarily due to an increase in supplemental staffing billing rates and changes in the service mix towards higher margin business. Supplemental staffing direct operating costs as a percentage of related revenues were 77.0% and 78.5% for the 1999 and 1998 periods, and information technology staffing direct operating costs as a percentage of related revenues were 77.8% and 75.7%, respectively.

General and administrative expenses increased by $1.4 million, or 28.1%, to $6.5 million for the three months ended August 31, 1999 from $5.1 million for the three months ended August 31, 1998. For the six months ended August 31, 1999, general and administrative expenses increased by $3.2 million, or 33.7%, to $12.6 million from $9.4 million for the six months ended August 31, 1998. The increase in general and administrative expenses for the three and six months ended August 31, 1999 as compared to the same periods in the prior year is primarily due to the expansion of the Company.

Interest expense was approximately $700 thousand and $400 thousand for the three months ended August 31, 1999 and 1998, and $1.3 million and $700 thousand for the six months ended August 31, 1999 and 1998, respectively. The increase in interest expense for the three and six months ended August 31, 1999 as compared to the same periods in the prior year is primarily due to increased borrowings under the secured revolving lines of credit, together with higher interest rates on such borrowings.

The provision for income taxes of $832 thousand and $1.1 million for the three and six months ended August 31, 1999, respectively, primarily consists of state income taxes. In the fourth quarter of the year ended February 28, 1999, a valuation allowance was recorded aggregating $2 million. Such valuation allowance was recorded because management does not believe that the utilization of the tax benefits from operating losses and other temporary differences are "more likely than not" to be required by Statement of Financial Accounting Standards No. 109. There has been no change to this determination relative to the 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

Staff Builders has a secured credit facility which consists of a revolving line of credit under which Staff Builders is permitted to borrow amounts based upon certain percentages of eligible receivables, up to the maximum amount of the credit facility. On September 17, 1999, Staff Builders paid off an acquisition line of credit which prior thereto was also included as part of the secured credit facility (see "Sale of Business").

On September 24, 1999, the Company entered into an amended and restated loan and security agreement ("Loan Agreement") which expires on February 29, 2000. The Loan Agreement provides for the Company to borrow up to a maximum of $17.0 million which shall be reduced to $15.0 million on the earlier of (a) October 29, 1999, or (b) the date of the Distribution. The Company is permitted to borrow up to 75% of eligible accounts receivable, up to the maximum amount of the credit facility. Until the earlier of October 29, 1999 or the date of the Distribution, the Company is permitted to have additional borrowing capability of up to $2.0 million over its borrowing base, provided that TLC can provide such calculated availability under its borrowing base. On the Distribution date, the provisions in the Loan Agreement which provide for cross-default and cross-collateralization with the TLC loan facility will terminate, and as of the Distribution, each of the Company and TLC will have separate and independent loan facilities. During the period ending February 29, 2000 through which the Company may borrow under the amended loan and security agreement, management is taking steps to obtain new financing.

The borrowings under the credit facility bear interest at 2.0% over the prevailing prime lending rate (such rate being 8.25% as of October 19, 1999). In addition, the Company is required to pay a monthly collateral management fee of $3 thousand and .375% per annum of the daily unused portion of the credit facility. The Company paid bank fees of $170 thousand in connection with the execution of the Loan Agreement. Subsequently, the Company is required to pay facility fees of $131 thousand on each of November 30 and December 30, 1999 and $75 thousand on January 31, 2000. If the loan is fully paid on a date prior to any of the foregoing dates, then the Company will not be required to make any of the payments on dates subsequent to the loan pay off date.

On September 17, 1999, the Company sold its entire interest in Chelsea for total consideration of $17.5 million, subject to a post-closing net asset book value adjustment. Such consideration included $14.5 million received in cash and $3.0 million to be paid in cash upon completion of the Distribution, $500 thousand of which is payable to a former principal of Chelsea. The proceeds received of $14.5 million were used to pay off $8.4 million of borrowings under the Company's acquisition line of credit and $1.5 million to pay down the Company's revolving line of credit. The remaining $4.6 million was used to pay down TLC's revolving line of credit. There was no material gain or loss from this transaction.

The Company's working capital deficiency was $3.6 million and $2.3 million at August 31 and February 28, 1999, respectively. Current liabilities at August 31, 1999 include $24.4 million of outstanding borrowings under the secured credit facility (of which $9.9 million was paid on September 17, 1999). The Company is currently investigating alternative sources of funding.

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

The Company has made upgrades to its computer systems and equipment controlling its general ledger, accounts payable and payroll systems and believes that these systems are largely Year 2000 compliant. The Company is continuing its upgrades with respect to the front end systems, which include scheduling and billing. The Company expects to complete such upgrades by November 30, 1999. The Company believes that with these upgrades, the Year 2000 issue will not pose significant operational problems for its computer systems and equipment. However, if such upgrades are not made or are not completed in a timely fashion, the Year 2000 issue might have an adverse impact on the operations of the Company, the precise degree of which cannot be known at this time.

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

The total cost of the Year 2000 systems assessment and upgrades is funded through operating cash flows and the Company is expensing certain items and capitalizing others. The estimated cost to replace existing software applications, including modifications to accommodate the Year 2000, is approximately $3 million, including the cost of implementation. The actual cost could, however, exceed this estimate. The Company has not established a contingency plan to deal with major Year 2000 failures, if any, and does not intend to establish a contingency plan because it is comfortable with progress made to date, although no assurances can be made.

FORWARD-LOOKING STATEMENTS

Certain statements in this report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by the inclusion of phrases such as "the Company anticipates", "the Company believes" and other phrases of similar meaning. These forward looking statements are based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The potential risks and uncertainties which could cause actual results to differ materially from the Company's expectations include the pricing pressures from third-party payors; Year 2000 failures; and inability to obtain financing on satisfactory terms.

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

ATTRACTION AND RETENTION OF LICENSEES AND EMPLOYEES. Maintaining quality licensees will play a significant part in the future success of the Company. The Company's professional nurses and other health care personnel are also key to the continued performance of the Company. The possible inability to attract and retain qualified licensees, and sufficient numbers of credentialed health care professionals and para-professionals could adversely affect the Company's operations and quality of service.

SATISFACTORY FINANCING. Staff Builders' working capital deficiency as of August 31, 1999 was $3.6 million. The Company's credit facility expires February 29, 2000. Although the Company is in the process of seeking new financing, there can be no assurance that a new credit facility will be available by February 29, 2000.

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

PART II - OTHER INFORMATION

ITEM 5. - OTHER INFORMATION

SALE OF BUSINESS AND PRO FORMA FINANCIAL INFORMATION

On September 17, 1999, the Company sold its entire interest in Chelsea for total consideration of $17.5 million, subject to a post-closing net asset book value adjustment. Such consideration included $14.5 million received in cash and $3.0 million to be paid in cash upon completion of the Distribution, $500 thousand of which is payable to a former principal of Chelsea. The proceeds received of $14.5 million were used to pay off $8.4 million of borrowings under the Company's acquisition line of credit and $1.5 million to pay down the Company's revolving line of credit. The remaining $4.6 million was used to pay down TLC's revolving line of credit. There was no material gain or loss from this transaction.

The following unaudited pro forma consolidated balance sheet as of August 31, 1999 and unaudited pro forma consolidated statements of operations of the Company for the six months ended August 31, 1999 and the fiscal year ended February 28, 1999 (collectively, the "Pro Forma Statements") are based on the historical Consolidated Financial Statements of Staff Builders included elsewhere in this quarterly report as adjusted to give effect to the sale of Chelsea. See assumptions and adjustments in the accompanying Notes to the Pro Forma Statements. The pro forma consolidated balance sheet gives effect to the sale of Chelsea as if it occurred on August 31, 1999 and the pro forma consolidated statements of operations give effect to the sale of Chelsea as if it occurred on the first day of each respective period.

The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable. The Pro Forma Statements do not purport to represent what the Company's financial position and result of operations would actually have been had the sale of Chelsea occurred on such dates or to project the Company's financial position or results of operations for any future period.

STAFF BUILDERS, INC. AND SUBSIDIARIES
PRO FORMA CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                       PRO FORMA
                                                      HISTORICAL      PRO FORMA         CONSOLID.
                                                        AUGUST         ADJUSTS.          AUGUST
                                                       31, 1999          (A)            31, 1999
                                                       ---------      ---------         ---------

ASSETS:
Current Assets:
 Cash and cash equivalents                             $     666      $    (497)(B)     $     169
 Accounts receivable, net                                 31,010         (5,974)(B)        25,036
 Prepaid expenses and
  other current assets                                     1,977           (487)(B)         1,490
                                                       ---------      ---------         ---------
   Total current assets                                   33,653         (6,958)           26,695

Fixed Assets, net                                          1,301            (49)(B)         1,252
Intangible Assets, net                                    21,644        (12,768)(B)         8,876
Other Assets                                                 247           (113)(B)           134
                                                       ---------      ---------         ---------
Total Assets                                           $  56,845        (19,888)           36,957
                                                       =========      =========         =========

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES:
 Accounts payable and accrued expenses                 $   8,519      $  (1,253)(B)     $   7,266
 Accrued payroll and payroll
  related expenses                                         3,493         (1,190)(B)         2,303
 Income taxes payable                                        721           (368)(B)           353
 Other current liabilities                                    65            (65)(B)            --
 Current portion of long-term debt                        24,418        (13,321)(B)        11,097
                                                       ---------      ---------         ---------
    Total current liabilities                             37,216        (16,197)           21,019
                                                       ---------      ---------         ---------

OTHER LIABILITIES                                             25             --                25
                                                       ---------      ---------         ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class A Common stock                                         236             --               236
Class B Common stock                                          --             --                --
Additional paid-in capital                                16,110         (1,498)(B)        14,612
Retained earnings                                          3,258         (2,193)(B)         1,065
                                                       ---------      ---------         ---------
   Total stockholders' equity                             19,604         (3,691)           15,913
                                                       ---------      ---------         ---------

Total Liabilities and Stockholders Equity              $  56,845      $ (19,888)        $  36,957
                                                       =========      =========         =========

            See Notes to Pro Forma Consolidated Financial Statements

STAFF BUILDERS, INC. AND SUBSIDIARIES
PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           PRO FORMA
                                         HISTORICAL      PRO FORMA         CONSOLID.
                                         AUGUST 31,       ADJUSTS.         AUGUST 31,
                                            1999            (A)              1999
                                          ---------      ---------         ---------

REVENUES:

  Supplemental staffing                   $  58,533      $      --         $  58,533
  Information technology staffing            17,069        (17,069)(B)            --
                                          ---------      ---------         ---------
  Total service revenues                     75,602        (17,069)           58,533
                                          ---------      ---------         ---------
  Sale of licensees and fee, net                 13             --                13
                                          ---------      ---------         ---------
Total revenues                               75,615        (17,069)           58,546
                                          ---------      ---------         ---------

Costs and Expenses:
  Operating costs                            58,383        (13,278)(B)        45,105
  General and administrative expenses        12,724         (1,577)(B)        11,147
  Amortization of intangible assets              52             --                52
  Interest expense                            1,298           (117)(B)         1,181
  Interest (income)                              (5)             1 (B)            (4)
  Other (income) expense, net                   199           (265)(B)           (66)
                                          ---------      ---------         ---------
Total costs and expenses                     72,651        (15,236)           57,415
                                          ---------      ---------         ---------

INCOME BEFORE INCOME TAXES                    2,964         (1,833)            1,131

PROVISION FOR INCOME TAXES                    1,114         (1,004)(C)           110
                                          ---------      ---------         ---------

NET INCOME                                $   1,850      $    (829)        $   1,021
                                          =========      =========         =========

EARNINGS PER COMMON SHARE:

    Basic                                 $    0.08                        $    0.04
                                          =========                        =========

    Diluted                               $    0.08                        $    0.04
                                          =========                        =========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING

    Basic                                    23,619             --            23,619
                                          =========                        =========

    Diluted                                  23,619             --            23,619
                                          =========                        =========


            See Notes to Pro Forma Consolidated Financial Statements

STAFF BUILDERS, INC. AND SUBSIDIARIES
PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1999
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                            STAFF         PRO FORMA
                                           BUILDERS        ADJUSTS.          PRO FORMA
                                          HISTORICAL         (A)             CONSOLID.
                                          ----------      ----------         ----------

REVENUES:

  Supplemental staffing                   $   94,505      $       --         $   94,505
  Information technology staffing             31,331         (31,331)(B)             --
                                          ----------      ----------         ----------
  Total service revenues                     125,836         (31,331)            94,505
                                          ----------      ----------         ----------
  Sale of licensees and fee, net                 190              --                190
                                          ----------      ----------         ----------
Total revenues                               126,026         (31,331)            94,695
                                          ----------      ----------         ----------

Costs and Expenses:
  Operating costs                             99,803         (25,900)(B)         73,903
  General and administrative expenses         22,824          (3,314)(B)         19,510
  Amortization of intangible assets              124              --                124
  Interest expense                             1,626            (344)(B)          1,282
  Interest (income)                              (75)             --                (75)
  Other (income) expense, net                    468            (319)(B)            149
                                          ----------      ----------         ----------

Total costs and expenses                     124,770         (29,877)            94,893
                                          ----------      ----------         ----------

INCOME (LOSS) BEFORE INCOME TAXES              1,256          (1,454)              (198)

PROVISION FOR INCOME TAXES                       922            (993)(C)            (71)
                                          ----------      ----------         ----------

NET INCOME (LOSS)                         $      334      $     (461)        $     (127)
                                          ==========      ==========         ==========

EARNINGS (LOSS) PER COMMON SHARE:

    Basic                                 $     0.00                         $    (0.00)
                                          ==========                         ==========

    Diluted                               $     0.00                         $    (0.00)
                                          ==========                         ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING

    Basic                                     23,162              --             23,162
                                          ==========                         ==========

    Diluted                                   23,162              --             23,162
                                          ==========                         ==========

            See Notes to Pro Forma Consolidated Financial Statements

NOTES TO PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

     (A) The following pro forma adjustments reflect the sale of Chelsea.

     (B) Pro forma adjustments to remove assets, liabilities, revenues and expenses of Chelsea and to record the entire sales transaction including related selling expenses.

     (C) Pro forma adjustments to give effect to the computation of income taxes as if separate income tax returns were filed.


ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

(A) EXHIBITS

          Exhibit No.

          2 Purchase Agreement dated as of September 17, 1999 among MSX International Engineering Services, Inc., Staff Builders, Inc., Raymond Sheerin, Michael Altman and Chelsea Computer Consultants, Inc. (A)

          10.1    Distribution Agreement, dated as of October 20,
                  1999, between the Company and Tender Loving
                  Care Health Care Services, Inc. (B)

          10.2    Tax Allocation Agreement, dated as of October
                  20, 1999, between the Company and Tender Loving
                  Care Health Care Services, Inc. (B)

          10.3 Transitional Services Agreement, dated as of October 20, 1999, between the Company and Tender Loving Care Health Care Services, Inc. (B)

          10.4 Trademark License Agreement, dated as of October 20, 1999, between the Company and Tender Loving Care Health Care Services, Inc.(B)

          10.5 Sublease, dated as of October 20, 1999, between the ATC Healthcare Services, Inc. and Tender
                  Loving Care Health Care Services, Inc. (B)

          10.6 Employee Benefits Agreement, dated as of October 20, 1999, between the Company and Tender Loving Care Health Care Services, Inc. (B)

          10.7 ATC Revolving Credit Loan and Security Agreement dated June 16, 1999, between ATC Healthcare Services, Inc., ATC Staffing Services, Inc. and Mellon Bank, N.A. (C)

          10.8 First Amendment to ATC Revolving Credit Loan and Security Agreement dated September 24, 1999, between ATC Healthcare Services, Inc., ATC Staffing Services, Inc., Staff Builders, Inc., a Delaware corporation, and Mellon Bank, N.A.

          10.9 Amendment, dated as of October 20, 1999, to the Employment Agreement between the Company and Stephen Savitsky.

          10.10 Amendment, dated as of October 20, 1999, to the Employment Agreement between the Company and David Savitsky.

          10.11 Amendment, dated as of October 20, 1999, to the Employment Agreement between the Company and Dale R. Clift.

          10.12   Termination and Release, dated as of October
                  20, 1999, of the Employment Agreement between the Company and Willard T. Derr.

          10.13   Termination and Release, dated as of October
                  20, 1999, of the Employment Agreement between the Company and Renee J. Silver.

          10.14   Consulting Agreement, dated as of October 20,
                  1999, between the Company and Renee J. Silver.

          10.15   Consulting Agreement, dated as of October 20,
                  1999, between the Company and Willard T. Derr.

          10.16 Second Amendment to ATC Revolving Credit Loan and Security Agreement, dated October 20, 1999 between ATC Healthcare Services, Inc., ATC Staffing Services, Inc., Staff Builders, Inc., and Mellon Bank, N.A.

          27      Financial Data Schedule.

          Notes to Exhibits

          (A) Incorporated by reference to Staff Builders, Inc.'s Form 8-K (File No. 0-11380) filed with the Commission on October 4, 1999.

          (B) Incorporated by reference to Tender Loving Care Health Care Services, Inc.'s Form 10-Q (File No. 0-25777), filed with the Commission on October 20, 1999.

          (C) Incorporated by reference to the Company's Form 10Q (File No. 0-11380) filed with the Commission on July 20, 1999.

(B) REPORTS ON FORM 8-K

The following Form 8-K reports were filed by the Company:

I.  Form 8-K filed on October 4, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       Staff Builders, Inc. and
                                          Subsidiaries



Dated: October 20, 1999                By: /s/ Stephen Savitsky
                                           -------------------------------------
                                           Stephen Savitsky
                                           Chairman of the Board, President
                                           and Chief Executive Officer


Dated: October 20, 1999                By: /s/ Joseph Murphy
                                           -------------------------------------
                                           Joseph Murphy
                                           Vice President, Finance and
                                           Chief Financial Officer

                           STAFF BUILDERS EXHIBIT LIST

ITEM 6.  Exhibits and Reports on Form 8-K

(A)      Exhibits

2 Purchase Agreement dated as of September 17, 1999 among MSX International Engineering Services, Inc., Staff Builders, Inc., Raymond Sheerin, Michael Altman and Chelsea Computer Consultants, Inc. (A)

10.1 Distribution Agreement, dated as of October 20, 1999, between the Company and Tender Loving Care Health Care Services, Inc. (B)

10.2 Tax Allocation Agreement, dated as of October 20, 1999, between the Company and Tender Loving Care Health Care Services, Inc. (B)

10.3 Transitional Services Agreement, dated as of October 20, 1999, between the Company and Tender Loving Care Health Care Services, Inc. (B)

10.4 Trademark License Agreement, dated as of October 20, 1999, between the Company and Tender Loving Care Health Care Services, Inc. (B)

10.5 Sublease, dated as of October 20, 1999, between ATC Heathcare Services, Inc. and Tender Loving Care Health Care Services, Inc. (B)

10.6 Employee Benefits Agreement, dated as of October 20, 1999 between the Company and Tender Loving Care Health Care Services, Inc. (B)

10.7 ATC Revolving Credit Loan and Security Agreement dated June 16, 1999, between ATC Healthcare Services, Inc., ATC Staffing Services, Inc. and Mellon Bank, N.A. (C)

10.8 First Amendment to ATC Revolving Credit Loan and Security Agreement dated September 24, 1999 between ATC Healthcare Services, Inc., ATC Staffing Services, Inc., Staff Builders, Inc., a Delaware corporation, and Mellon Bank, N.A.

10.9 Amendment, dated as of October 20, 1999, to the Employment Agreement between the Company and Stephen Savitsky.

10.10 Amendment, dated as of October 20, 1999, to the Employment Agreement between the Company and David Savitsky.

10.11 Amendment, dated as of October 20, 1999, to the Employment Agreement between the Company and Dale R. Clift.

10.12 Termination and Release, dated as of October 20, 1999, of the Employment Agreement between the Company and Willard T. Derr.

10.13 Termination and Release, dated as of October 20, 1999, of the Employment Agreement between the Company and Renee J. Silver.

10.14 Consulting Agreement, dated as of October 20, 1999, between the Company and Renee J. Silver.

10.15 Consulting Agreement, dated as of October 20, 1999, between the Company and Willard T. Derr.

10.16 Second Amendment to ATC Revolving Credit Loan and Security Agreement, dated October 20, 1999 between ATC Healthcare Services, Inc., ATC Staffing Services, Inc., Staff Builders, Inc., and Mellon Bank, N.A.

27       Financial Data Schedule.

NOTES TO EXHIBITS

(A) Incorporated by reference to the Company's Form 8-K (File No. 0-11380) filed with the Commission on October 4, 1999.

(B) Incorporated by reference to Tender Loving Care Health Care Services, Inc.'s Form 10-Q (File No. 0-25777) filed with the Commission on October 20, 1999.

(C) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended May 31, 1999 (File No. 0-11380), filed with the Commission on July 20, 1999.


(B)    Reports on Form 8-K

The following Form 8-k reports were filed by the Company:

I.     Form 8-K filed on October 4, 1999.