Form 10-Q
period 1999-11-30
STAFF BUILDERS INC /DE/
filed 2000-01-19
CIK 720480

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED NOVEMBER 30, 1999, OR
               -----------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

         Commission file number 0-11380
                                -------

                              STAFF BUILDERS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                 11-2650500
   -------------------------------          ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

1983 MARCUS AVENUE, LAKE SUCCESS, NEW YORK                11042
------------------------------------------              ----------
 (Address of principal executive offices)               (Zip Code)


                                 (516) 750-1600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



               ---------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Class A Common Stock and Class B Common Stock outstanding on January 13, 2000 was 23,327,652 and 304,145 shares, respectively.

                       STAFF BUILDERS, INC. AND SUBSIDIARY

                                      INDEX

                                                                                        PAGE NO.
                                                                                        --------
PART I           FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

                 Condensed Consolidated Balance Sheets -                                    2
                 November 30, 1999 and February 28, 1999

                 Condensed Statements of Consolidated Operations - Three and nine           3
                 months ended November 30, 1999 and 1998

                 Condensed Statements of Consolidated Cash Flows - Nine months ended        4
                 November 30, 1999 and 1998

                 Notes to Condensed Consolidated Financial Statements                      5-6

                 Pro Forma Condensed Consolidated Statement of Operations - Three          7-9
                 and Nine Months Ended November 30, 1999 and Notes

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND          10-12
                 RESULTS OF OPERATIONS

                 Factors Affecting the Company's Future Performance                        12

PART II          OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS                                                         13

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES                                          13-14

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K                                         15-17

STAFF BUILDERS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      NOVEMBER 30, 1999    FEBRUARY 28, 1999
                                                                         (UNAUDITED)          (UNAUDITED)
                                                                      -----------------    -----------------
ASSETS:
Current Assets
   Cash and cash equivalents                                                   $ 436              $ 685
   Accounts receivable, net of allowance for doubtful
      accounts of $1,850 and $1,915, respectively                             25,108             31,778
   Prepaid expenses and other current assets                                     869                796
                                                                             -------            -------
      Total current assets                                                    26,413             33,259

Fixed Assets, net of accumulated depreciation
   of $1,200 and $934, respectively                                            3,195              1,600
Intangible Assets, net of accumulated amortization
   of $1,232 and $2,181, respectively                                         11,571             24,340
Other Assets                                                                     201                365
                                                                             -------            -------
TOTAL                                                                        $41,380            $59,564
                                                                             =======            =======

LIABILITIES:
Current Liabilities:

   Accounts payable and accrued expenses                                      $8,700            $ 6,953
   Accrued payroll and related expenses                                        4,650              3,525
   Short-term debt                                                            13,921             24,305
   Income taxes payable                                                           40              1,286
   Other current liabilities                                                      --                 65
                                                                             -------            -------
      Total current liabilities                                               27,311             36,134
                                                                             -------            -------

Long-term Debt                                                                    57                 57
                                                                             -------            -------
Other Liabilities                                                                 --                 56
                                                                             -------            -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class A Common Stock - $.01 par value;
   50,000,000 shares authorized; 23,324,351 and
   23,307,129 shares outstanding at November 30, 1999
   and February 28, 1999, respectively                                           233                233
Class B Common Stock - $.01 par value;
   1,554,936 shares authorized; 307,443 and 312,251
   shares outstanding at November 30, 1999 and February
   28, 1999, respectively                                                          3                  3
Additional paid-in capital                                                    13,559             22,312
Retained earnings                                                                217                769
                                                                             -------            -------
      Total stockholders' equity                                              14,012             23,317
                                                                             -------            -------
TOTAL                                                                        $41,380            $59,564
                                                                             =======            =======

            See notes to condensed consolidated financial statements.

STAFF BUILDERS, INC. AND SUBSIDIARY
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                             NOVEMBER 30,                 NOVEMBER 30,
                                                         ---------------------        --------------------
                                                          1999          1998           1999         1998
                                                         -------       -------        -------      -------
                                                                     (Restated-                 (Restated-see
                                                                     see Note 1)                   Note 1)
REVENUES:
   Service revenues:
   Medical staffing                                      $27,870       $24,161        $86,403      $68,230
   Information technology staffing                         1,330         8,474         18,399       24,023
                                                         -------       -------        -------      -------
   Total service revenues                                 29,200        32,635        104,802       92,253
   Sale of licensees and fee, net                             --            43             13          176
                                                         -------       -------        -------      -------
Total revenues                                            29,200        32,678        104,815       92,429
                                                         -------       -------        -------      -------

COSTS AND EXPENSES:

   Operating costs                                        23,078        25,573         81,461       71,518
   General and administrative expenses                     7,478         5,206         20,203       15,361
   Amortization of intangible assets                         388           171            439          511
   Interest expense                                          455           407          1,754        1,079
   Interest (income)                                          (7)          (15)           (13)         (43)
   Other (income) expense, net                               (37)           95            162          205
   Relocation expenses                                       250            --            250           --
   Spin-off related expenses                               1,071            --          1,071           --
                                                         -------       -------        -------      -------
Total costs and expenses                                  32,676        31,437        105,327       88,631
                                                         -------       -------        -------      -------

(LOSS) INCOME BEFORE BENEFIT (PROVISION) FOR              (3,476)        1,241           (512)       3,798
INCOME TAXES

BENEFIT (PROVISION) FOR INCOME TAXES                       1,071          (529)           (40)      (1,638)
                                                         -------       -------        -------      -------

NET (LOSS) INCOME                                        $(2,405)      $   712        $  (552)     $ 2,160
                                                         =======       =======        =======      =======

WEIGHTED AVERAGE NUMBER OF COMMON
    AND COMMON EQUIVALENT SHARES:

      Basic                                               23,632        23,458         23,632       23,420
                                                         =======       =======        =======      =======

      Diluted                                             23,632        23,458         23,632       23,420
                                                         =======       =======        =======      =======

INCOME (LOSS) PER COMMON AND

   COMMON EQUIVALENT SHARE:

      Basic                                              $  (.10)      $   .03        $  (.02)     $   .09
                                                         =======       =======        =======      =======

      Diluted                                            $  (.10)      $   .03        $  (.02)     $   .09
                                                         =======       =======        =======      =======

            See notes to condensed consolidated financial statements.

STAFF BUILDERS, INC. AND SUBSIDIARY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED NOVEMBER 30, 1999 AND 1998
(IN THOUSANDS)

                                                                                 NINE MONTHS ENDED
                                                                                   NOVEMBER 30,
                                                                           ----------------------------
                                                                             1999                1998
                                                                           --------            --------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net (loss) income                                                          $   (552)           $  2,160
Adjustments to reconcile net (loss) income to net
   cash from (used in) operating activities:
      Depreciation of fixed assets                                              227                 154
      Amortization of intangibles                                               439                 511
      Allowance for doubtful accounts                                           524                 186
      Deferred income taxes                                                      --                (779)

Change in operating assets and liabilities:
      Accounts receivable                                                       646             (11,081)
      Other assets                                                              235                (761)
      Accounts payable and accrued expenses                                     209               2,409
      Accrued payroll and related expenses                                      414               2,020
                                                                           --------            --------
Net cash from (used in) operating activities                                  2,142              (5,181)
                                                                           --------            --------

CASH FLOWS FROM (USED) INVESTING ACTIVITIES:
     Purchases of fixed assets                                               (1,909)               (385)
     Sale of net assets of Chelsea:
          Goodwill-net                                                       12,369                  --
          Accounts receivable and other assets-net                            4,185                  --
     Acquisition of business                                                     --                (225)
                                                                           --------            --------
Net cash from (used in) in investing activities                              14,645                (610)
                                                                           --------            --------

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
     Reduction in bank debt                                                 (12,380)             (2,876)
     Decrease in notes payable                                                  (56)               (138)
     (Decrease) increase in intercompany loan                                (4,600)              7,877
                                                                           --------            --------
Net cash (used in) from financing activities                                (17,036)              4,863
                                                                           --------            --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (249)               (928)

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                                    685               1,718
                                                                           --------            --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $    436            $    790
                                                                           ========            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest                                   $  1,754            $  1,079
                                                                           ========            ========

Cash paid during the period for income taxes                               $     40            $    200
                                                                           ========            ========

Increase in goodwill resulting from assumption of liabilities
   in connection with acquisition of business                              $     --            $    669
                                                                           ========            ========

Decrease in additional paid in capital from assumption of
   liabilities as a result of the spin-off                                 $  4,153            $     --
                                                                           ========            ========

            See notes to condensed consolidated financial statements.

STAFF BUILDERS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SPIN-OFF TRANSACTION AND FINANCIAL STATEMENTS - Staff Builders, Inc. ("Staff Builders" or "the Company") separated its home health care business from its existing medical staffing business during October 1999. To accomplish this separation of its businesses, Staff Builders' Board of Directors established a new, wholly-owned subsidiary, Tender Loving Care Health Care Services, Inc. ("TLC"), which acquired 100% of the outstanding capital stock of the Staff Builders subsidiaries engaged in the home health care business. The spin-off was effected through a pro rata distribution to Staff Builders' stockholders of all the shares of common stock of TLC owned by Staff Builders ("the Distribution"). The Distribution was made by issuing one share of TLC common stock for every two shares of Staff Builders Class A and Class B common stock outstanding on October 12, 1999 ("the Record Date"). Based upon the 23,619,388 shares of Staff Builders common stock which was outstanding on the Record Date, 11,809,694 shares of TLC common stock was distributed to holders of Staff Builders Class A and Class B common stock on or about October 20, 1999. The medical staffing business remained with Staff Builders.

         On October 13, 1999, Staff Builders received notice from the Securities and Exchange Commission that its Registration Statement on Form 10 was cleared from further comments. Further on October 20, 1999, Staff Builders received consent from its current lending institution to complete the spin-off transaction. Since after the Distribution, TLC owned a majority of the operations, employees and assets of the historical business of Staff Builders, the Distribution was treated as a "reverse spin-off" for financial reporting purposes under generally accepted accounting principles. Accordingly, the historical condensed consolidated financial statements contained in this quarterly report have been restated to reflect a change in the reporting entity and the financial position and results of operations include only the medical staffing business owned by the Company's wholly-owned subsidiary, ATC Healthcare Services, Inc. ("ATC") and the information technology staffing business owned by the Company's majority owned subsidiary, Chelsea Computer Consultants, Inc. ("Chelsea") through September 17, 1999 (the date Chelsea was sold).

         On September 17, 1999, the Company sold its entire interest in Chelsea for total consideration of $18.2 million, including a post-closing net asset book value adjustment. The cash received of $17.5 million was used to pay off approximately $8.4 million of borrowings under the Company's acquisition line of credit, approximately $4 million of borrowings under the Company's revolving line of credit and $500 thousand paid to a former principal of Chelsea. The remaining $4.6 million of cash was used to pay down TLC's revolving line of credit. The balance of the sales price of approximately $700 thousand is included in the balance sheet at November 30, 1999 under the caption prepaid expenses and other current assets. There was no material gain or loss from this transaction.

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of Staff Builders and its subsidiary (ATC) as of November 30, 1999 and February 28, 1999, the results of operations for the three and nine months ended November 30, 1999 and 1998 and the cash flows for the nine months ended November 30, 1999 and 1998. Certain prior period amounts have been reclassified to conform with the November 1999 presentation.

         The results for the three and nine months ended November 30, 1999 and 1998 are not necessarily indicative of the results for an entire year. It is suggested that these condensed consolidated financial statements be read in conjunction with the Staff Builders' audited financial statements as of February 28, 1999 and for the year then ended.

2. EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE - Basic and diluted earnings per share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share."

         The shares used in computing basic earnings per share were 23,631,797 and 23,419,887 shares for the nine months ended November 30, 1999 and 1998, respectively. The shares used in computing diluted earnings per share were 23,631,797 and 23,419,887 shares for the nine months ended November 30, 1999 and 1998, respectively. The shares used in computing basic earnings per share were 23,631,797 and 23,458,041 for the three months ended November 30, 1999 and 1998, respectively. The shares used in computing diluted earnings per share were 23,631,797 and 23,458,041 shares for the three months ended November 30, 1999 and 1998, respectively. Options and warrants have been excluded in the calculation of earnings per share for the above periods since their effect would be antidilutive.

3. SHORT TERM DEBT - On September 24, 1999, the Company entered into an amended and restated loan and security agreement with a bank ("Loan Agreement") which expires on February 29, 2000. The Loan Agreement permits the Company to borrow up to 75% of eligible accounts receivable, up to the maximum amount of $15 million. The borrowings under the credit facility bear interest at 2.0% over the prevailing prime lending rate (such rate being 8.5% as of November 30, 1999). In addition, the Company is required to pay a monthly collateral management fee of $3 thousand and .375% per annum of the daily unused portion of the credit facility. The Company paid bank fees of $170 thousand in connection with the execution of the Loan Agreement and facility fees of $131 thousand on November 30, 1999. The Company is required to pay an additional $206 thousand of facility fees by January 31, 2000.

4. PROVISION FOR INCOME TAXES - The benefit (provision) for income taxes for all periods presented has been computed using the effective rate for income taxes as if the Company filed tax returns on a stand alone basis. The actual historical tax returns of the Company which were filed for the fiscal year ended February 28, 1999 included losses generated by TLC and only minimal state tax liabilities were incurred. Additionally, the tax return of the Company which will be filed for the fiscal year ending February 29, 2000 will also include TLC's losses up to October 20, 1999 (the date of the Distribution) and these losses will be sufficient to eliminate any federal taxable income generated by the Company.

5. CONTINGENCIES - Although the Company cannot estimate the ultimate cost of its open legal matters with precision, it maintains a loss contingency accrual for the aggregate estimated amount to settle such matters. At November 30, 1999, the Company has identified contingent liabilities of approximately $11.9 million on certain obligations of TLC for which TLC has indemnified the Company in connection with the Distribution. In management's opinion, if TLC is unable to satisfy these obligations as they come due, it will result in a material adverse effect on the Company's consolidated financial position, liquidity and results of operations.

STAFF BUILDERS, INC. AND SUBSIDIARY
PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE AND NINE MONTHS ENDED NOVEMBER 30, 1999

On September 17, 1999, the Company sold its entire interest in Chelsea for total consideration of $18.2 million, including a post-closing net asset book value adjustment. The cash received of $17.5 million was used to pay off approximately $8.4 million of borrowings under the Company's acquisition line of credit, approximately $4 million of borrowings under the Company's revolving line of credit and $500 thousand paid to a former principal of Chelsea. The remaining $4.6 million of cash was used to pay down TLC's revolving line of credit.

The following unaudited pro forma condensed consolidated statements of operations of the Company for the three and nine months ended November 30, 1999 are based on the historical condensed consolidated financial statements of Staff Builders included elsewhere in this quarterly report as adjusted to give effect to the sale of Chelsea as if it occurred on the first day of each respective period.

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

STAFF BUILDERS, INC. AND SUBSIDIARY
PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE NINE MONTHS ENDED NOVEMBER 30, 1999
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   HISTORICAL
                                                                      NINE
                                                                     MONTHS          PRO FORMA
                                                                  NOVEMBER 30,      ADJUSTMENTS
                                                                      1999              (A)           PRO FORMA
                                                                  ------------      -----------      ------------
REVENUES:
     Medical staffing                                               $ 86,403         $     --          $86,403
     Information technology staffing                                  18,399          (18,399)(B)
                                                                    --------         --------          -------
                                                                                                            --
     Total service revenues                                          104,802          (18,399)          86,403
     Sale of licensees and fee, net                                       13               --               13
                                                                    --------         --------          -------
Total revenues                                                       104,815          (18,399)          86,416
                                                                    --------         --------          -------

COSTS AND EXPENSES:
     Operating costs                                                  81,461          (14,286)(B)       67,175
     General and administrative expenses                              20,203           (1,747)(B)       18,456
     Amortization of intangible assets                                   439             (220)(B)          219
     Interest expense                                                  1,754             (126)(B)        1,628
     Interest (income)                                                   (13)               2 (B)          (11)
     Other expense, net                                                1,483              (16)(B)        1,467
                                                                    --------         --------          -------
Total costs and expenses                                             105,327          (16,393)          88,934
                                                                    --------         --------          -------

LOSS BEFORE PROVISION FOR INCOME TAXES                                  (512)          (2,006)          (2,518)

(PROVISION) BENEFIT FOR INCOME TAXES                                     (40)             802 (C)          762
                                                                    --------         --------          -------

NET LOSS                                                            $   (552)        $ (1,204)         $(1,756)
                                                                    ========         ========          =======

LOSS PER COMMON SHARE:

     Basic                                                          $  (0.02)                          $ (0.07)
                                                                    ========                           =======

     Diluted                                                        $  (0.02)                          $ (0.07)
                                                                    ========                           =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

     Basic                                                            23,632                            23,632
                                                                    ========                           =======

     Diluted                                                          23,632                            23,632
                                                                    ========                           =======

NOTES TO PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (A) The following pro forma adjustments reflect the sale of Chelsea.
         (B) Pro forma adjustments to remove assets, liabilities, revenues and expenses of Chelsea and to record the entire sales transaction including related selling expenses.
         (C) Pro forma adjustments to give effect to the computation of income taxes as if separate income tax returns were filed.

STAFF BUILDERS, INC. AND SUBSIDIARY
PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  HISTORICAL
                                                                 THREE MONTHS   PRO FORMA
                                                                 NOVEMBER 30,  ADJUSTMENTS
                                                                     1999          (A)            PRO FORMA
                                                                  ----------   -----------        ---------
REVENUES:
     Medical staffing                                              $ 27,870      $    --          $ 27,870
     Information technology staffing                                  1,330       (1,330)(B)            --
                                                                   --------      -------          --------
     Total service revenues                                          29,200       (1,330)           27,870
     Sale of licensees and fee, net                                      --           --                --
                                                                   --------      -------          --------
Total revenues                                                       29,200       (1,330)           27,870
                                                                   --------      -------          --------

COSTS AND EXPENSES:
     Operating costs                                                 23,078       (1,008)(B)        22,070
     General and administrative expenses                              7,478         (185)(B)         7,293
     Amortization of intangible assets                                  388                            388
     Interest expense                                                   455          (20)(B)           445
     Interest (income)                                                   (7)                            (7)
     Other (income) expense, net                                      1,284                          1,284
                                                                   --------      -------          --------

Total costs and expenses                                             32,676       (1,203)           31,475
                                                                   --------      -------          --------

LOSS BEFORE PROVISION INCOME TAXES                                   (3,476)        (127)           (3,603)

BENEFIT FOR INCOME TAXES                                              1,071           45 (C)         1,116
                                                                   --------      -------          --------

NET LOSS                                                           $ (2,405)     $   (82)         $ (2,487)
                                                                   ========      =======          ========

LOSS PER COMMON SHARE:

     Basic                                                         $  (0.10)                      $  (0.11)
                                                                   ========                       ========

     Diluted                                                       $  (0.10)                      $  (0.11)
                                                                   ========                       ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

     Basic                                                           23,632                         23,632
                                                                   ========                       ========

     Diluted                                                         23,632                         23,632
                                                                   ========                       ========

Notes to Pro Forma Condensed Consolidated Financial Statements

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of Staff Builders results of operations and financial condition. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements appearing in
Item 1. All amounts referred to in this section are stated in thousands unless otherwise indicated.

RESULTS OF OPERATIONS

Total revenues decreased by $3,478 or 11% for the three months ended November 30, 1999 to $29,200 from $32,678 for the three months ended November 30, 1998. The decrease in total revenues for the three months ended November 30, 1999 was a result of the sale of Chelsea on September 17, 1999 and accordingly, only 17 days of Chelsea revenue which amounted to $1,330 was included in such quarter, compared to $8,474 of Chelsea revenue in the comparable prior quarter, a decrease of 84%. Excluding the effects of the Chelsea sale, medical staffing revenue increased 15% for the three months ended November 30, 1999 to $27,870 from $24,161 for the three months ended November 30, 1998. Also, during the three months ended November 30, 1999, management recorded a $1 million charge to revenue for potential sales allowances. For the nine months ended November 30, 1999 ("the 1999 period"), total revenues increased by $12,386 or 13% to $104,815 from $92,429 for the nine months ended November 30, 1998 ("the 1998 period"). The increase in total revenues for the 1999 period was primarily due to an increase in medical staffing revenues of $18,173, or 27%, to $86,403 in the 1999 period from $68,230 in the 1998 period. This was partially offset by a decrease in Chelsea revenue of 23% from $24,023 for the nine months ended November 30, 1998 to $18,399 for the nine months ended November 30, 1999. This decrease resulted from the sale of Chelsea.

Operating costs (the direct costs of providing services) were 79% and 78% of total revenues for the three months ended November 30, 1999 and 1998, and 78% and 77% for the nine months ended November 30, 1999 and 1998, respectively. Medical staffing direct operating costs as a percentage of related revenues were 78% for both the 1999 and 1998 periods.

General and administrative expenses increased by $2,272, or 44%, to $7,478 for the three months ended November 30, 1999 from $5,206 for the three months ended November 30, 1998. For the nine months ended November 30, 1999, general and administrative expenses increased by $4,842, or 32%, to $20,203 from $15,361 for the nine months ended November 30, 1998. The increase in general and administrative expenses for the three and nine months ended November 30, 1999 as compared to the same periods in the prior year is primarily a result of the expansion of the Company. Also, during the three months ended November 30, 1999, management recorded $1 million in additional bad debt expense.

Interest expense was approximately $455 and $407 for the three months ended November 30, 1999 and 1998, and $1,754 and $1,079 for the nine months ended November 30, 1999 and 1998, respectively. The increase in interest expense for the three and nine months ended November 30, 1999 as compared to the same periods in the prior year is due to increased borrowings under the secured revolving lines of credit, together with higher interest rates on such borrowings.

Spin-off related expenses were $1,071 for the three months ended November 30, 1999 and consist principally of legal, professional and bank fees related to the spin-off of TLC from the Company. Relocation expenses of $250 were also recorded in the three months ended November 30, 1999 and represent costs incurred and estimated to move the Company's headquarters from Atlanta, Georgia to Lake Success, New York.

The benefit for income taxes of $1,071 for the three months ended November 30, 1999, results from applying the effective rate for income taxes to the net loss for the nine months ended November 30, 1999.

The provision for income taxes for the remaining periods have been computed using the effective rate for income taxes as if the Company filed tax returns on a stand alone basis. The actual historical tax returns of the Company which were filed for the fiscal year ended February 28, 1999 included losses generated by TLC and only minimal state tax liabilities were incurred. Additionally, the tax return of the Company which will be filed for the fiscal year ending February 29, 2000 will also include TLC's losses through October 20, 1999 (the spin-off date) and these losses will be sufficient to eliminate any federal taxable income generated by the Company.

The loss before income taxes for the three months ended November 30, 1999 was $3,476 and resulted principally from the additional $1 million charge for sales allowances, $1,071 in spin-off related expenses, $1 million additional bad debt expense and $250 for relocation expenses. Excluding these charges, the loss before income taxes for the three months ended November 30, 1999 would have been $155.

LIQUIDITY AND CAPITAL RESOURCES

On September 24, 1999, the Company entered into an amended and restated loan and security agreement with a bank ("Loan Agreement") which expires on February 29, 2000. The Loan Agreement permits the Company to borrow up to 75% of eligible accounts receivable, up to the maximum amount of $15 million. The borrowings under the credit facility bear interest at 2.0% over the prevailing prime lending rate (such rate being 8.5% as of January 17, 2000). In addition, the Company is required to pay a monthly collateral management fee of $3 and .375% per annum of the daily unused portion of the credit facility. The Company paid bank fees of $170 in connection with the execution of the Loan Agreement and facility fees of $131 on November 30, 1999. The Company is required to pay an additional $206 of facility fees by January 31, 2000.

On September 17, 1999, the Company sold its entire interest in Chelsea for total consideration of $18,200, including a post-closing net asset book value adjustment. The cash received of $17,500 was used to pay off approximately $8,400 of borrowings under the Company's acquisition line of credit, approximately $4,000 of borrowings under the Company's revolving line of credit and $500 paid to a former principal of Chelsea. The remaining $4,600 of cash was used to pay down TLC's revolving line of credit. The balance of the sales price of approximately $700 is included in the balance sheet at November 30, 1999 under the caption prepaid expenses and other current assets. There was no material gain or loss from this transaction.

The Company is currently negotiating with its existing lender to increase the maximum amount of its credit facility and/or increase the borrowing base percentage of eligible receivables as well as extend the terms of the agreement. The Company is also exploring additional financing alternatives with several other lenders. However, there can be no assurance that the Company's lender will increase amounts available for borrowing under its existing credit facility and/or extend the term. Also, there can be no assurance that alternate financing sources can be obtained on terms satisfactory to the Company. Although the Company currently has a working capital deficiency of approximately $898 at November 30, 1999, such deficiency is a result of the classification of its bank indebtedness as current. Currently, the Company has been able to meet its obligations as they become due and believes it will continue to do so in the near future.

However, if the Company is required to pay any material amounts as a result of its being contingently liable for leases and other agreements in connection with the spin-off of TLC, this will have a material adverse effect on the Company. The Company has been indemnified in connection with these contingent liabilities as part of the spin-off of TLC.

YEAR 2000

The Company has made upgrades to its computer systems and equipment supporting its financial and human resources functions. The installation of these upgrades was completed during December 1999. The Company experienced no significant operational problems with respect to complying with Y2K requirements.

FORWARD-LOOKING STATEMENTS

Certain statements in this report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by the inclusion of phrases such as "the Company anticipates", "the Company believes" and other phrases of similar meaning. These forward-looking statements are based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The potential risks and uncertainties which could cause actual results to differ materially from the Company's expectations include the pricing pressures from third-party payors, difficulties in attracting and retaining quality licensees and employees and inability to obtain financing on satisfactory terms.

BUSINESS CONDITIONS - The Company must continue to establish and maintain close working relationships with physicians and physician groups, managed care organizations, hospitals, clinics, nursing homes, social service agencies and other health care providers. There can be no assurance that the Company will continue to establish or maintain such relationships. The Company expects additional competition will develop in future periods given the increasing market demand for the type of services offered.

ATTRACTION AND RETENTION OF LICENSEES AND EMPLOYEES - Maintaining quality licensees will play a significant part in the future success of the Company. The Company's professional nurses and other health care personnel are also key to the continued performance of the Company. The possible inability to attract and retain qualified licensees, and sufficient numbers of credentialed health care professionals and para-professionals could adversely affect the Company's operations and quality of service.

SATISFACTORY FINANCING - Staff Builders' working capital deficiency as of November 30, 1999 was $898. The Company's credit facility expires February 29, 2000. Although the Company is in the process of seeking new financing, there can be no assurance that a new credit facility will be available by February 29, 2000.

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

On October 9, 1999, Chase Equipment Leasing Co. commenced an action against the Company and subsidiaries of the Company and subsidiaries of TLC in Supreme Court, New York County, Commercial Division due to the failure to make scheduled payments on certain equipment leases ("Leases"). Plaintiff has accelerated all amounts due under the Leases and is seeking to recover the accelerated amounts totaling $1,203,741, attorneys fees and costs. In connection with the spin-off, TLC is required to indemnify the Company for liabilities arising under this action which relate to equipment which is leased to TLC or any of its subsidiaries. The Company and TLC are attempting to negotiate a settlement of this matter.

On October 12, 1999, Key Corp. Leasing, LTD. commenced an action against the Company in Supreme Court, Suffolk County, due to the failure to make scheduled payments on certain equipment leases. Some of these leases were with and for the benefit of certain TLC subsidiaries. Plaintiff has accelerated all amounts due under the leases and is seeking to recover the accelerated amounts totaling $3,263,835, attorney's fees and costs and to obtain possession of the collateral. In connection with the spin-off, TLC is required to indemnify the Company for liabilities arising under this action which relate to equipment which is leased to TLC or any of its subsidiaries. The parties are attempting to negotiate a settlement of the action and to allocate the liability under the leases between the Company and TLC.

On December 21, 1998, H.L.N. Corporation, Frontlines Homecare, Inc., E.H.L., Inc., Phoenix Homelife Nursing (licensees (franchisees) of TLC for the territory comprising certain counties in and around Los Angeles, California and their holding company), instituted an action against certain of TLC's subsidiaries, the Company, and certain executive officers of TLC in the Superior Court for the State of California, County of Los Angeles. The action was removed to United States District Court for the Central District of California on December 22, 1998. Plaintiffs filed a First Amended Complaint in the Central District on January 8, 1999 to challenge the termination of the four franchise agreements between TLC and certain of the named plaintiffs, seeking damages for violations of California franchise law, breach of contract, fraud and deceit, unfair trade practices, claims under the RICO, negligence, intentional interference with contractual rights, declaratory and injunctive relief and a request for an accounting. Plaintiffs seek an unspecified amount of damages. Discovery is currently in process. In connection with the spin-off, TLC is required to indemnify the Company for liabilities arising under this action.

On December 9, 1999 Prudential Securities Incorporated commenced an action against the Company and its former subsidiary, Chelsea Computer Consultants, in Supreme Court, New York County, to recover a fee due upon the sale of Chelsea. Plaintiff seeks a $500,000 fee plus expenses of $17,000. At November 30, 1999, such amount is included in accrued expenses in the accompanying condensed consolidated balance sheet. The Company is attempting to negotiate a settlement of this matter.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

The Company, a subsidiary, and subsidiaries of TLC have entered into a total of thirty two (32) equipment leases with Key Corp. Leasing, Ltd. The Company has failed to make required lease payments after March 1999. The lessor has elected to accelerate the balance of the payments under the leases totaling approximately $3.2 million. In connection with the spin-off, to the extent that the TLC subsidiaries are the lessees of the equipment, TLC is required to indemnify the Company for such liabilities.

The Company, a subsidiary, and subsidiaries of TLC have entered into a total of six (6) equipment leases with Chase Equipment Leasing, Inc. The Company has failed to make required lease payments after March 1999. The Lessor has elected to accelerate the balance of the payments under the Leases totaling approximately $1.2 million. In connection with the spin-off, to the extent that the TLC subsidiaries are the lessees of the equipment, TLC is required to indemnify the Company for such liabilities.

ITEM 6.  Exhibits and Reports on Form 8-K

(A)      Exhibits

2 Purchase Agreement dated as of September 17, 1999 among MSX International Engineering Services, Inc., Staff Builders, Inc., Raymond Sheerin, Michael Altman and Chelsea Computer Consultants, Inc. (A)

3.1      Restated Certificate of Incorporation of the Company, filed July 11,
         1988. (B)

3.2 Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed August 22, 1991. (C)

3.3 Certificate of Amendment to the Restated Certificate Incorporation of the Company, filed September 3, 1992. (B)

3.4 Certificate of Retirement of Stock of the Company, filed February 28, 1994. (D)

3.5      Certificate of Retirement of Stock of the Company, filed June 3,
         1994. (B)

3.6 Certificate of Designation, Rights and Preferences of the Class A Preferred Stock of the Company, filed June 6, 1994. (B)

3.7 Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed August 23, 1994. (B)

3.8 Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed October 26, 1995. (E)

3.9 Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed December 19, 1995. (F)

3.10     Plan of Recapitalization dated as of May 12, 1995. (F)

3.11     Amended and Restated By-laws of the Company. (B)

10.1 Distribution Agreement, dated as of October 20, 1999, between the Company and Tender Loving Care Health Care Services, Inc. (G)

10.2 Tax Allocation Agreement, dated as of October 20, 1999, between the Company and Tender Loving Care Health Care Services, Inc. (G)

10.3 Transitional Services Agreement, dated as of October 20, 1999, between the Company and Tender Loving Care Health Care Services, Inc. (G)

10.4 Trademark License Agreement, dated as of October 20, 1999, between the Company and Tender Loving Care Health Care Services, Inc. (G)

10.5 Sublease, dated as of October 20, 1999, between ATC Heathcare Services, Inc. and Tender Loving Care Health Care Services, Inc. (G)

10.6 Employee Benefits Agreement, dated as of October 20, 1999 between the Company and Tender Loving Care Health Care Services, Inc. (G)

10.7 ATC Revolving Credit Loan and Security Agreement dated June 16, 1999, between ATC Healthcare Services, Inc., ATC Staffing Services, Inc. and Mellon Bank, N.A. (H)

10.8 First Amendment to ATC Revolving Credit Loan and Security Agreement dated September 24, 1999 between ATC Healthcare Services, Inc., ATC Staffing Services, Inc., Staff Builders, Inc., a Delaware corporation, and Mellon Bank, N.A. (I)

10.9 Amendment, dated as of October 20, 1999, to the Employment Agreement between the Company and Stephen Savitsky. (I)

10.10 Amendment, dated as of October 20, 1999, to the Employment Agreement between the Company and David Savitsky. (I)

10.11 Amendment, dated as of October 20, 1999, to the Employment Agreement between the Company and Dale R. Clift. (I)

10.12 Termination and Release, dated as of October 20, 1999, of the Employment Agreement between the Company and Willard T. Derr. (I)

10.13 Termination and Release, dated as of October 20, 1999, of the Employment Agreement between the Company and Renee J. Silver. (I)

10.14 Consulting Agreement, dated as of October 20, 1999, between the Company and Renee J. Silver. (I)

10.15 Consulting Agreement, dated as of October 20, 1999, between the Company and Willard T. Derr. (I)

10.16 Second Amendment to ATC Revolving Credit Loan and Security Agreement, dated October 20, 1999 between ATC Healthcare Services, Inc., ATC Staffing Services, Inc., Staff Builders, Inc. and Mellon Bank, N.A. (I)

NOTES TO EXHIBITS
-----------------

(A) Incorporated by reference to the Company's Form 8-K (File No. 0-11380) filed with the Commission on October 4, 1999.

(B) Incorporated by reference to the Company's exhibit booklet to its Form 10-K for the fiscal year ended February 28, 1995 (File No. 0- 11380), filed with the Commission on May 5, 1995.

(C) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-43728), dated January 29, 1992.

(D) Incorporated by reference to the Company's exhibit booklet to its Form 10-K for the fiscal year ended February 28, 1999 (File No. 0-11380), filed with the Commission on June 11, 1999.

(E) Incorporated by reference to the Company's Form 8-K filed with the Commission on October 31, 1995.

(F) Incorporated by reference to the Company's exhibit booklet to its Form 10-K for the fiscal year ended February 28, 1996 (File No. 0-11380), filed with the Commission on May 13, 1996.

(G) Incorporated by reference to Tender Loving Care Health Care Services, Inc.'s Form 10-Q (File No. 0-25777) filed with the Commission on October 20, 1999.

(H) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended May 31, 1999 (File No. 0-11380), filed with the Commission on July 20, 1999.

(I) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended August 31, 1999 (File No. 0-11380) filed with the Commission on October 20, 1999.


(A) Reports on Form 8-K

The following Form 8-K reports were filed by the Company:

I.   Form 8-K filed on October 4, 1999 (sale of Chelsea).
II.  Form 8-K filed on October 20, 1999 (spin-off of TLC).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Staff Builders, Inc.


Dated:  January 19, 2000                    By:
                                               ---------------------------------
                                               Stephen Savitsky
                                               Chairman of the Board, President
                                               and Chief Executive Officer


Dated:  January 19, 2000                    By:
                                               ---------------------------------
                                               Joseph Murphy
                                               Vice President, Finance and
                                               Chief Financial Officer