Form 10-K/A
period 1999-02-28
STAFF BUILDERS INC /DE/
filed 2000-05-12
CIK 720480

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1999.
                               ------------------

                                       OR

[ ] TRANSITION REPORT SUBJECT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _____________ TO ___________.

                         Commission File Number: 0-11380

                              STAFF BUILDERS, INC.
             (Exact name of Registrant as specified in its charter)

DELAWARE                                                11-2650500
----------------------------------         ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

1983 MARCUS AVENUE, LAKE SUCCESS, NY                      11042
----------------------------------------   ------------------------------------
(Address of Principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    (516) 358-1000
                                                   ----------------------------

Securities registered pursuant to Section 12 (b) of the Act: NONE
Securities registered pursuant to Section 12 (g) of the Act:

                      CLASS A COMMON STOCK, $.01 PAR VALUE
                      CLASS B COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of the voting stock (Class A and Class B Common Stock, assuming conversions of Class B Common Stock into Class A Common Stock on a share for share basis) held by non-affiliates of the registrant based on the closing price of such stock on May 28, 1999, was $9,578,978.

The number of shares of Class A Common Stock and Class B Common Stock outstanding on May 28, 1999 was 23,311,035 and 308,353 shares, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

PART I.

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

SPIN-OFF TRANSACTION

On March 22, 1999, the Company's Board of Directors approved a plan to separate its home health care business from its supplemental staffing business and to create a separate, publicly-traded company engaged exclusively in providing home health care services. To accomplish this separation of its businesses, the Company's Board of Directors established a new, wholly-owned subsidiary, Tender Loving Care Health Care Services, Inc. ("TLC"), which acquired 100% of the outstanding capital stock of the Staff Builders subsidiaries engaged in the home health care business. The spin-off was effected through a pro rata distribution to Staff Builders' stockholders of all the shares of common stock of TLC owned by Staff Builders. The distribution was made by issuing one share of TLC common stock for every two shares of Staff Builders common stock outstanding on the record date of the spin-off. Based upon the 23,619,388 shares of Staff Builders common stock outstanding on May 28, 1999, 11,809,694 shares of TLC common stock was distributed to holders of Staff Builders common stock. Staff Builders' supplemental staffing business will remain with Staff Builders. The completion of the spin-off was subject to the satisfaction of certain conditions, including obtaining certain regulatory approvals and bank financing for each of Staff Builders and TLC.

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

HOME HEALTH CARE BUSINESS

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

Home health care service revenues were $310.3 million, $451.1 million and $436.6 million in the fiscal year ended February 28, 1999 ("fiscal 1999"), the fiscal year ended February 28, 1998 (fiscal 1998") and the fiscal year ended February 28, 1997 ("fiscal 1997"), respectively. Approximately 69% of the Company's home health care service revenues in fiscal 1999 were generated by licensees as compared to 87% in fiscal 1998. As of February 1999, the portion of revenues generated by licensees approximated 61%.

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

The quality and reputation of the Company's health care personnel and operations is critical to the Company's success. The Company maintains uniform quality assurance programs for its home health care operations, including its consumer hotline and service evaluation system in which patients are asked by the Company to rate the quality of care provided. These programs are administered at the national and local levels. The Company's clinical staff conduct periodic on-site reviews determine compliance with all regulations.

In addition to the on-site reviews conducted by the Company personnel, the Company seeks to maintain and improve the quality of its home health care operations by seeking accreditation from the Joint Commission on Accreditation of Healthcare Organizations ("JACCS"). Currently, the Company has approximately 100 offices, which have been accredited by JACCS, of which 31 were accredited with commendation.

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

Local effort principally involve communicating with hospital discharge planners, nursing management, physicians and other individuals at hospitals, nursing homes and other health care facilities to advise them of the array of services available from the Company.

Due to changes in health care reimbursement, insurance companies and health maintenance organization have become more involved in directing services for those to whom they provide coverage. The Company has sought to adapt to the increased role of these organizations in patient referrals. The Company provides services to members of health maintenance organizations or policyholders of insurance companies at negotiated rates. The Company believes that some of these organizations, as a result of their strict guidelines, centralized administration and geographic diversity, retain the Company because of its ability to consistently offer quality services on a national basis. Moreover, the Company believes that its ability to offer patients a wide variety of home health are services will provide it with a competitive edge in obtaining additional business from these organizations.

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

GOVERNMENT REGULATION

The Company's home health care business is subject to extensive and frequently changing regulation by Federal, state and local authorities. This regulation includes state licensing, obtaining a Certificate of Need ("CON") in certain states and Federal and state eligibility standards for certification as a Medicare and Medicaid provider. The imposition of more stringent regulatory requirements or the denial or revocation of any license or permit necessary for the Company to operate in a particular market could have a material adverse effect on the Company's operations.

The Federal government and all states in which the Company currently operates regulate various aspects of the Company's business. HCFA must certify home health agencies that seek to receive reimbursement for services from Medicare. As conditions of participation in the Medicare program, HCFA requires, among other things, the satisfaction of certain standards with respect to: personnel and their supervision; services and the documentation thereof; and the establishment of a professional advisory group that includes at lease one physician, one registered nurse and other representatives from related disciplines or consumer groups.

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

New York State requires the approval by the Public Health Council of the New York State Department of Health ("NYPHC") of any change in the "controlling person" of an operator of a licensed health care service agency (an "LHCSA"). Control of an entity is presumed to exist if any person owns, controls or holds the power to vote 10% or more of the voting securities of such entity. A person seeking approval as a controlling person of an operator of a LHCSA must file an application for NYPHC approval within 30 days of becoming a controlling person, and pending a decision by the NYPHC, such person may not exercise control over the LHCSA. The Company has 10 offices in New York State which are LHCSAs. Such offices accounted for approximately 11% of the Company's revenues in fiscal 1999. If any person should become the owner or holder, or acquire control, of the right to vote 10% or more of the common stock of the Company, such person could not exercise control of the Company's LHCSAs until such ownership, control or holding has be approved by the NYPHC.

The Company's home health care revenues generated from Medicare, Medicaid and other local government programs were $247 million, $376 million and $361 million in fiscal 1999, 1998 and 1997, respectively.

FRANCHISE PROGRAMS

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

The Company owns all necessary health care related permits and licensees and, where required, CON's for operation of home health care franchise offices. The Company employs all direct service employees. The licensees recruit direct service personnel for the Company, solicit orders and assign Company personnel, including registered nurses, therapists and home health aides, to service the Company's clients. The Company pays and distributes the payroll for the Company's direct service personnel, administers all payroll withholdings and payments, bills the customers and receives and processes the accounts receivable. The licensees are responsible for providing an office and paying related expenses for administration including rent, utilities and costs for administrative personnel. The Company includes all revenues and related direct costs in its consolidated service revenues and operating cost.

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

The Company pays a distribution or commission to its domestic home health care licensees based upon a defined formula of gross profit generated. Generally, the Company pays the licensee 60% of the gross profit attributable to the non-Medicare operations of the franchise. The Company adjusts the payment to the licensees related to Medicare operations for the cost limitations and reimbursement of allowable Medicare costs. For fiscal 1999, 1998 and 1997, total home health care licensee distributions of approximately $38.3 million, $84.1 million and $82.4 million, respectively, were included in the Company's general and administrative expenses.

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

The Company is currently not offering any home health care franchises. However, if in the future the Company should offer and sell franchises, such offers and sales will be subject to Federal and certain state franchise laws. If the Company fails to comply with the franchise laws, rules and regulations of a particular state relating to offers and sales of franchises, the Company will be unable to engage in offering or reselling franchises in or from such state. To offer and sell franchises, the Federal Trade Commission requires the Company to furnish to prospective licensees a current franchise offering disclosure document. The Company has used a Uniform Franchise Offering Circular ("UFOC") to satisfy this disclosure obligation. The Company must update its UFOC annually or upon the occurrence of certain material events. If a material event occurs, the Company must stop offering and selling franchises until the UFOC is updated. In addition, certain states require the Company to register or file its UFOC which such states and to provide prescribed disclosures. The Company is also subject to a number of state laws that regulate certain substantive aspects of the franchiser-franchisee relationship.

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

The Company has standardized procedures for recruiting, interviewing, testing and reference checking prospective personnel. All nurses and therapists must be licensed by the appropriated licensing authorities. Substantially all unlicensed health care personnel must be certified either through a state-approved certification program or must have had previous experience in providing direct patient care in a hospital, nursing home or in the home. After selection, applicants receive instruction in the Company's procedures and policies. Subsequently, they are included on a list of personnel eligible for placement. The company has an in-service training program for its home health personnel which satisfies the requirements for certification required by certain states.

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

SERVICE MARKS

The Company believes that its service marks, Staff Builders(TM), Staffline(TM), the stick figure logo and Tender Loving Care(TM) have significant value and are important to the marketing of its home health care services. These names and marks are registered as service marks with the United States Patent and Trademark Office. The registration of the Staff Builders(TM) service mark will remain in effect through February 14, 2009, with respect to home care and hospital staff relief, and through June 28, 2006 with respect to temporary personnel for business and industry. The registration of the Staffline(TM) service mark will remain in effect through August 1, 2009. The registration of the stick figure logo service mark will remain in effect through August 16, 2008. The registration of the Tender Loving Care(TM) service mark will remain in effect through January 8, 2005. Each of these marks is renewable for additional ten-year periods, provided the Company continues to use them in the ordinary course of business. The Company also owns other federally registered marks for names used in connection with its home health care business.

SUPPLEMENTAL STAFFING BUSINESS

GENERAL

The Company's supplemental staffing services are provided through its wholly-owned subsidiary, ATC Healthcare Services, Inc. ("ATC"), which provided medical staffing services (the "Medical Staffing Division"), and the Company's 81.8% owned subsidiary, Chelsea Computer Consultants, Inc. ("Chelsea"), which provides information technology staffing services (the "IT Staffing Division").

The Company acquired ATC in July 1994. In September 1996, the Company purchased 20.9% of the outstanding common stock of Chelsea and purchased an additional 60.9% in October 1997. ATC and Chelsea (together with their subsidiaries) comprise the Company's supplemental staffing business.

OPERATIONS

Supplemental staffing revenues were $125.1 million, $74.5 million and $42.8 million in fiscal 1999, 1998 and 1997, respectively, Revenue increased because of acquisitions, granting of additional licenses and the consolidation of revenues of the IT Staffing Division.

The Company provides medical supplemental staffing to health care facilities through its network of 58 offices in 27 states, of which 54 are operated by 41 licensees and four are owned and operated by the Company. The Medical Staffing Division offers a skills list of qualified health care associates in over 55 job categories ranging from the highest level of specialty nurse including critical care, neonatal and labor and delivery, to medical administrative staff, including third party billers, administrative assistants, claims processors, collection personnel and medical records clerks. The nurses provided to clients include registered nurses, licensed practical nurses and certified nursing assistants. Allied health staffing includes mental health technicians, a variety of therapists (including speech, occupational and physical), radiology technicians and phlebotomists.

Clients rely on the Company to provide a flexible labor force to meet fluctuation in census and business and help the facility acquire a specifically needed skill. The Company's medical staffing professionals also fill in for absent employees and enhance a client's core staff with temporary workers during peak seasons.

Clients benefit from their relationship with the Company because of its expertise in providing properly skilled medical staffing employees to a facility in an increasingly tight labor market. The Medical Staffing Division has developed a skills checklist to provide even more information concerning a prospective employee's skill level. Clients also benefit from no longer having to concern themselves with the payment of employee wages, benefits, payroll taxes, workers compensation and unemployment insurance.

The Medical Staffing Division also operates a Travel Nurse Program whereby qualified nurses, physical therapists and occupational therapists are recruited on behalf of the clients who require such services on a long-term basis. These individuals are recruited from foreign countries, primarily Great Britain, to perform services on a long-term basis in the United States.

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

Approximately 20% of the supplemental staffing revenues are attributable to an ATC franchise operation located in Long Island, NY operated by a corporation, the majority of the stock of which is owned by two family members of the Company's executive officers.

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

The IT Staffing Division provides flexible staff augmentation services, generally for client-managed projects, to fill short and long-term or specialized technology skill set needs. Because the IT Staffing Division has a pool of full-time employees, it can generally provide qualified candidates to clients within 24 hours of receiving requests for staffing. The Company provides a "vendor-on-premises" at seven sites where a large number of its IT professionals are working, and plans to provide more in the future. The "vendor-on-premises" acts as a liaison between the client and the Company and is trained to recognize areas where improvements could be made in the service to the IT Staffing Division's clients, and to act quickly to effectuate the improvements.

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

It is essential to recruit and retain a qualified staff of medical staffing associates who are available to be placed on assignment as needed. Besides advertising in the local classifieds and conducting local public relations projects, the Company's Medical Staffing Division offers a variety of benefit programs to assist in recruiting high quality medical staffing professionals. This package provides employees access to medical, dental, life and disability insurance, a 401 (k) plan, opportunities for Continuing Education Credits (CEUs"), partnerships with various vendors for discount programs (e.g. uniforms, vacations and cruises, credit cards, appliances and cars), recognition programs and referral bonus programs. In addition, the Company provides its Medical Staffing Division licensees a full-service human resources department to support the Medical Staffing Division offices with policies and procedures as well as the day-to-day issues of the field staff.

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

In addition to their training, IT professionals receive a strong benefits package from the Company (relocation expenses averaging $7,500, including a $3,000 cash advance; medical, dental, and long and short-term disability and life insurance; legal representation; temporary housing; 401-K plan; internet access; laptop computer; assistance procuring credit cards; and loans to relocate families from their countries of origin). Management believes that the hiring of foreign-born IT professionals leads to longer retention periods. The retention period is longer because the Company obtains H-1B visas for its employees, and if the foreign employees wish to work for another employer in the United States they must obtain another visa, a lengthy and cumbersome process. See "Immigration Laws".

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

Each licensee in the Medical Staffing Division is responsible for generating sales in his or her territory. Licensees are taught to do this through a variety of methods in order to diversify their sales conduits. The primary method of seeking new business is to call on health care facilities in the local area. Cold calls and referral are often used to generate leads. Advertising in yellow page phone books is also utilized. Once granted an interview, the licensee is instructed to emphasizes the key highlights of the Company

The Company focuses its IT marketing efforts on businesses with significant IT budgets and recurring software development needs. Sales methods include an internet site containing pictures, voice recordings and resumes of IT professionals (with the possibility for clients to set up interviews); weekly facsimile transmittals of lists of available IT professionals to 100 users; and direct calls to clients based on known client needs. Clients also sometimes accompany the Company's personnel on international recruiting trips in order to select IT professionals. These methods, along with the possibility for clients to have telephone and videoconferenced interviews with IT professionals around the world, allow the Company to "pre-sell" IT professionals to the clients. The company also believes that its pricing structure is lower than average for the IT staffing industry, due in part to its low overhead, and that this pricing structure aids the Company's marketing efforts.

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

The Company generally employs a top-down approach to account penetration and development of its IT Staffing Division. The company endeavors to establish contacts with Chief Contracting Offices, human resource directors and other senior management through professional contacts of the Company's senior management, through referrals by the Company's existing clients, and through client contacts who move to new employers.

IMMIGRATION LAWS

The Company recruits its IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which it operates, particularly the United States. Over 99% of the Company's, IT professionals are citizens of other countries.

Most of the IT professionals who provide services to the Company's clients are present in the United States on an H-1B temporary work visa. The Immigration and Naturalization Service ("INS") is authorized under current law to approve no more than 115,000 new petitions for H-1B status in the Federal government's fiscal year ending September 30, 1999. AS of April 30, 1999, 103,753 petitions have been approved. It is expected that the cap will be reached before the end of June 1999. After the ceiling is reached, no H-1B visa petitions will be approved by the INS until the beginning of the next Federal fiscal year. If the IT Staffing Division were unable to obtain H-1B permits for its employees in sufficient quantities or at a sufficient rate, its business, operating results and financial condition could be materially adversely affected.

Foreign nationals are only permitted to work in the United States on an H-1B visa status for six consecutive years. After working in the United States for the length of time, if the alien has not yet become a lawful permanent United Sates resident, the alien must leave the United States. The total time required for the process of permanent residency can vary significantly and may take more than three years to complete. Since an alien on an H-1B visa may only remain in the United States for six years, in those instances where the Company may have hired an alien after he or she had worked for another company for several years or where he or she did not pursue permanent residency of several years, the consultant could reach the end of the allotted six years in H-1B visa status before the permanent residency application process has been completed. In addition, although the Company recruits IT professionals in the Philippines, Singapore, Australia, New Zealand, and Middle Eastern countries, residency applications by the sponsoring employer are limited to national quotas. Therefore, if a high number of residency applications have been granted for certain nationalities, additional residency applications might not be available for those groups.

Furthermore, Congress and administrative agencies with jurisdiction over immigration matters have periodically expressed concerns over the levels of legal and illegal immigration into the United States. These concerns have often resulted in proposed legislation, rules and regulations aimed at reducing the number of work permits that may be issued. Any changes in such laws making it more difficult to hire foreign nationals or limiting the ability of the Company to retain foreign employees could require the Company to incur additional unexpected labor costs and expenses and decrease the Company's number of IT professionals available to its clients. Any such restrictions or limitations on the Company's hiring practices could have a material adverse effect on the IT Staffing Division's business, operating results and financial condition. To date the Company has not experienced difficulties with the governments for the home countries from which it recruits IT professionals with regards to emigration matters. However, any such difficulties (for example, restrictions on emigration), particularly in the Philippines or Singapore, could have a material adverse effect on the IT Staffing Division's business.

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

The IT services industry is highly competitive and served by numerous international, national, regional and local firms, all of which are either existing or potential competitors of the Company. Primary competitors of the Company's IT Staffing Division include accounting firms, software consulting and implementation firms, applications software firms, service groups or computer equipment companies, general management consulting firms, programming companies and temporary staffing firms and the internal IT staff of the Company's clients. The Company believes that the principal competitive factors in the IT services industry include the range of services offered, cost, technical expertise, responsiveness to client needs, speed in delivering IT solutions, quality of service and perceived value. Based on the Company's experience in competitive situations, the Company believes that it competes favorably with respect to these factors.

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

SERVICE MARKS

The Company believes that its service marks Chelsea Computer Consultants(TM) and the ATC(TM) logo have significant value and are important to the marketing of its supplemental staffing services. These trademarks are registered with the United States Patent and Trademark Office. The Chelsea trademark will remain in effect through April 14, 2008 for use with temporary employment services providing computer consultants and computer technicians and other temporary employees proficient with computers. The ATC trademark will remain in effect through January 9, 2000 for use with nursing care services and healthcare services. These marks are each renewable for an additional ten-year period, provided the Company continues to use it in the ordinary course of business.

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

The Company's supplemental staffing division leases substantially all of its branch office locations from landlords unaffiliated with the Company or any of its executive officers or directors. There are currently 58 supplemental staffing branch offices including 4 operated by the Company and 54 operated by 41 licensees. One of the supplemental staffing offices operated by the Company subleases the office space from the home health care division and one licensee office subleases the office space from the Company. The remaining franchise offices are owned by licensees or are leased by the licensee from third-party landlords. The Company believes that it will be able to renew or find adequate replacement offices for all leases which are scheduled to expire in the next twelve months at comparable costs.

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

On June 18, 1998, 6100 Cleveland, Inc., Orsinger Enterprises, Inc., and First Choice Medical Staffing, Inc., three former home care and staffing licensees (franchisees) of the Company in Ohio, commenced an action in the United States District Court for the Northern District of Ohio, Eastern Division against the Company's subsidiary, Staff Builders International, Inc. The action sought to recover damages and other relief alleging unpaid royalties, wrongful termination by the Company of the Franchise Agreement between the Company and the Plaintiffs, breach of contract and other damages. The Company answered the complaint and moved for a change of venue. On December 1, 1998, Plaintiffs, without the required permission to the allegations contained in the prior complaint, claims under the Racketeer Influenced and Corrupt Complaint Organizations Act (`RICO"), claiming a series of deliberate and illegal actions designed to put certain Staff Builders franchisees out of business opportunity statutes. The Second Amended Complaint seeks money damages in excess of $25 million and a claim for treble damages on the RICO claim. The Second Amended Complaint added as defendants Staff Builders Service, Inc., and certain executive officers of the Company. The Company has moved to dismiss the Second Amended Complaint challenging the legal sufficiency of the RICO claims and other claims which allege a loss of business opportunities under New York and Ohio laws. A companion case, 6100 Columbus, Inc. v. Staff Builders International, Inc. was recently filed alleging breach of contract only. This case will probably be consolidated with the previous case.

On December 21, 1998, H.L.N. Corporation, Frontlines Homecare, Inc., E.T.H.L., Inc., Phoenix Homelife Nursing, Inc., and Pacific Rim Health Care Services, In., former home care franchisees of the Company for the territory comprising certain counties in and around Los Angeles, California and their holding company, instituted an action against the company's subsidiaries, Staff Builders, Inc., Staff Builders International, Inc., Staff Builders Services, Inc., and certain executive officers of the Company in the Superior Court for the State of California, County of Los Angeles. The action was removed to United States District Court for the Central District of California on December 22, 1998. Plaintiffs filed a First Amended Complaint in the Central District on January 8, 1999 to challenge the termination of the four franchise agreements between the Company and certain of the named plaintiffs, seeking damages for violations of California franchise law, breach of contract, fraud and deceit, unfair trade practices, claims under the RICO, negligence, intentional interference with contractual rights, declaratory and injunctive relief and a request for an accounting. Plaintiffs seek an unspecified amount of damages. Discovery is currently in process.

On July 17, 1998, the Federal government ordered that a complaint filed by Ali Waris, the former owner of a home health care agency purchased by the Company in 1993, be unsealed and served upon Staff Builders, Inc. and Targa Group, Inc., a former licensee (franchisee) of the Company. The government has elected not to intervene in the action, in which Mr. Waris claimed damages for alleged violations of the False Company for consulting services. Following a motion to dismiss, on March 4, 1999, the Court granted Mr. Waris leave to amend the Complaint, the amended filing for which was served on the Company on March 31, 1999. The company intends to file a motion to dismiss the Amended Complaint.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK
        AND RELATED STOCKHOLDER MATTERS

(A) MARKET INFORMATION

The Company has outstanding two classes of common equity securities: Class A Common Stock and Class B Common Stock. These two classes were created by a recapitalization of the Company's Common Stock that was completed in October 1995. The Company's class A Common Stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board System under the symbol "SBLI"

The following table sets forth, for the indicated fiscal periods, the high and low sale prices for the Class A Common Stock for each quarter during the fiscal year ended February 28, 1998 and February 28, 1999 (through January 29, 1999), as reported by the Nasdaq National Market. Effective with the close of business on January 29, 1999, the Company's Class A Common Stock was delisted from the Nasdaq National Market and was immediately thereafter quoted on the OTC Bulletin Board. Between January 29, 1999 and February 28, 1999, the bid price of the Class A Common Stock as quoted on the OTC Bulletin Board did not exceed $.69 or fall below $.09.

                                                                   HIGH      LOW
                                                                 --------  --------
Fiscal Year Ended February 28, 1998
1st quarter ended May 31, 1997                                   $   2.94  $   1.81
2nd quarter ended August 31, 1997                                    2.84      1.94
3rd quarter ended November 30, 1997                                  2.81      2.16
4th quarter ended February 28, 1998                                  2.75      1.53

Fiscal Year Ended February 28, 1999
1st quarter ended May 31, 1998                                   $   2.47  $   1.28
2nd quarter ended August 31, 1998                                    1.69       .50
3rd quarter ended November 30, 1998                                   .87       .34
4th quarter ended February 28, 1999                                   .69       .09

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

SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     YEARS ENDED
                                                     ----------------------------------------------------------------------------
                                                       FEBRUARY        FEBRUARY        FEBRUARY        FEBRUARY        FEBRUARY
                                                       28, 1999        28, 1998        28, 1997        29, 1996        28, 1995
                                                     ------------    ------------    ------------    ------------    ------------
CONSOLIDATED OPERATIONS DATA:
Revenues                                             $    437,588    $    526,673    $    480,355    $    410,160    $    325,111
                                                     ------------    ------------    ------------    ------------    ------------
Costs and expenses:
     Operating costs                                      299,057         338,225         301,508         256,719         201,365
     General and Administrative expenses                  148,642         177,761         170,290         146,382         113,893
     Amortization of Intangible assets                      1,314           2,807           2,623           1,823           1,237
     Interest expense                                       4,233           3,706           1,601             948           1,237
     Interest Income                                       (1,061)         (1,358)           (896)           (976)           (796)
     Other (income) expense, net                            1,991            (419)         (1,487)          1,791             (22)
     Medicare and Medicaid audit adjustments               29,000              --              --              --              --
     Restructuring costs                                   20,464          33,447              --              --              --
          Total costs and expenses                        503,640         554,169         473,639         406,687         316,914
Income (loss)
     before income taxes                                  (66,052)        (27,496)          6,716           3,473           8,197
Provision (benefit) for income taxes                        7,034          (5,864)          2,955           1,459           3,462
                                                     ------------    ------------    ------------    ------------    ------------

Income (loss) applicable to
   common stockholders                               $    (73,086)   $    (21,632)   $      3,761    $      2,014    $      4,735
                                                     ============    ============    ============    ============    ============

Income (loss) per common share:
     Basic                                           $      (3.16)   $       (.90)   $        .16    $        .09    $        .21
                                                     ============    ============    ============    ============    ============
     Diluted                                         $      (3.16)   $       (.90)   $         15    $        .08    $        .20
                                                     ============    ============    ============    ============    ============

Weighted average common shares outstanding:
     Basic                                                 23,162          23,939          23,668          23,598          22,389
                                                     ============    ============    ============    ============    ============
     Diluted                                               23,162          23,939          24,577          25,504          24,053
                                                     ============    ============    ============    ============    ============

CONSOLIDATED BALANCE SHEET DATA:

Total assets                                         $    146,505    $    158,701    $    156,172    $    120,527    $    103,486

Working capital (deficiency)                              (39,826)         16,085          27,245          12,007          22,038

Current portion of long-term debt                          43,460          10,664           5,071           1,655           1,208

Long-term debt and other liabilities                       59,082          40,508          37,998           9,611           9,186

Total liabilities                                         185,864         120,332          96,706          65,217          51,135

Stockholders' equity (deficit)                            (39,359)         38,369          59,466          55,310          52,351


Staff Builders, Inc. did not pay any cash dividends on its common stock during any of the periods set forth in the table above. Certain prior period amounts have been reclassified to conform with the fiscal 1999 presentation.

Additionally, the financial statements for the year ended February 28, 1998 have been restated (see note 1 to the consolidated financial statements included elsewhere herein).

                             SUMMARY FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

         The following tables set forth a summary of historical financial data of Staff Builders and pro forma financial data of the Company that reflect the Distribution. Since after the Distribution TLC will own a majority of the operations, employees and assets of the historical business of Staff Builders, the Distribution will be treated as a "reverse spin-off" for financial reporting purposes under Generally Accepted Accounting Principles ("GAAP"). The pro forma information, which follows the historical data, may not necessarily be indicative of the results of operations or financial position that would have been obtained if the supplemental staffing business had been a separate, independent company during the periods shown or of the supplemental staffing business future performance as an independent company. The historical summary financial data for the three years ended February 28, 1999 have been derived from the consolidated financial statements included in this Information Statement. The historical financial statements for the two years ended February 29, 1996 have been derived from audited consolidated financial statements not included separately herein. See "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements beginning at page F-1.


                                                                              FISCAL YEARS ENDED FEBRUARY 28/29,
                                                                  -----------------------------------------------------------
                                                                     1999         1998         1997        1996        1995
                                                                  ---------    ---------    ---------   ---------   ---------
STAFF BUILDERS CONSOLIDATED HISTORICAL
  OPERATIONS DATA
Revenues....................................................      $ 437,588    $ 526,673    $ 480,355   $ 410,160   $ 325,111
Net income (loss)...........................................        (73,086)     (21,632)       3,761       2,014       4,735
Income (loss) per common share:
  Basic.....................................................      $   (3.16)   $   (0.90)   $    0.16   $    0.09   $    0.21
  Diluted...................................................      $   (3.16)   $   (0.90)   $    0.15   $    0.08   $    0.20
STAFF BUILDERS CONSOLIDATED HISTORICAL
  BALANCE SHEET DATA
Total assets................................................      $ 146,505    $ 158,701    $ 156,172   $ 120,527   $ 103,486
Working capital (deficiency)................................        (39,826)      16,085       27,245      12,007      22,038
Current portion of long-term debt...........................         43,460       10,664        5,071       1,655       1,208
Long-term debt and other liabilities........................         59,082       40,508       37,998       9,611       9,186
Total liabilities...........................................        185,864      120,332       96,706      65,217      51,135
Stockholders' equity (deficiency in assets).................        (39,359)      38,369       59,466      55,310      52,351

Certain prior period amounts have been reclassified to conform with the presentation as of February 28, 1999 and the fiscal year then ended. Additionally, the financial statements for the year ended February 28, 1998 have been restated (see Note 1 to the consolidated financial statements included elsewhere herein).

The following unaudited pro forma information has been prepared to reflect the financial position of the supplemental staffing operations of Staff Builders as if the distribution had occurred on February 28, 1999 and their results of operations as if the Distribution had occurred on the first day of the respective periods (in thousands).

                                                                        For the Year Ended
                                                                        February 28, 1999
SUPPLEMENTAL STAFFING CONSOLIDATED PRO FORMA OPERATIONS DATA

Total revenues .......................................................   $  125,057

Operating costs ......................................................       99,048
General and administrative expenses ..................................       22,610
Amortization of intangible assets ....................................          696
Interest expense .....................................................        2,787
Interest income ......................................................          (75)
Other expense, net ...................................................          338
                                                                         ----------
Restructuring costs ..................................................          130

Total costs and expenses .............................................      125,534

Loss before income taxes .............................................         (477)

Provision for income taxes ...........................................          509

Net loss .............................................................         (986)
                                                                         ==========


SUPPLEMENTAL STAFFING CONSOLIDATED PRO FORMA BALANCE SHEET DATA
                                                                        February 28, 1999
                                                                        -----------------
Total assets .........................................................   $   57,180
Working capital (deficiency) .........................................         (560)
Current portion of long-term debt ....................................       24,305
Long-term debt and other liabilities .................................           80
Total liabilities ....................................................       34,770
Stockholders' equity .................................................       22,410

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Distribution will be treated as a "reverse spin-off" for financial reporting purposes under GAAP. Therefore, although the Company will be engaged exclusively in supplemental staffing business, and not in the home health care business, the historical consolidated financial statements and the historical selected financial data contained in this Information Statement include the financial position and results of operations of both the home health care business and the supplemental staffing business previously conducted by Staff Builders. Consistent with this presentation, the following discussion and analysis provides information which management believes is relevant to an assessment and understanding of Staff Builders' results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Information Statement. Management believes that the unaudited pro forma consolidated financial statements of the Company for the year ended February 28, 1999 are a better reflection of the performance of the Company's home health care business for those periods than the consolidated financial statements of Staff Builders for the same periods. Nonetheless, such pro forma statements do not represent what the Company's financial position and results of operations would have been if the Distribution had occurred prior to the periods discussed below, nor should they be considered projections of the future financial performance of the Company.

RESULTS OF OPERATIONS

Years Ended February 28, 1999 ("fiscal 1999"), February 28, 1998 ("fiscal 1998") and February 28, 1997 ("fiscal 1997")

         Revenues. Staff Builders' revenues consist of the following:

                                                                                                YEARS ENDED
                                                                                                FEBRUARY 28,
                                                                                   ------------------------------------
                                                                                      1999         1998         1997
                                                                                   ----------   ----------   ----------
                                                                                             ($ IN MILLIONS)
      Home health care and other ...............................................   $    310.3   $    451.1   $    436.6
      Supplemental staffing ....................................................        124.9         74.3         42.4
                                                                                   ----------   ----------   ----------
      Total service revenues ...................................................        435.2        525.4        479.0
                                                                                   ----------   ----------   ----------
      Sales of licensees and fees ..............................................          2.4          1.3          1.4
                                                                                   ----------   ----------   ----------
                Total revenues .................................................   $    437.6   $    526.7   $    480.4
                                                                                   ==========   ==========   ==========

         Total revenues decreased to $437.6 million in fiscal 1999 compared to $526.7 million in fiscal 1998. This decrease of $89.1 million, or 16.9%, was a result of a decrease in Staff Builders' home health care division service revenues of $140.8 million to $310.3 million in fiscal 1999 from $451.1 million in fiscal 1998. This decrease was partially offset by a 68.0% increase in Staff Builders' staffing division service revenues of $50.6 million from $74.3 million in fiscal 1998 to $124.8 million in fiscal 1999.

         Total revenues increased by $46.3 million to $526.7 million in fiscal 1998 from $480.4 million in fiscal 1997. This increase included an increase of $14.5 million or 3.3% in Staff Builders' home health care service revenues from $436.6 million in fiscal 1997 to $451.1 million in fiscal 1998. Additionally, Staff Builders' supplemental staffing division service revenues increased by $31.9 million or 75.2% from $42.4 million in fiscal 1997 to $74.3 million in fiscal 1998.

         Home Health Care Revenues. The primary reason for the decrease of $140.8 million in the home health care service revenues in fiscal 1999 over fiscal 1998 was a decrease in Medicare revenues. This decrease resulted from the negative impact of the IPS enacted under the BBA. The IPS reduced the limits for the amount of costs which are reimbursable under the Medicare program. See Note 2 to the consolidated financial statements.

         The increase in home health care revenues of $14.5 million in fiscal 1998 over fiscal 1997 included $28.4 million primarily due to acquisitions made during fiscal 1997 which were included in the full fiscal 1998 period offset by a decrease in revenues of $13.9 million resulting from the closing or sale of approximately 30 locations during fiscal 1998. Included in Staff Builders' fiscal 1998 revenues under sales of licensees and fees, net, is $502 thousand for license fees earned in connection with a master license agreement with a home health care company based in Tokyo, Japan. Under the agreement, Staff Builders granted rights to develop home health care agencies throughout Japan using Staff Builders' home health expertise and licensee model.

         Staff Builders receives payment for its home health care services from several sources. The following are Staff Builders' home health care division revenues by payment source:

                                                                                     YEARS ENDED FEBRUARY 28,
                                                                              --------------------------------------
                                                                                 1999          1998          1997
                                                                              ----------    ----------    ----------
                         Medicare .........................................         43.4%         60.1%         61.0%
                         Medicaid and other local government programs .....         36.2          23.1          21.7
                         Insurance and individuals ........................         19.3          15.1          15.4
                         Other ............................................          1.1           1.7           1.9
                                                                              ----------    ----------    ----------
                                   Total ..................................        100.0%        100.0%        100.0%
                                                                              ==========    ==========    ==========

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

         Supplemental Staffing Revenues. Revenues for the supplemental staffing division grew to $124.9 million in fiscal 1999 compared to $74.3 million in fiscal 1998. This increase of $50.6 million, or 68.0% was primarily due to the increase in the number of staffing office locations from 46 at February 28, 1998 to 58 locations at February 28, 1999, including an increase in the number of licensees which increased from 35 to 41, respectively. Also, fiscal 1999 was the first full year in which Chelsea was included in Staff Builders' consolidated results of operations. Chelsea is Staff Builders' information technology staffing subsidiary in which Staff Builders acquired a majority interest on October 30, 1997. Chelsea's revenues were $31.1 million in fiscal 1999 and were $7.0 million from October 30, 1997 through February 28, 1998.

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

         The service revenues, operating costs and resultant gross margins generated by Staff Builders' licensee and Staff Builders-owned locations are as follows ($ in millions):

                                                                                     HOME HEALTH CARE
                                                                                        YEARS ENDED
                                                                                        FEBRUARY 28,
                                                                              ------------------------------
                                                                                1999       1998       1997
                                                                              --------   --------   --------
Total service revenues -- Licensee ........................................   $    214   $    379   $    356
Total service revenues -- Staff Builders-Owned ............................         96         72         81
                                                                              --------   --------   --------
Total service revenues ....................................................   $    310   $    451   $    437
                                                                              ========   ========   ========
Operating costs-- Licensee ................................................   $    136   $    234   $    216
Operating costs-- Staff Builders-Owned ....................................         64         46         53
                                                                              --------   --------   --------
Operating costs ...........................................................   $    200   $    280   $    269
                                                                              ========   ========   ========
Gross margin-- Licensee ...................................................   $     78   $    145   $    140
Gross margin-- Staff Builders-Owned .......................................         32         26         28
                                                                              --------   --------   --------
Gross margin ..............................................................   $    110   $    171   $    168
                                                                              ========   ========   ========

                                                                                      SUPPLEMENTAL STAFFING
                                                                                           YEARS ENDED
                                                                                           FEBRUARY 28,
                                                                                 ------------------------------
                                                                                   1999       1998       1997
                                                                                 --------   --------   --------
                          Total service revenues -- Licensee ...............     $     90   $     65   $      1
                          Total service revenues -- Staff Builders-Owned ...           35          9         41
                                                                                 --------   --------   --------
                          Total service revenues ...........................     $    125   $     74   $     42
                                                                                 ========   ========   ========
                          Operating costs-- Licensee .......................     $     70   $     51   $      1
                          Operating costs-- Staff Builders-Owned ...........           29          7         32
                                                                                 --------   --------   --------
                          Operating costs ..................................     $     99   $     58   $     33
                                                                                 ========   ========   ========
                          Gross margin-- Licensee ..........................     $     20   $     14
                          Gross margin-- Staff Builders-Owned ..............            6          2          9
                                                                                 --------   --------   --------
                          Gross margin .....................................     $     26   $     16   $      9
                                                                                 ========   ========   ========

         The number of licensee locations in operation and Staff Builders-owned locations in operation are as follows:

                                                                                                  YEARS ENDED
                                                                                                  FEBRUARY 28,
                                                                                          ----------------------------
                                                                                           1999       1998       1997
                                                                                          ------     ------      -----
                       Home Health Care
                       Number of licensee  locations (as of each fiscal year end) ...         54        163        179
                       Number of Staff Builders-owned  locations (as of each fiscal
                          year end) .................................................         71         35         49
                       Supplemental Staffing
                       Number of licensee  locations (as of each fiscal year end) ...         54         41         35
                       Number of Staff Builders-owned  locations (as of each fiscal
                          year end) .................................................          4          5          1

         General and Administrative Expenses. General and administrative expenses decreased by $27.6 million, or 15.5%, in fiscal 1999 to $150.2 million as compared to $177.8 million in fiscal 1998 and increased by $7.6 million, or 4.5%, in fiscal 1998 as compared to $170.3 million in fiscal 1997. These costs expressed as a percentage of service revenues were 34.5%, 33.9% and 35.5% in fiscal 1999, 1998 and 1997, respectively.

         The decrease of $27.6 million in fiscal 1999 as compared to fiscal 1998 was the result of a decrease in the general and administrative expenses of the home health care division of $37.1 million which was partially offset by a $9.5 million increase in such expenses in the supplemental staffing division. Included in general and administrative expenses is Staff Builders' provision for doubtful accounts which increased by $5.7 million in fiscal 1999 over fiscal 1998. The provision for doubtful accounts was $5.6 million and $2.5 million in fiscal 1999 and fiscal 1998 for the home care business segment and $2.8 million and $0.2 million in fiscal 1999 and fiscal 1998 for the supplemental staffing business segment, respectively. Also included in general and administrative expenses in fiscal 1999 is approximately $1.0 million for the reserve for uncollectible notes receivable and $527 thousand for the write-off of obsolete fixed assets.

         The decrease in the general and administrative expenses of the home health care division was a result of a reduced number of operating locations and management's efforts to address the revenue reductions associated with IPS. This decrease was partially offset by re-engineering costs incurred in connection with meeting the demands of IPS, including improvement of the home care division's patient billing, scheduling and accounts receivable functions and implementing other operating efficiencies. The resultant balance in the allowance for doubtful accounts was $7.0 million, or 8.1%, of gross accounts receivable at February 28, 1999 as compared to $3.7 million, or 4.1%, of gross receivables at February 28, 1998. These increases are primarily due to the following factors: higher standards of documentation to evidence the nature of services provided required by home health care payor sources; an increased rate of rejected billings by payors; a reduced number of licensees which would normally bear part of the cost of uncollectible receivables against distributions paid; and increased supplemental staffing business volume.

         Staff Builders is in the process of replacing its existing, separate billing and accounts receivable systems with new systems which will integrate payroll/billing, scheduling and clinical management. The new systems, which are designed to be Year 2000 compliant, require the input of necessary billing support to generate complete transaction information. Staff Builders anticipates that bad debt expense relative to billing issues will be reduced as a result of the enhancements of new systems and procedures. In fiscal 1999, the supplemental staffing division allowance for doubtful accounts increased as a percentage of related revenue due to sales to certain new customers in fiscal 1999 which proved uncollectible. Based upon the curtailment of business with these customers and improvements in the division's credit policies, the resultant bad debt expense is deemed to be non-recurring and therefore a reduced provision for bad debts may be attainable. However, there can be no assurance that the foregoing reductions in bad debt expense can be realized.

         The general and administrative expenses of the supplemental staffing division increased from $13.3 million in fiscal 1998 to $22.8 million in fiscal 1999 due to an increase in the number of supplemental staffing licensees and the increased expenses associated with the first full year of operation of Chelsea.

         The increase in general and administrative expenses of $7.6 million in fiscal 1998 over fiscal 1997 was primarily due to the increase in supplemental staffing expenses of approximately $4.8 million, including $1.1 million attributable to the consolidation of Chelsea's general and administrative expenses from October 30, 1997 to February 28, 1998. The increase in the supplemental staffing expenses is due to the expansion of that division. The increase in these general and administrative expenses includes approximately $900 thousand resulting from the September 1996 acquisition of a provider in the metropolitan New York area and approximately $500 thousand resulting from the September 1997 acquisition of a provider of travel nurse services. Additionally, there was an increase in corporate and regional home health care expenses of $2.4 million, or 6.2% over the prior year, due to increased support for expansion of Staff Builders' home health care services, primarily resulting from acquisitions made in fiscal 1997 which were included in the full fiscal 1998 period.

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

         Interest Expense. Interest expense was approximately $4.2 million in fiscal 1999 as compared to $3.7 million in fiscal 1998 and $1.6 million in fiscal 1997. The increases in interest expense in fiscal 1999 over fiscal 1998 and over fiscal 1997 was primarily due to an increase in the level of borrowings under Staff Builders' secured credit facility. On October 30, 1997, the Company borrowed $12.6 million under the acquisition line of credit to purchase an additional 60.9% of the outstanding common stock of Chelsea.

         Interest Income. Interest income includes interest on franchise notes receivable of $225 thousand, $481 thousand and $527 thousand in fiscal 1999, 1998 and 1997, respectively. Interest earned on franchise notes receivable is generally at the prime rate plus three percent. Additionally, Staff Builders earned interest from funds on deposit for workers compensation premiums of $520 thousand, $564 thousand and $243 thousand in fiscal 1999, 1998 and 1997, respectively.

         Other (Income) Expense, Net. Other expense of $464 thousand in fiscal 1999 primarily consists of approximately $300 thousand to record minority interest expense incurred by Chelsea. Other (income) expense, net in fiscal 1998 primarily includes approximately $300 thousand of income from Staff Builders' gain on the sale of several offices. Fiscal 1997 income includes approximately $1.2 million resulting from the sale of a Staff Builders' division.

         Medicare and Medicaid Audit Adjustments. In the third quarter of fiscal 1999, Staff Builders recorded a charge of $29.0 million to reflect audit adjustments from both Medicare and Medicaid. Medicare and Medicaid audit adjustments recorded in fiscal 1999 include Federal and state audit liabilities arising from some completed audit examinations as well as estimated liabilities for open audit periods through February 28, 1999. As a home health care provider, Staff Builders is subject to extensive and changing state and Federal regulations relating to the licensing and certification of its offices and the sale and delivery of its products and services. The Federal government and Medicare fiscal intermediaries have become more vigilant in their review of Medicare reimbursements to home health care providers generally, and have become more restrictive in their interpretation of those costs for which reimbursement will be allowed to such providers. These regulatory agencies have increased the number of audits performed and have applied a more intensive degree of scrutiny in the conduct of these audits.

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

         Additionally, Staff Builders has recorded an accrual for third party liability ("TPL") to state Medicaid agencies which have claimed that Staff Builders did not follow proper billing procedures in several locations. These state Medicaid agencies have challenged the eligibility of individuals for whom services were provided. The related claims are being reviewed by the state agencies encompassing several prior years for which Staff Builders has been paid. Staff Builders has reached a settlement for a portion of its TPL liability and is continuing to negotiate to resolve amounts payable to these state agencies. While Staff Builders believes that it will ultimately prevail in many of these cases, it has accrued for the anticipated losses for those cases in which it will not prevail. To date, Staff Builders has reached settlement on $4.6 million of the $11.0 million of TPL provided for in the quarter ended November 30, 1998. This amount is payable monthly at approximately $250 thousand per month. The other $6.4 million is a general reserve based upon preliminary discussions with several states.

         Staff Builders continues to appeal many audit issues and has engaged outside professional advisors to support its positions on these issues. Staff Builders anticipates that any resolution of these appeals may require up to several years. The settlement of Medicare and Medicaid liabilities for specific periods provides a basis for reasonably estimating the liability that may exist for periods not yet examined or where the examination is in process. Staff Builders was able to consider the scope of audits being performed by the fiscal intermediary and the issues raised for such periods, and then use this information as a basis to estimate the accrual required for audits not yet performed, or not yet completed. The $29.0 million charge to operations in the quarter ended November 30, 1998, together with the balance of liabilities previously established, less amounts expended during the fourth quarter of fiscal 1999, results in an aggregate liability of $38.3 million for Federal and state audit adjustments as of February 28, 1999 which includes $27.3 million and $11.0 million for Federal and state liabilities, respectively.

HEALTH CARE REFORM AND RELATED RESTRUCTURING COSTS

         The BBA resulted in significant changes to cost based reimbursement for Medicare home health care providers. Although a cost based reimbursement system remains, the BBA reduced the cost limits and created new per-beneficiary limits. The BBA provides for IPS which became applicable for Staff Builders on March 1, 1998 and will remain in effect until the adoption of a prospective payment system scheduled to be effective for all home health care agencies beginning on October 1, 2000. The Federal Health Care Financing Administration committed to the revised schedule in a report presented to Congress dated February 4, 1999. The effect of the changes under IPS is to reduce the limits for the amount of costs that are reimbursable to home health care providers under the Medicare program. Accordingly, Staff Builders together with many of its licensees have modified their operations as needed to meet the demands of IPS, including taking steps to reduce costs and maximize operational efficiencies within the constraints of IPS.

         During the fourth quarter of fiscal 1998, management prepared the home health care business segment of Staff Builders for the impact of IPS and for long-term growth. As a result, Staff Builders implemented a corporate-wide restructuring and cost reduction program. These actions, together with Staff Builders' assessment of the impact of health care reform legislation, resulted in a pre-tax charge in the fourth quarter of fiscal 1998 of $33.4 million. Included in this pre-tax charge was the write-off of goodwill of $24.5 million and $8.9 million of other restructuring costs. Other restructuring costs included expenses related to the closing or conversion of many licensee-operated locations to company-owned locations, as well as severance payments for terminated employees. Approximately 60 administrative employees received severance payouts, of which approximately 50 were terminated at February 28, 1999 and represented 90% of the severance pay costs. These terminations occurred in 14 locations, and included certain regional operations personnel. Additionally, by the end of the first quarter of fiscal 1999, Staff Builders had closed 13 locations, including 10 closed by February 28, 1999, and converted ten licensee operated locations to Staff Builders-owned locations. During the quarter ended November 30, 1998, as a result of Staff Builders' further operating modifications, including the additional closure and conversion of many locations from licensed to company-owned operations, Staff Builders has written off or reserved approximately $4.5 million. This amount is included in total fiscal 1999 restructuring costs of $20.5 million, as discussed further below.

         In fiscal 1999, management further evaluated the carrying value of Staff Builders' goodwill and intangible assets in light of current home health care industry conditions and its impact on Staff Builders' operations. Such valuation resulted in an additional write-off of home health care goodwill of $15.3 million leaving a remaining net carrying value of goodwill and intangible assets as of February 28, 1999 of $5.1 million in its home health care business segment. The fiscal 1998 write-off of goodwill and intangible assets included $21.5 million for the home health care segment and $3.0 million for the supplemental staffing segment. The write-off of goodwill and intangible assets is required under SFAS No. 121.

         In addition to the fiscal 1999 write-off of goodwill, Staff Builders recorded other home health care restructuring costs aggregating $5.2 million. These costs included $0.9 million for the closure and reduction in size of some of Staff Builders' operating locations including the write-off of fixed assets and the accrual for employee severance payments. Further, restructuring costs include $2.2 million of litigation related costs, $1.1 million for the write-off of receivables from converted licensee locations and $0.9 million for the write-off of home care related investments and receivables. These restructuring costs reflect Staff Builders' operating modifications in order to meet the demands of IPS as well as its assessment of the carrying value of goodwill and intangible assets in light of the deterioration within the home health care industry and the resultant effect on reduced profitability.

         Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes reflects an effective rate of (10.6%), 21.3% and 44.0% in fiscal 1999, 1998 and 1997, respectively.

         The provision for income taxes in fiscal 1999 consists of a valuation allowance of $28.9 million offset by potential tax benefits of $20.2 million resulting from losses incurred in that period. Such valuation allowance was recorded because management does not believe that the utilization of the tax benefits from operating losses and other temporary differences are "more likely than not" to be realized, as required by SFAS 109. Because of Staff Builders' recent operating losses, its working capital deficiency, the possibility that its bank will accelerate Staff Builders' obligation to pay the banks' loans to Staff Builders, Staff Builders' questionable ability to obtain new financing on satisfactory terms, if at all, and the uncertainty of if or when there will be increases in allowable rates for Medicare-reimbursed services, it is questionable whether Staff Builders will be able to return to profitability in the foreseeable future. While Staff Builders intends to return to profitability, its conclusion that it is "more likely than not" that the deferred tax assets will not be realized is based upon significant doubt as to if or when there may be any favorable changes to the uncertainties noted above. Staff Builders has recorded an income tax receivable of $1.7 million resulting from the carryback of net operating losses.

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

         Net cash used in financing activities of $6.5 million in fiscal 1999 included the payment of notes payable and other long-term liabilities of $11.1 million which consisted primarily of $3.1 million paid on Staff Builders' acquisition line of credit under its secured credit facility, $2.9 million of capital lease payments, a net reduction of $1.0 million in the line of credit under which Chelsea borrowed on its accounts receivable and a reduction of $1.9 million in a term loan which matures in December 1999. Additionally, Staff Builders purchased and retired 5.1 million shares of its common stock at a cost of $4.8 million. Offsetting these items was $9.1 million of cash provided from Staff Builders' revolving line of credit.

         Net cash provided by operating activities was $13.5 million for the fiscal year ended February 28, 1998, which consisted primarily of an increase in accounts payable and accrued expenses of $10.4 million and periodic interim payments received from Medicare of $4.3 million. Net cash used in investing activities of $16.4 million in fiscal 1998 consisted primarily of cash used for business acquisitions of $16.2 million, including $12.7 million for the purchase of 60.9% of the outstanding common stock of Chelsea. Net cash provided by financing activities of $3.7 million in fiscal 1998 includes proceeds of $12.6 million from the acquisition line of credit, less $4.0 million of a decrease in borrowings under Staff Builders' revolving line of credit and $6.1 million for the payment of notes payable and other long-term liabilities. These payments include $2.3 million of capital lease payments, a reduction of $1.8 million in a term loan and $0.8 million of repayments of the acquisition line of credit.

         Net cash used in operating activities was $19.4 million for the fiscal year ended February 28, 1997, which consisted primarily of an increase in trade accounts receivable of $23.8 million offset by net income of $3.8 million. Net cash used in investing activities of $11.9 million in fiscal 1997 consisted primarily of cash used for business acquisitions of $10.3 million, including $2.1 million for the purchase of 20.9% of the outstanding common stock of Chelsea. Net cash provided by financing activities in fiscal 1997 was $24.6 million, which consisted primarily of an increase in the level of borrowings under Staff Builders' revolving line of credit of $21.6 million and proceeds from a term loan of $5.7 million, offset by the payment of notes payable and other long-term liabilities of $3.1 million.

         Staff Builders has a secured credit facility which consists of a revolving line of credit under which Staff Builders is permitted to borrow amounts based upon certain percentages of eligible receivables, up to the maximum amount of the credit facility. As of

February 28, 1999, Staff Builders also had an acquisition line of credit which was paid off on September 17, 1999. At February 28, 1999 and 1998, Staff Builders had borrowed $35.4 million and $29.4 million, respectively, under its then existing credit facility. Staff Builders classified its outstanding borrowings as a current liability as of February 28, 1999 because the bank had the option to declare all borrowings under the then existing credit facility to become immediately due and payable.

         On September 24, 1999, the home health care business of Staff Builders ("TLC") entered into an amended and restated loan and security agreement which expires on February 29, 2000. The TLC loan agreement provides for the home health care business to borrow up to a maximum of $17.0 million which will be reduced to (i) $16.75 million on the earlier of: (A) October 29, 1999, or (B) the Distribution, (ii) $16.25 million thirty days after the date of the reduction set forth in clause (i) above, and (iii) $16.0 million thirty days after the date of the reduction set forth in clause (ii) above. TLC is permitted to borrow up to 80% of eligible accounts receivable, up to the maximum amount of the credit facility. Further, availability is reduced by a separate reserve in the amount of $750 thousand until such time as a more favorable payment plan has been agreed upon in writing between TLC and HCFA, under terms and conditions acceptable to the bank. As of September 24, 1999, TLC had borrowed an aggregate of $14.8 million under its new facility.

         The TLC loan bears interest at 2.0% over the prevailing prime lending rate (such rate being 8.25% as of September 29, 1999), a monthly collateral management fee of $8 thousand, and a fee of .375% per annum of the daily unused portion of the credit facility. Based on the outstanding borrowings at September 24, 1999, an increase of 1% in the prime rate would have the effect of increasing aggregate, annual interest expense by approximately $150 thousand. TLC paid bank fees of $170 thousand in connection with the execution of the loan agreement. Subsequently, TLC is required to pay facility fees of .875% of its then maximum revolving credit amount on November 30, 1999 and on December 30, 1999, and .5% of its then maximum revolving credit amount on January 31, 2000. If the loan is fully paid on a date prior to any of the foregoing dates, then TLC will not be required to make any of the payments on dates subsequent to the loan pay off date.

         On September 17, 1999, Staff Builders sold its entire interest in Chelsea for total consideration of $17.5 million, subject to a post-closing net asset book value adjustment. Such consideration included $14.5 million received in cash and $3.0 million to be paid in cash upon completion of the Distribution, $500 thousand of which is payable to a former principal of Chelsea. The proceeds received of $14.5 million were used to pay off $8.4 million of borrowings under Staff Builders' acquisition line of credit and $6.1 million was used to pay down the revolving line of credit, of which $4.6 million and $1.5 million paid down the home health care and ATC supplemental staffing division portions of the revolving line of credit, respectively. Staff Builders expects that there will be no material gain or loss from this transaction.

         Staff Builders' working capital deficiency was $(39.8) million at February 28, 1999. Current liabilities at February 28, 1999 include $22.7 million for Medicare and Medicaid liabilities, $35.4 million of outstanding borrowings under the secured credit facility and $8.1 million for the current portion of other debt obligations. While Staff Builders cannot accurately determine the required payment dates for its total Medicare and Medicaid audit liabilities, it has included $34.6 million of such liabilities in other long term liabilities based upon its current estimate of when payments would likely become due. In order to pay its current liabilities in the normal course of business as well as to pay its liabilities to the Medicare and Medicaid agencies as they become due, Staff Builders is investigating alternative sources of funding.

         The above conditions raise substantial doubt about the ability of Staff Builders to continue as a going concern. As a result, management of Staff Builders is pursuing various strategies, including but not limited to, negotiating with alternative lending sources, deferred payment terms for Medicare and Medicaid audit liabilities as well as for any repayments of Medicare periodic interim payment(s) ("PIP") and deferred payment terms for other creditors. Further, management is implementing an intensified collection effort and has obtained a deferred payment schedule for the repayment of $19.0 million of excess PIP payments made to Staff Builders by the Federal government as well as for $6.8 million of audit liabilities assessed to date. Such payment schedule constituted an oral agreement which required these amounts to be paid in 24 equal monthly installments of approximately $1.1 million beginning in May 1999. As of June 1, 1999 no payments were made as such oral agreement was not formalized pending a reconciliation of the related amounts by the fiscal intermediary. Based upon the subsequent written payment schedule received later in June 1999, Staff Builders is required to pay 24 equal monthly installments commencing June 25, 1999 of approximately $1.3 million, including principal and interest. Staff Builders has paid the first of these installments in July 1999, upon reconciliation of the related amounts. In August 1999, Staff Builders entered into a revised payment agreement which required a payment of $350 thousand in August 1999, monthly installments of approximately $1.1 million in September 1999 through August 2000, monthly installments of approximately $1.0 million from September 2000 through April 2001, and approximately $650 thousand per month thereafter through March 2002. The August, September and October 1999 payments have been made as required. Staff Builders continues to negotiate more favorable payment terms. No penalties have been assessed in connection with the revised schedule, which enabled payments to commence after the original required date of May 1999. Additionally, Staff Builders has obtained favorable extended payment terms with some of its trade creditors and is continuing to negotiate extended payment terms with other vendors. However, there can be no assurance that these actions will be successful to provide adequate funds for Staff Builders' current level of operations and to pay Staff Builders' past-due obligations.

         From March 6, 1998 through October 16, 1998, Staff Builders purchased and retired a total of 5,088,060 shares of its common stock at a cost of approximately $4.8 million. No repurchases have been made since October 16, 1998.

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

         Staff Builders has made upgrades to its computer systems and equipment controlling its general ledger, accounts payable, payroll and human resources systems and believes that these systems are largely Year 2000 compliant. Staff Builders is continuing its upgrades with respect to the front end systems, which include clinical, scheduling and billing. Staff Builders expects to complete such upgrades by October 31, 1999. Staff Builders believes that with these upgrades, the Year 2000 issue will not pose significant operational problems for its computer systems and equipment. However, if such upgrades are not made or are not completed in a timely fashion, the Year 2000 issue might have an adverse impact on the operations of Staff Builders, the precise degree of which cannot be known at this time.

         In addition to risks associated with Staff Builders' own computer systems and equipment, Staff Builders has relationships with, and is to varying degrees dependent upon, a large number of third party vendors that provide information, goods and services to Staff Builders and third party customers to which Staff Builders provides its services. These include financial institutions, companies in industry, and Federal and state government agencies. If significant numbers of these third parties experience failures in their computer systems or equipment due to the Year 2000 issue and if, in particular, the Federal government is not Year 2000 compliant these failures could adversely affect Staff Builders' ability to process transactions or engage in similar normal business activities. While some of these risks are outside of Staff Builders' control, it has instituted programs, including internal records review to identify key third parties, assess their level of Year 2000 compliance, update contracts and address any non-compliance issues.

         The total cost of the Year 2000 systems assessment and upgrades is funded through operating cash flows and leases and Staff Builders is expensing certain items and capitalizing others. The estimated cost to replace existing software applications consisting of Lawson software and HBO Corporation systems, including modifications to accommodate the Year 2000, is approximately $25 million, including the cost of implementation. The actual cost could, however, exceed this estimate. Staff Builders has not established a contingency plan to deal with major year 2000 failures, if any, and does not intend to establish a contingency plan because it is comfortable with progress made to date.

EFFECT OF INFLATION

         The rate of inflation was immaterial during fiscal 1999. In the past, the effects of inflation on salaries and operating expenses have been offset by Staff Builders' ability to increase its charges for services rendered. Staff Builders anticipates that it will be able to continue to do so in the future, subject to applicable restrictions with respect to services provided to clients eligible for Medicare and Medicaid reimbursement. Staff Builders continually reviews its costs in relation to the pricing of its services.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In April 1998, the Financial Accounting Standards Board ("FASB") adopted Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP No. 98-5") which requires that costs previously capitalized as start-up costs will be expensed as incurred. SOP No. 98-5 becomes effective for fiscal years beginning after December 15, 1998, with earlier application encouraged. The adoption of SOP No. 98-5 will not have a material effect on Staff Builders' consolidated financial statements.

         During 1998, FASB issued Statement of Financial Accounting Standards SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Staff Builders does not expect the adoption of this new accounting pronouncement to have a material effect, if any, on its financial condition or results of operations.

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Staff Builders, Inc.:

         We have audited the accompanying consolidated balance sheets of Staff Builders, Inc. and subsidiaries (the "Company") as of February 28, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended February 28, 1999. Our audits also included the financial statement schedules listed in the Table of Contents. These financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Staff Builders, Inc. and subsidiaries at February 28, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

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

         As discussed in Note 1, the accompanying consolidated financial statements for the year ended February 28, 1998 have been restated.

                                               /s/ DELOITTE & TOUCHE, LLP
                                               -------------------------------
Jericho, New York
May 25, 1999 (August 30, 1999 as to the effects of
the restatement described in Note 1)

                      STAFF BUILDERS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             FEBRUARY 28,
                                                                      -------------------------
                                                                                       1998
                                                                                   (RESTATED --
                                                                         1999       SEE NOTE 1)
                                                                      -----------  ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents..........................                  $    2,007    $  2,757
  Accounts receivable, net of allowance for doubtful
     accounts of $7,000 and $3,660,
     respectively....................................                      79,662      85,123
  Deferred income taxes..............................                          --       3,176
  Income tax refund receivable.......................                       1,733          --
  Prepaid expenses and other current assets..........                       3,554       4,853
                                                                       ----------    --------
          Total current assets.......................                      86,956      95,909
FIXED ASSETS, net....................................                      27,987      11,622
INTANGIBLE ASSETS, net...............................                      27,091      40,295
OTHER ASSETS.........................................                       4,471      10,875
                                                                       ----------    --------
          TOTAL......................................                  $  146,505    $158,701
                                                                       ==========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable...................................                  $   20,379    $ 17,107
  Accrued expenses...................................                      14,520      11,976
  Accrued payroll and payroll related expenses.......                      25,750      28,152
  Current portion of Medicare and Medicaid
     liabilities.....................................                      22,673      11,925
  Current portion of long-term debt..................                      43,460      10,664
                                                                       ----------    --------
          Total current liabilities..................                     126,782      79,824
                                                                       ----------    --------
LONG-TERM DEBT.......................................                      19,749      36,508
                                                                       ----------    --------
LONG-TERM MEDICARE AND MEDICAID LIABILITIES..........                      34,608          --
                                                                       ----------    --------
OTHER LIABILITIES....................................                       4,725       4,000
                                                                       ----------    --------
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock--
     Class A Common Stock -- $.01 par value; 50,000,000 shares
       authorized; 23,307,129 and 23,009,247 outstanding at
       February 28, 1999 and 1998, respectively......                         233         230
     Class B Common Stock-- $.01 par value; 1,554,936
       shares authorized; 312,251 and 1,056,356
       outstanding at February 28, 1999
       and 1998, respectively........................                           3          10
  Preferred stock, 10,000 shares authorized; Class
     A-- $1.00 par value; 666 2/3 shares outstanding
     at February 28, 1998............................                          --           1
  Additional paid-in capital.........................                      69,055      73,692
  Accumulated deficit................................                    (108,650)    (35,564)
                                                                       ----------    --------
          Total stockholders' equity (deficit).......                     (39,359)     38,369
                                                                       ----------    --------
          TOTAL......................................                  $  146,505    $158,701
                                                                       ==========    ========

                 See notes to consolidated financial statements

                      STAFF BUILDERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         YEARS ENDED
                                            --------------------------------------
                                                          FEBRUARY 28,
                                                             1998
                                            FEBRUARY 28,  (RESTATED--  FEBRUARY 28,
                                               1999       SEE NOTE 1)     1997
                                            ------------ ------------- -----------
REVENUES:
  Service revenues:
  Home health care .......................    $ 310,297    $ 451,098    $ 436,599
  Supplemental staffing ..................      124,867       74,300       42,430
                                              ---------    ---------    ---------
  Total service revenues .................      435,164      525,398      479,029
  Sales of licensees and fees, net .......        2,424        1,275        1,326
                                              ---------    ---------    ---------
          Total revenues .................      437,588      526,673      480,355
                                              ---------    ---------    ---------
COSTS AND EXPENSES:
  Operating costs ........................      299,057      338,225      301,508
  General and administrative
     expenses ............................      150,169      177,761      170,290
  Amortization of intangible assets ......        1,314        2,807        2,623
  Interest expense .......................        4,233        3,706        1,601
  Interest income ........................       (1,061)      (1,358)        (896)
  Other (income) expense, net ............          464         (419)      (1,487)
  Medicare and Medicaid audit
     adjustments .........................       29,000           --           --
  Restructuring costs ....................       20,464       33,447           --
                                              ---------    ---------    ---------
          Total costs and expenses .......      503,640      554,169      473,639
                                              ---------    ---------    ---------
INCOME (LOSS) BEFORE INCOME TAXES ........      (66,052)     (27,496)       6,716
PROVISION (BENEFIT) FOR INCOME
  TAXES ..................................        7,034       (5,864)       2,955
                                              ---------    ---------    ---------
NET INCOME (LOSS) ........................    $ (73,086)   $ (21,632)   $   3,761
                                              =========    =========    =========
EARNINGS (LOSS) PER COMMON SHARE:
  Basic ..................................    $   (3.16)   $    (.90)   $     .16
                                              =========    =========    =========
  Diluted ................................    $   (3.16)   $    (.90)   $     .15
                                              =========    =========    =========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
  Basic ..................................       23,162       23,939       23,668
                                              =========    =========    =========
  Diluted ................................       23,162       23,939       24,577
                                              =========    =========    =========


                 See notes to consolidated financial statements

                      STAFF BUILDERS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                  COMMON STOCK           PREFERRED    ADDITIONAL
                                           --------------------------      STOCK       PAID-IN      ACCUMULATED
                                              SHARES        AMOUNT        CLASS A      CAPITAL        DEFICIT          TOTAL
                                           -----------   ------------    ----------  ------------   ------------   ------------
Balances, March 1, 1996 ................   23,537,320    $        235    $       1   $     72,767    $  (17,693)   $     55,310
  Additional common stock in
     connection with a 1987
     acquisition .......................        4,870              --                          --                            --
  Common stock issued-- exercise
     of stock options, net of
     15,232 shares used to pay for
     shares ............................       23,768              --                          29                            29
  Exercise of common stock
     warrants ..........................      160,680               2                         193                           195
  Common stock issued-- employee
     stock purchase plan ...............      234,693               2                         579                           581
  Purchase and retirement of common
     stock .............................     (155,000)             (1)                       (409)                         (410)
  Net Income ...........................                                                                  3,761           3,761
                                         ------------    ------------    ---------   ------------    ----------    ------------
Balances, February 28, 1997 ............   23,806,331             238            1         73,159       (13,932)         59,466
  Additional common stock in
     connection with a 1987
     acquisition .......................          171              --                                                        --
  Exercise of common stock
     warrants ..........................        5,000              --                          11                            11
  Common stock issued-- employee
     stock purchase plan ...............      254,101               2                         522                           524
  Net (Loss) ...........................                                                                (21,632)        (21,632)
                                         ------------    ------------    ---------   ------------    ----------    ------------
Balances, February 28, 1998 ............   24,065,603             240            1         73,692       (35,564)         38,369
  Additional common stock in
     connection with a 1987
     acquisition .......................       26,935              --                          --                            --
  Exercise of stock options ............       20,000              --                          35                            35
  Purchase and retirement of common
     stock .............................   (5,088,060)            (50)                     (4,719)                       (4,769)
  Conversion of preferred stock
     into common stock .................    4,269,820              43           (1)          (242)                         (200)
  Common stock issued-- employee
     stock purchase plan ...............      325,082               3                         289                           292
  Net (Loss) ...........................                                                                (73,086)        (73,086)
                                         ------------    ------------    ---------   ------------    ----------    ------------
Balances, February 28, 1999 ............ $ 23,619,380    $        236    $      --   $     69,055    $ (108,650)   $    (39,359)
                                         ============    ============    =========   ============    ==========    ============

                 See notes to consolidated financial statements


                                       33
,

                      STAFF BUILDERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                   YEARS ENDED
                                                      --------------------------------------
                                                                    FEBRUARY 28,
                                                                       1998
                                                      FEBRUARY 28,  (RESTATED--  FEBRUARY 28,
                                                         1999       SEE NOTE 1)     1997
                                                      ------------ ------------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .................................  $(73,086)     $(21,632)   $  3,761
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operations:
    Depreciation and amortization of fixed
      assets ........................................     3,991         3,805       2,757
    Amortization of intangibles and other
      assets ........................................     1,314         2,807       2,623
    Write-off of goodwill and intangible
      assets ........................................    16,327        24,540          --
    Write-off of investments and other assets .......     1,724         1,198          --
    Write-off of fixed assets .......................       911            --          --
    Increase (decrease) in other long term
      liabilities ...................................     5,100           424        (758)
    Allowance for doubtful accounts .................     3,340           800         600
    Deferred income taxes ...........................     8,540        (7,101)        548
    Gain on sale of assets ..........................    (1,148)         (290)     (1,247)
  Change in operating assets and liabilities:
    Accounts receivable .............................     1,972        (6,391)    (23,718)
    Prepaid expenses and other current assets .......    (1,216)          415      (1,193)
    Accounts payable ................................     3,271         2,646       4,977
    Accrued expenses ................................      (918)        7,719      (6,525)
    Increase in Medicare and Medicaid audit
      liabilities ...................................    28,092            --          --
    Increase in periodic interim payment
      liability .....................................    14,364         4,320         275
    Other assets ....................................       451           211      (1,529)
                                                       --------      --------    --------
    Net cash provided by (used in) operating
      activities ....................................    13,029        13,471     (19,429)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired ................    (2,876)      (16,226)    (10,327)
  Purchase of fixed assets ..........................    (5,020)       (1,029)     (2,334)
  Proceeds from disposal of assets ..................       576           855         775
                                                       --------      --------    --------
    Net cash used in investing activities ...........    (7,320)      (16,400)    (11,886)
                                                       --------      --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Employee Stock Purchase Plan ........       292           524         581
  Proceeds from exercise of stock options ...........        35            11          29
  Proceeds from exercise of warrants ................        --            --         195
  Purchase and retirement of common stock ...........    (4,770)           --        (410)
  Increase (decrease) in borrowings under
    revolving line of credit ........................     9,094        (3,978)     21,565
  Proceeds from acquisition line of credit ..........        --        12,625          --
  Proceeds from other notes payable .................        --           581       5,727
  Payment of notes payable and other long-term
    liabilities .....................................   (11,110)       (6,083)     (3,076)
                                                       --------      --------    --------
    Net cash provided by (used in) financing
      activities ....................................    (6,459)        3,680      24,611
                                                       --------      --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS .......................................      (750)          751      (6,704)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ......     2,757         2,006       8,710
                                                       --------      --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............  $  2,007      $  2,757    $  2,006
                                                       ========      ========    ========
SUPPLEMENTAL DATA:
  Cash paid for:
    Interest ........................................  $  3,963      $  3,449    $  1,081
                                                       ========      ========    ========
    Income taxes, net ...............................  $  2,287      $  2,344    $  1,867
                                                       ========      ========    ========
Fixed assets purchased through capital lease
  agreements ........................................  $ 16,323      $  2,351    $  4,770
                                                       ========      ========    ========
Acquisition of businesses through issuance of
  notes payable .....................................  $    760      $     --    $  3,113
                                                       ========      ========    ========


                 See notes to consolidated financial statements

                      STAFF BUILDERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        YEARS ENDED FEBRUARY 28, 1999 ("FISCAL 1999"), FEBRUARY 28, 1998
              ("FISCAL 1998") AND FEBRUARY 28, 1997 ("FISCAL 1997")
      (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED OTHERWISE AND, FOR PER
                                 SHARE AMOUNTS)

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

    On March 22, 1999, the Company's Board of Directors approved a plan to separate its home health care business from its supplemental staffing business and to create a separate, publicly-traded company engaged exclusively in providing home health care services. To accomplish this separation of its businesses, the Company's Board of Directors established a new, wholly-owned subsidiary, Tender Loving Care Health Care Services, Inc. ("TLC") which will acquire 100% of the outstanding capital stock of the Staff Builders subsidiaries engaged in the home health care business. The spin-off will be effected through a pro rata distribution to Staff Builders' stockholders of all the shares of common stock of TLC owned by Staff Builders. The distribution will be made by issuing one share of TLC common stock for every two shares of Staff Builders common stock outstanding on the record date of the spin-off. Based upon the 23,619,388 shares of Staff Builders common stock outstanding on August 20, 1999, the Company estimates that 11,809,694 shares of TLC common stock will be distributed to holders of Staff Builders common stock. Staff Builders' supplemental staffing business will remain with Staff Builders. The completion of the spin-off is subject to the satisfaction of certain conditions, including obtaining certain regulatory approvals and bank financing for each of the home health care company and the supplemental staffing company.

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

    The Company pays a monthly distribution or commission to the licensees based on a defined formula of gross profit generated. Generally, the Company pays the licensees 60% of the gross profit attributable to the non-Medicare operations of the licensee. The payment to the Company's licensees related to Medicare operations is adjusted for cost limitations and reimbursement of allowable Medicare costs. There is no payment to the licensees based solely on revenues. Amounts due to licensees are typically paid within 45 days after each month based upon an average rate of 60% of gross margin. The amount of monthly gross margin includes the adjustment for cost limitations and reimbursement of allowable Medicare costs.

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

    In October 1997, the Company purchased 60.9% of the outstanding common stock of Chelsea. Together with the 20.9% of the common stock of Chelsea purchased in September 1996, the Company owned 81.8% of the outstanding common stock of Chelsea. In connection with the Company's plans to spin-off its home health care business, management had intended to retain its investment in Chelsea by combining the Chelsea operations with its existing supplemental staffing business (See Note 20). The accounts of Chelsea were originally accounted for on the equity basis in the Company's financial statements for the year ended February 28, 1998 based on management's intent to dispose of its investment in Chelsea. Because of management's intent to retain its investment in Chelsea during 1999, the accounts of Chelsea were fully consolidated in the Company's financial statements for the year ended February 28, 1999 and the 1998 financial statements were restated from amounts previously reported to properly consolidate the accounts of Chelsea for 1998. This change in presentation was originally disclosed as a reclassification. Subsequent to the issuance of the Company's fiscal 1999 financial statements, the Company's management determined that because the conditions that gave rise to temporary control were based on voluntary actions on the Company's part, it should have originally consolidated the accounts of Chelsea in its fiscal 1998 financial statements and disclosed the effects of this change as a correction of an error. As a result, current assets, total assets, current liabilities, and total liabilities have been increased by $5.3 million, $3.7 million, $3.5 million, and $3.7 million, respectively as of February 28, 1998 and total revenues and total expenses by $7.0 million each for the year then ended from the amounts originally reported in the Company's financial statements. Stockholders' equity (deficit), net loss, and basic and diluted loss per share were not affected. Earnings attributable to the minority interest in Chelsea, the amounts of which are not significant, are included in other (income) expense in the accompanying statements of operations and accrued expenses in the accompanying balance sheets.

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

GOODWILL AND INTANGIBLE ASSETS

The excess of the purchase price and related acquisition costs over the fair market value of the net assets of the businesses acquired is amortized on a straight line basis over periods ranging from five to forty years. Intangible assets include customer lists, which are being amortized over the five years on a straight line basis. The weighted average life of remaining goodwill and intangible assets was 39.9 years as of February 28, 1999 and 1998. The weighted average life of remaining goodwill and intangible assets related to the home health care division was 39.6 years and 40.0 years as of February 28, 1999 and 1998, respectively. The weighted average life of remaining goodwill and intangible assets related to the supplemental staffing division was 39.9 years and 39.4 years as of February 28, 1999 and 1998, respectively.

    In fiscal 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This Statement requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In the fourth quarter of fiscal 1999 and 1998, the Company wrote off $15.3 million and $24.5 million, respectively, of goodwill and intangible assets. These amounts primarily resulted from the Company's assessment of the adverse change in health care reform (See Note 2). As a result of the factors related to the home health care industry including industry consolidation, changing third-party reimbursement requirements and an uncertain regulatory environment, Staff Builders has determined that the useful life of goodwill and other intangibles should have been reduced from forty years to twenty years, effective March 1, 1999. As a result, the accompanying unaudited consolidated financial statements as of May 31, 1999 and for the three months then ended have been restated to give effect to this change. The effect of the change is to reduce goodwill and total assets by $77 and to increase net loss and accumulated deficit by $77 from the amounts previously reported. Basic and diluted loss per share were not affected. Based upon the remaining net book value of the home health care goodwill and intangible assets as of February 28, 1999, the increase in annual amortization expense will approximate $300.

    Indicators which reflect the existence of impairment to the carrying value of goodwill include adverse regulatory and reimbursement developments, cash flow deficits, a decrease in historic and anticipated revenue and operating results and a decrease in the fair value of some or all assets. As such negative indicators have been present, the carrying value of goodwill and other long-lived assets were reviewed to determine if the assets will be recoverable, based on undiscounted estimated cash flows. Since the goodwill was not recoverable based on undiscounted estimated cash flows, the carrying value of the goodwill has been reduced to estimated fair value as required by FAS 121. Accordingly, Staff Builders has reduced the carrying value of its goodwill by approximately 75% over the last two fiscal years to reflect these impairment indicators.

REVENUE RECOGNITION

    Staff Builders' home health care division recognizes revenue on the accrual basis as the related services are provided to customers and when the customer is obligated to pay for such completed services. Staff Builders' home health care earnings process is completed as each hour of service or home care visit is rendered. Revenues are recorded net of contractual allowances or other allowances to which its home health care customers are entitled.

    Staff Builders' supplemental staffing division recognizes revenue on the accrual basis as the related services are provided to customers and when the customer is obligated to pay for such completed services. Staff Builders' supplemental staffing earnings process is completed as each hour of service or staffing shift is rendered. Revenues are recorded net of contractual allowances or other allowances to which its supplemental staffing customers are entitled.

    Employees assigned to particular home health care customers or supplemental staffing customers may be changed at the customer's request or at Staff Builders' initiation.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In April 1998, the Financial Accounting Standards Board ("FASB") adopted Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP No. 98-5") which requires that costs previously capitalized as start-up costs will be expensed as incurred. SOP No. 98-5 becomes effective for fiscal years beginning after December 15, 1998, with earlier application encouraged. The Company does not believe that adoption of SOP No. 98-5 will have a material effect on the Company's consolidated financial statements.

    During 1998, FASB issued Statement of Financial Accounting Standards (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities". The Company does not expect the adoption of this new accounting pronouncement to have a material effect, if any, on its financial condition or results of operations.

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

    In fiscal 1999, management further evaluated the carrying value of the Company's goodwill and intangible assets in light of current home health care industry conditions and its impact on the Company's operations. Staff Builders' valuation considered, among other factors, the additional operating losses generated during the third and fourth quarters of fiscal 1999. During the third quarter ended November 30, 1998, Staff Builders experienced losses in some locations as a result of not being able to reduce the number of visits required by its patients and to contain the related costs as mandated by the restrictive guidelines of the IPS enacted in connection with the BBA and reductions in home care payments by other home care payor sources. Staff Builders reacted by closing selected branches and converting many licensee operated locations to company-owned locations. Upon the closure or sale of locations, the goodwill associated with those locations was written off. Subsequent to November 30, 1998 and through the date of filing Staff Builders' financial statements for the year ended February 28, 1999, Staff Builders continued to experience operating difficulties like many other companies in the home health care industry. Accordingly, the value of such businesses experienced a further decline. Based upon the foregoing factors, in the fourth quarter ended February 28, 1999, Staff Builders evaluated the net carrying value of goodwill and intangible assets based upon the net present value of future cash flows in accordance with the requirements of SFAS No. 121. As a result, Staff Builders recorded a write-down in goodwill of approximately $15.3 million, leaving a remaining net carrying value of goodwill and intangible assets as of February 28, 1999 of $5.1 million in Staff Builders' home health care business segment. Staff Builders' actions to increase operational efficiencies, close unprofitable locations and to terminate certain licensee locations, represented a furtherance of a restructuring plan necessitated out of continuing losses and a current, deteriorating business climate within the home health care industry. The fiscal 1998 write-off of goodwill and intangible assets included $21.5 million for the home health care segment and $3.0 million for the supplemental staffing segment.

    A summary of restructuring costs is as follows (in millions of dollars):

                                                              YEARS ENDED
                                                             FEBRUARY 28,
                                                             -------------
                                                             1999     1998
                                                             ----     ----
Write-off of goodwill and intangible assets..............   $ 15.3   $ 24.5
Employee severance and reduction in size.................      0.9      1.0
Write-down of home health care related  investments
and receivables..........................................      0.9      6.3

Accrued litigation related costs.........................      2.2      1.2
Receivables from converted licensee locations............      1.1      --
Other....................................................      0.1      0.4
                                                            ------   ------
          Total restructuring costs......................   $ 20.5   $ 33.4
                                                            ======   ======

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

    During the quarter ended November 30, 1998, the Medicare fiscal intermediary completed and issued the results of 88 audits for the fiscal year ended February 28, 1997, including 25 audits conducted on site at branch operating locations. These results together with the results of the home office audit for the year ended February 28, 1997, indicated an aggregate liability of approximately $9.5 million. This aggregate liability of $9.5 million includes $4.3 million which was provided as part of the $29.0 million provided during the quarter ended November 30, 1998, as discussed below.

    During the fourth quarter of fiscal 1999, approximately $2.7 million of the $9.5 million was offset against current receivables from Medicare to result in a remaining balance of $6.8 million at February 28, 1999 related to fiscal 1997 audits. Fiscal 1997 audits have been completed for the home office cost reports and for substantially all branch operating locations, for which Staff Builders has received a Notice of Provider Reimbursement to indicate completion of these audits. All years prior to fiscal 1997 are closed relative to substantially all field operating location audits. Fiscal 1996, 1995 and 1993 remain open for home office cost report audits. Fiscal 1999 and 1998 are open for all audits. However, Staff Builders continues to appeal various audit findings dating back to fiscal 1992 and has discussed some of these issues at an August 1999 mediation hearing with United Government Services representatives.

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

    The provision of $29.0 million includes $18.0 million for Medicare audit liabilities and $11.0 million for Medicaid audit liabilities. The Medicare audit liabilities include $6.0 million, $8.0 million and $4.0 million for additional accruals required for home office cost report issues, field operating location audits and clinical audits, respectively. The fiscal 1997 Medicare audits commenced in January 1998 and were completed by November 1998, for which there was an aggregate liability of $9.5 million, including $8.2 million and $1.3 million for field operating locations and the home office cost reports, respectively. The results of the fiscal 1997 audits provided a basis for determining an estimated accrual for the probable amounts to be asserted for similar issues subject to audit which existed at some points in the open audit periods of fiscal 1999, 1998, 1996 and 1995. Although United Government Services auditors have completed substantially all of their field audits for fiscal 1997 and prior years, they have not completed the home office audits which they began for fiscal 1996 and fiscal 1995. The fiscal 1996 and fiscal 1995 home office audits commenced in mid-calendar year 1997 and mid-calendar year 1996, respectively. Based upon the results of the fiscal 1997 audits, Staff Builders provided additional accruals of $4.3 million for fiscal 1997 to total the aggregate amount of $9.5 million. Additionally, Staff Builders provided $1.5 million and $5.0 million for audits not yet commenced for fiscal 1999 and 1998, respectively. Further, based upon the results of the fiscal 1997 home office audit, Staff Builders provided additional accruals of $2.2 million and $1.0 million for home office audits for fiscal 1996 and 1995, respectively. The extent of the increased audit scope and detailed documentation requirements represented significant changes from historical experience in prior audits which could not be anticipated by Staff Builders prior to performance of the fiscal 1997 audits. Additionally, Staff Builders provided $4.0 million based upon clinical audits conducted in fiscal 1999.

    The nature of the adjustments made as a result of audits conducted were primarily due to an inadequate level of detail in documentation to support costs incurred for actual services rendered.

    The Medicaid audit liabilities of $11.0 million reflect amounts for third party liability issues which cover several years dating back to 1988. While the respective state agencies have conducted on-going reviews of claims, they pursued an aggressive audit process beginning in fiscal 1999 to review claims paid over several prior years for which these agencies are currently demanding documentation for such claims. As part of Staff Builders' response to these audits, Staff Builders conducted an internal review of this issue resulting in the assessment of its open liability for repayment to the state agencies.

    The resultant liabilities for Medicare and Medicaid audit adjustments, together with the balance of liabilities previously established, less amounts expended during the fourth quarter of fiscal 1999, results in an aggregate audit liability of $38.3 million as of February 28, 1999 for Federal and state audit adjustments which includes $27.3 million and $11.0 million for Federal and state liabilities, respectively. (See Note 12). The Company continues to appeal many audit issues and has engaged outside professional advisors to support the Company's positions on these issues. The Company anticipates that any resolution of the appeals may take up to several years. Staff Builders does not believe that it is reasonably possible that the outcome of open Medicare and Medicaid matters may result in a liability exceeding the amounts accrued and, as such, an accrual for additional loss amounts is not required.

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

    In connection with the bank's notice of default, the maximum aggregate amount which can be borrowed under the credit facility was reduced from $50 million to $40 million. Additionally, the bank increased the rate of interest on all borrowings to 2.0% over the prevailing prime lending rate on its revolving line of credit and 2.75% over the prevailing prime lending rate on its acquisition line of credit (such prime lending rate being 7.75% as of February 28, 1999). The Company has classified its outstanding borrowings as a current liability as of February 28, 1999 because the bank has the option to declare all borrowings under the credit facility to become immediately due and payable. At February 28, 1999 and 1998, the Company borrowed $35.4 million and $29.4 million, respectively, under the credit facility. A commitment fee on the unused portion of the credit facility is payable at the rate of .375% per annum, together with an annual collateral management fee of $85. The Company's working capital deficiency was $(39.8) million at February 28, 1999. Current liabilities at February 28, 1999 include $22.7 million for Medicare and Medicaid audit liabilities, $35.4 million of outstanding borrowings under the secured credit facility and $8.1 million for the current portion of other debt obligations. While the Company cannot accurately determine the required payment dates for its total Medicare and Medicaid audit liabilities, it has included $34.6 million thereof in other long-term liabilities based upon its current estimate of when payments would likely become due. In order to pay its current liabilities in the normal course of business as well as to pay its liabilities to the Medicare and Medicaid agencies as they become due, the Company is investigating alternative sources of funding.

    The above conditions raise substantial doubt about the ability of the Company to continue as a going concern. As a result, management of the Company is pursuing various strategies, including but not limited to, negotiating with alternative lending sources, deferred payment terms for Medicare and Medicaid audit liabilities as well as for any repayments of Medicare periodic interim payment(s) ("PIP") and deferred payment terms for other creditors. Further, management is implementing an intensified collection effort and has obtained a deferred payment schedule for the repayment of excess PIP payments made to the Company by the Federal government as well as for audit liabilities assessed to date. Such payment schedule constituted an oral agreement which required these amounts to be paid in 24 equal monthly installments of approximately $1.1 million beginning in May 1999. As of June 1, 1999 no payments were made as such oral agreement was not formalized pending a reconciliation of the related amounts by the fiscal intermediary. Based upon the subsequent written payment schedule received later in June 1999, Staff Builders is required to pay 24 equal monthly installments commencing June 25, 1999 of approximately $1.3 million, including principal and interest. Staff Builders has paid the first of these installments in July 1999, upon reconciliation of the related amounts. In August 1999, Staff Builders has paid approximately $350 thousand pursuant to a further reduced payment agreement, as Staff Builders continues to negotiate more favorable payment terms. No penalties have been assessed in connection with the revised schedule, which enabled payments to commence after the original required date of May 1999. As of February 28, 1999, the total amount of excess PIP amounts received and settled Medicare audit liabilities were approximately $19.0 million and $6.8 million, respectively. Additionally, Staff Builders has obtained favorable extended payment terms with some of its trade creditors and is continuing to negotiate extended payment terms with other vendors. Further, the spin-off described in Note 1 will be completed only if the bank or another lender creates separate credit facilities for the home health care business under TLC and the supplemental staffing business retained by Staff Builders, and allocates the aggregate pre-spin-off debt between those two entities. However, there can be no assurance that these actions will be successful to provide adequate funds for the Company's current level of operations and to pay the Company's past-due obligations.

5. SEGMENT REPORTING

    The Company operates in two reportable business segments, home health care and supplemental staffing. Reportable segments have been identified based upon how management has organized the business, the planned spin-off of the home health care business, and the criteria in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Segment revenue consists of only sales to outside customers. Segment gross margin consists of segment revenues reduced by the direct costs of generating such revenues. Segment operating profit consists of segment gross margin less general and administrative expenses. General and administrative expenses incurred at the corporate level have been allocated to segments based on the utilization of such services by each segment.

    The following tables set forth the selected results of operations by business segment (in millions of dollars):


                                                         HOME HEALTH CARE
                                           --------------------------------------------
                                                            YEARS ENDED
                                           --------------------------------------------
                                           FEBRUARY 28,     FEBRUARY 28,   FEBRUARY 28,
                                               1999             1998           1997
                                           ------------     ------------   ------------
Service revenues .........................   $310.3            $451.1         $436.6
Sales of licensees and fees, net                 2.2              1.1            1.0
                                              ------           ------         ------
        Total revenues ...................     312.5            452.2          437.6
                                              ------           ------         ------
Gross margin .............................     112.5            172.1          169.0
General & administrative expenses              123.6            161.0          159.2
Interest expense .........................       2.6              2.8            1.4
Depreciation and amortization
 expense .................................       4.9              6.1            5.1
Other (income) expense ...................      48.5             28.4           (2.3)
                                              ------           ------         ------
Income (loss) before income taxes ........     (67.1)           (26.2)           5.6
Provision (benefit) for income taxes .....       6.6             (5.3)           2.5
                                              ------           ------         ------
        Net income (loss) ................    $(73.7)          $(20.9)        $  3.1
                                              ======           ======         ======
        Total assets .....................    $ 89.3           $122.1         $134.1
                                              ======           ======         ======

                                                          SUPPLEMENTAL STAFFING
                                              --------------------------------------------
                                                               YEARS ENDED
                                              --------------------------------------------
                                              FEBRUARY 28,     FEBRUARY 28,   FEBRUARY 28,
                                                  1999             1998           1997
                                              ------------     ------------   ------------
Service revenues ..........................      $124.9           $ 74.3         $ 42.4
Sales of licensees and fees, net ..........         0.2              0.2            0.4
                                                 ------           ------         ------
          Total revenues ..................       125.1             74.5           42.8
                                                 ------           ------         ------
Gross margin ..............................        26.0             16.3            9.9
General & administrative
  expenses ................................        22.6             13.0            8.4
Interest expense ..........................         1.6              0.9            0.2
Depreciation and amortization
  expense .................................         0.4              0.5            0.3
Other (income) expense ....................         0.4              3.2           (0.1)
                                                 ------           ------         ------
Income (loss) before income taxes .........         1.0             (1.3)           1.1
Provision (benefit) for income taxes ......         0.4             (0.6)           0.4
                                                 ------           ------         ------
          Net income (loss) ...............      $  0.6           $ (0.7)        $  0.7
                                                 ======           ======         ======
          Total assets ....................      $ 57.2           $ 36.6         $ 22.1
                                                 ======           ======         ======

                                                         CONSOLIDATED
                                         --------------------------------------------
                                                          YEARS ENDED
                                         --------------------------------------------
                                         FEBRUARY 28,     FEBRUARY 28,   FEBRUARY 28,
                                             1999             1998           1997
                                         ------------     ------------   ------------
Service revenues .....................      $435.2           $525.4         $479.0
Sales of licensees and fees, net               2.4              1.3            1.4
                                            ------           ------         ------
          Total revenues .............       437.6            526.7          480.4
                                            ------           ------         ------
Gross margin .........................       138.5            188.4          178.9
General & administrative
  expenses ...........................       146.2            174.0          167.6
Interest expense .....................         4.2              3.7            1.6
Depreciation and amortization
  expense ............................         5.3              6.6            5.4
Other (income) expense ...............        48.9             31.6           (2.4)
                                            ------           ------         ------
Income (loss) before income
  taxes ..............................       (66.1)           (27.5)           6.7
Provision (benefit) for income
  taxes ..............................         7.0             (5.9)           2.9
                                            ------           ------         ------
          Net income (loss) ..........      $(73.1)          $(21.6)        $  3.8
                                            ======           ======         ======
          Total assets ...............      $146.5           $158.7         $156.2
                                            ======           ======         ======

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

    The remaining balance of notes receivable from licensees related to the home health care and supplemental staffing business segments are as follows:

                                       FEBRUARY 28, 1999                     FEBRUARY 28, 1998
                               ----------------------------------    ---------------------------------
                                HOME                                  HOME
                               HEALTH    SUPPLEMENTAL                HEALTH    SUPPLEMENTAL
                                CARE       STAFFING       TOTAL       CARE       STAFFING       TOTAL
                               -------   ------------    -------     -------   ------------    -------
 Notes receivable............  $ 2,845       $ 363       $ 3,208     $ 5,800       $ 321       $ 6,121
 Deferred income.............   (2,182)       (300)       (2,482)     (4,086)       (301)       (4,387)
                               -------       -----       -------     -------       -----       -------
           Net...............  $   663       $  63           726     $ 1,714       $  20         1,734
                               =======       =====                   =======       =====
 Less current portion........                               (118)                                 (306)
                                                         -------                               -------
 Long term notes receivable..                            $   608                               $ 1,428
                                                         =======                               =======

    Sales of licensees and fees, net were $2,424, $1,275 and $1,326 for fiscal 1999, 1998 and 1997, respectively. The home health care portion of these amounts were $2,234, $1,119 and $987, for fiscal 1999, 1998 and 1997, and the supplemental staffing portion of these amounts were $190, $156 and $339, respectively.

    During fiscal 1999, fiscal 1998 and fiscal 1997, $228, $473 and $444, respectively, of home health care notes receivable previously not recognized as income were collected and included in revenues. Additionally, the initial franchise fees received in fiscal 1999, 1998 and 1997 for home health care franchises were $182, $135 and $488, respectively. Sales of licensees and fees, net for the fiscal 1999 period includes $1,223 from the sale of five home health care franchise businesses. Further, license fees generated from the Company's international franchise program were $601 and $512 in fiscal 1999 and fiscal 1998, respectively. Included in the international fees were initial franchise fees of $441 and $502 for fiscal 1999 and 1998, respectively, from the Company's master license agreement with a home health care company based in Tokyo, Japan. As of March 1998, the Company received the entire balance of the master license fee totaling $1.2 million and is recording the related income as it is earned through September 30, 1999. The terms of the master license agreement specify that the master license fee must be paid in full by September 30, 1999, at which time such fee is deemed fully earned and non-refundable. Staff Builders' continuing obligations under the license agreement with the Japanese company include the delivery of advisory assistance and providing confidential operating manuals for the operation of franchise home health care centers, initial training programs including materials which cover home health care administration and clinical operations and the provision of one Company representative to visit the licensee's territory for an aggregate of 35 to 50 days within the first 270 days of the agreement and from one to four times annually thereafter for a maximum of ten days during each visit. Under its revised agreement which expires in October 2002 with a five-year renewable term, the Company will receive periodic royalty payments based upon the Japanese company's service revenues. Also included in the fiscal 1999 international franchise fees is $101 of such periodic royalties. Although the contract life has changed to expire in October 2002, the $1.2 million franchise fee has not changed. Also included in the fiscal 1999 international franchise fees was $59 pursuant to a master license fee agreement with a Brazilian company.

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

    In fiscal 1999, the Company acquired the rights to 18 home health care locations previously operated by licensees for aggregate consideration of $3.7 million which included cash paid of $2.1 million, liabilities assumed of $800 and the write-off of notes receivable of $800. Additionally, the Company acquired ten home health care businesses for aggregate consideration of approximately $800, including cash paid of $600 and liabilities assumed of $200. Included in the write-down of goodwill in the fourth quarter of fiscal 1999 (see
Note 2), was $2.7 million related to businesses acquired during fiscal 1999, consisting primarily of the purchase of the rights to operate locations previously operated by licensees.

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

    In connection with the fiscal 1999 and fiscal 1998 acquisitions, assets acquired and consideration paid was as follows:

                                                          1999     1998
                                                       --------  --------
 Fair value of assets acquired, net.................   $  4,498  $  4,904
 Net cash paid for acquired assets and stock .......     (2,844)   (3,724)
                                                       --------  --------
 Liabilities assumed and notes payable issued for
  acquisitions......................................   $  1,654  $  1,180
                                                       ========  ========

    The fair value of assets acquired is net of the write-off of notes receivable from ex-licensees of approximately $800.

8. FIXED ASSETS

    Fixed assets consist of the following:

                                                           FEBRUARY 28,
                                                       ------------------
                                                         1999      1998
                                                       --------  --------
Computer equipment and software (see Note 13) ......   $ 23,897  $ 11,196
Office equipment, furniture and fixtures............     12,177     7,490
Leasehold improvements..............................      1,303     1,106
Land and buildings..................................        106       106
                                                       --------  --------
          Total, at cost............................     37,483    19,898
Less accumulated depreciation and amortization......      9,496     8,276
                                                       --------  --------
          Fixed assets, net.........................   $ 27,987  $ 11,622
                                                       ========  ========

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

    During fiscal 1999, Staff Builders wrote off fixed assets of $911. This amount included assets related to closed locations of $384 and obsolete computer equipment of $527 which is included in restructuring costs and general and administrative expenses, respectively. During fiscal 1999 and fiscal 1998, the Company wrote off fully depreciated fixed assets of approximately $1.4 million and $1.7 million, respectively.

9. INTANGIBLE ASSETS, NET

    Intangible assets consist of the following amounts by business segment:


                                                      FEBRUARY 28,
                          ---------------------------------------------------------------------
                                         1999                               1998
                          ---------------------------------  ----------------------------------
                            GROSS    ACCUMULATED                GROSS    ACCUMULATED
                            COST    AMORTIZATION      NET       COST    AMORTIZATION     NET
                          --------  ------------   --------   --------  ------------  ---------
 Home health care .....   $ 14,052    $ (8,926)    $  5,126   $ 27,648    $ (9,064)   $ 18,584
                          --------    --------     --------   --------    --------    --------
 Supplemental
   staffing............     24,141      (2,176)      21,965     23,168      (1,457)     21,711
                          --------    --------     --------   --------    --------    --------
 Intangible assets ....   $ 38,193    $(11,102)    $ 27,091   $ 50,816    $(10,521)   $ 40,295
                          ========    ========     ========   ========    ========    ========

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

11. ACCRUED PAYROLL AND PAYROLL RELATED EXPENSES

    Accrued payroll and payroll related expenses consist of the following:

                               FEBRUARY 28,
                            ------------------
                              1999      1998
                            --------  --------
Accrued payroll...........  $  7,602  $  9,006
Accrued insurance.........    12,503    11,807
Accrued payroll taxes ....     4,072     5,882
Other.....................     1,573     1,457
                            --------  --------
          Total...........  $ 25,750  $ 28,152
                            ========  ========

    Beginning in January 1999, Staff Builders maintained most of its health insurance coverage under a self-insured policy. Health insurance consists of coverage for medical and prescription drug costs. Stop-loss coverage is maintained under specific excess loss insurance with a deductible of $100 per family and a specific reimbursement maximum of $900 per covered person. Essentially, Staff Builders is responsible for the first $100 in claims per covered family, and then each family member is covered for the balance of claims up to $1.0 million.

12. MEDICARE AND MEDICAID LIABILITIES

    Medicare and Medicaid liabilities include amounts payable or estimated to be payable to Federal or state government agencies as a result of the Company's participation in Medicare and Medicaid programs. These amounts consist of the following:

                                                             FEBRUARY 28,
                                                          ------------------
                                                            1999      1998
                                                          --------  --------
Medicare:
  Periodic interim payment liability ("PIP")(a) ........ $  18,959  $   4,595
  Completed audits(b)...................................    10,220         --
  Audits in process or net yet conducted(c).............    17,155      7,330
                                                         ---------  ---------
                                                            46,334     11,925
Medicaid:
  Completed assessments(d)..............................     4,600         --
  Assessments in process or not yet conducted(e) .......     6,347         --
                                                         ---------  ---------
                                                            10,947         --
                                                         ---------  ---------
          Total.........................................    57,281         --
Less current portion....................................   (22,673)   (11,925)
                                                         ---------  ---------
          Long-term Medicare and Medicaid liabilities... $  34,608  $      --
                                                         =========  =========

----------

(a) PIP liability represents amounts received from Medicare in excess of current volume of business which are scheduled to be repaid in 24 equal monthly installments beginning in May 1999.

(b) The fiscal intermediary has completed audits for which the Company has received a Notice of Provider Reimbursement. These audits consist of the fiscal 1997 audits of $6.8 million and the fiscal 1994 home office audit of $3.4 million.

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

13. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                 FEBRUARY 28,
                                                              -------------------
                                                                1999      1998
                                                              --------  ---------
Borrowings under a secured revolving line of credit(a).....   $ 26,681  $ 17,587
Borrowings under acquisition line of credit(a). ...........      8,680    11,836
Obligations under capital leases(b)............ ...........     20,000     6,606
Notes payable and other liabilities related to
  acquisitions(c).............................. ...........      5,043     5,225
Other note payable(d).......................... ...........      1,707     3,635
Chelsea notes payable(e)....................... ...........      1,098     2,283
                                                              --------  --------
          Total................................ ...........     63,209    47,172
Less current portion........................... ...........     43,460    10,664
                                                              --------  --------
          Long-term debt(f).................... ...........   $ 19,749  $ 36,508
                                                              ========  ========

----------

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

         Effective March 25, 1999, the bank established a separate and distinct borrowing base calculation which limited the maximum amount of borrowings for each of the home health care operations and the supplemental staffing operations to approximately $16.1 million and $15.5 million, respectively. Together with the current outstanding balance of $8.4 million under the acquisition line of credit, the aggregate maximum level of borrowings permitted remains at $40 million. From February 28, 1999 through May 28, 1999, the average outstanding balance under the secured credit facility was $38.1 million (See Note
         20).

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

(f)      Repayments of long-term debt at February 28, 1999 are due as follows:

                            OBLIGATIONS
                               UNDER
                              CAPITAL    OTHER
  YEARS ENDING FEBRUARY       LEASES      DEBT     TOTAL
  ---------------------     ----------- --------  -------
2000...................      $ 4,686    $ 38,774  $43,460
2001...................        4,689         370    5,059
2002...................        3,632         419    4,051
2003...................        2,996         386    3,382
2004...................        2,506         320    2,826
Thereafter.............        1,491       2,940    4,431
                             -------    --------  -------
          Total........      $20,000    $ 43,209  $63,209
                             =======    ========  =======

14. OTHER LIABILITIES

    Other liabilities consist of the following:

                                     FEBRUARY 28,
                                   ---------------
                                    1999     1998
                                   ------   ------
Accrued litigation(a)...........   $3,105   $1,168
Accrued acquisition cost(b) ....       --      700
Rent escalation liability(c) ...      751      883
Other...........................      869    1,249
                                   ------   ------
          Total.................   $4,725   $4,000
                                   ======   ======

----------

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

15. INCOME TAXES

    The provision (benefit) for income taxes consists of the following:

                                    YEARS ENDED
                      ----------------------------------------
                      FEBRUARY 28,  FEBRUARY 28,  FEBRUARY 28,
                          1999          1998          1997
                      ------------  ------------  ------------
Current:
  Federal............    $(1,733)      $ 1,051       $ 1,709
  State..............        554           377           558
Deferred.............      8,213        (7,292)          688
                         -------       -------       -------
          Total .....    $ 7,034       $(5,864)      $ 2,955
                         =======       =======       =======

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

    The deferred tax assets (liabilities) at February 28, 1999 and February 28, 1998 are comprised of the following:

                                                         FEBRUARY 28,
                                                     -------------------
                                                       1999        1998
                                                     --------    -------
Current:
  Allowance for doubtful accounts receivable.....    $   2,595   $ 1,215
                                                         8,492     1,961
  Accruals not currently deductible..............    ---------   -------
                                                        11,087     3,176
                                                       (11,087)       --
  Valuation allowance............................    ---------   -------
                                                             0     3,176
     Current.....................................    ---------   -------

Non-Current:                                             7,905     5,696
  Goodwill and intangible assets.................          324       409
  Revenue recognition............................         (888)     (972)
  Accelerated depreciation.......................        8,474       225
  Accruals not currently deductible..............           35         7
  Other assets (liabilities).....................        1,975        --
  Net operating loss carryforward................    ---------   -------
                                                        17,825     5,365
                                                       (17,825)       --
  Valuation allowance............................    ---------   -------
                                                             0     5,365
     Non-current.................................    ---------   -------
                                                     $       0   $ 8,541
          Total..................................    =========   =======

The non-current deferred tax assets are included in Other Assets on the accompanying balance sheet at February 28, 1998.

    The following is a reconciliation of the effective income tax rate to the Federal statutory rate:

                                                                        YEARS ENDED
                                                           ----------------------------------------
                                                           FEBRUARY 28,  FEBRUARY 28,  FEBRUARY 28,
                                                              1999          1998          1997
                                                           ------------  ------------  ------------
Federal statutory rate...................................     34.0%         34.0%         34.0%
State and local income taxes, net of Federal income
  tax benefit............................................      3.4           3.8           7.6
Write-off of goodwill and intangible assets..............     (3.9)        (12.3)         (0.2)
Tax credits..............................................      --            --           (0.4)
Goodwill amortization....................................     (0.3)         (1.1)          4.6
Reversal of prior year accrual...........................      --           (1.8)         (2.3)
Valuation allowance......................................    (43.8)          --            --
Other....................................................      --           (1.3)          0.7
                                                             -----         -----          ----
          Effective rate.................................    (10.6)%        21.3%         44.0%
                                                             =====         =====          ====

    The Company has a Federal net operating loss carryover of $4,550 which will expire in 2019.

16. COMMITMENTS AND CONTINGENCIES

    Approximate minimum annual rental commitments for the remaining terms of the Company's noncancellable operating leases relating to office space and equipment rentals are as follows:

                            HOME HEALTH  SUPPLEMENTAL
  YEARS ENDING FEBRUARY        CARE        STAFFING      TOTAL
  ---------------------     -----------  ------------  -------
2000...................       $ 4,532        $ 388     $ 4,920
2001...................         3,365          192       3,557
2002...................         2,433           17       2,450
2003...................         2,168            4       2,172
2004...................         2,023           --       2,023
Thereafter.............         2,918           --       2,918
                              -------        -----     -------
          Total........       $17,439        $ 601     $18,040
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

    On June 18, 1998, 6100 Cleveland, Inc., Orsinger Enterprises, Inc., and First Choice Medical Staffing, Inc., three former home care and staffing licensees (franchisees) of the Company in Ohio, commenced an action in the United States District Court for the Northern District of Ohio, Eastern Division against the Company's subsidiary, Staff Builders International, Inc. The action sought to recover damages and other relief alleging unpaid royalties, wrongful termination by the Company of the Franchise Agreement between the Company and the Plaintiffs, breach of contract and other damages. The Company answered the complaint and moved for a change of venue. On December 1, 1998, Plaintiffs without the required permission of the Court, filed a Second Amended Complaint alleging in addition to the allegations contained in the prior Complaint, claims under the Racketeer Influenced and Corrupt Organizations Act ("RICO"), claiming a series of deliberate and illegal actions designed to put certain Staff Builders franchisees out of business, as well as claims arising under New York and Ohio loss of business opportunity statutes. The Court granted the Company's motion to dismiss the RICO claims and other claims which allege violation of business law in New York, including the claim for money damages of $25 million, treble damages and all of the claims against the named executive officers of the Company. The Court allowed to stand certain claims which allege violation of the Ohio business opportunities statute relating to disclosure requirements. The Court also denied Plaintiffs' motion attempting to dismiss all of defendants' counter-claims and denied third party defendant's motion to dismiss the Company's third party complaint. A companion case, 6100 Columbus, Inc. v. Staff Builders International, Inc. was recently filed alleging breach of contract only. This case will probably be consolidated with the previous case.

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

    Although the Company cannot estimate the ultimate cost of its open legal matters with precision, it has recorded a loss accrual at February 28, 1999 and February 28, 1998 for the aggregate, estimated amount to litigate or resolve such matters. In the opinion of management, the outcome of pending litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations. However, unfavorable resolutions of these actions could have an adverse impact on liquidity. See Note 3 for a discussion of Staff Builders' accruals and contingencies with respect to Medicare and Medicaid liabilities. (See Note 3 for a discussion of Staff Builders accruals and contingencies with respect to Medicare and Medicaid liabilities).

17. STOCKHOLDERS' EQUITY

COMMON STOCK -- RECAPITALIZATION AND VOTING RIGHTS

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

                                                    FEBRUARY 28, FEBRUARY 28,  FEBRUARY 28,
                                                        1999         1998          1997
                                                    ------------ ------------  ------------
Net income (loss)-- as reported.................     $(73,086)    $(21,632)      $ 3,761
Net income (loss)-- pro forma...................      (73,099)     (22,075)        3,708
Basic earnings (loss) per share as reported.....        (3.16)       (0.90)          .16
Basic earnings (loss) per share pro forma.......        (3.16)       (0.92)          .16
Diluted earnings (loss) per share as reported...        (3.16)       (0.90)          .15
Diluted earnings (loss) per share pro forma.....        (3.16)       (0.92)          .15

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

    A summary of activity under the 1998 Stock Option Plan, the 1993 Stock Option Plan, the 1986 NQSO Plan and the 1983 ISO Plan is as follows:

                                                         OPTIONS
                                                       FOR SHARES  PRICE PER SHARE
                                                       ----------  ---------------
Options outstanding at February 29, 1996........       2,503,030   $1.63 to $6.38
Granted.........................................         222,500   $2.50 to $3.19
Exercised.......................................         (39,000)           $2.27
Terminated......................................        (213,500)  $2.19 to $6.38
                                                      ----------

Options outstanding at February 28, 1997........       2,473,030   $1.63 to $6.13
Granted.........................................         414,000   $2.28 to $2.50
Exercised.......................................          (5,000)           $2.19
Terminated......................................        (392,750)  $2.19 to $4.00
                                                      ----------
Options outstanding at February 28, 1998........       2,489,280   $1.63 to $6.13
Granted.........................................       1,880,333    $.50 to $2.06
Exercised.......................................         (20,000)           $1.75
Terminated......................................      (1,474,840)  $1.75 to $6.13
                                                      ----------
Options  outstanding  at February  28, 1999.....       2,874,773    $.50 to $3.00
                                                      ==========

    Included in the outstanding options are 148,169 ISO's and 900,440 NQSO's which were exercisable at February 28, 1999. The remaining options to purchase 1,826,164 shares become exercisable at various dates through December 2004.

    The following tables summarize information about stock options outstanding at February 28, 1999:

                              OPTIONS OUTSTANDING

                                             WEIGHTED
                                              AVERAGE      WEIGHTED
                                             REMAINING      AVERAGE
                               NUMBER    CONTRACTUAL LIFE  EXERCISE
RANGE OF EXERCISE PRICES     OUTSTANDING    (IN YEARS)       PRICE
------------------------     ----------- ----------------  ---------
$ .50 to $1.50..........     1,875,333          7.6         $  .50
$1.51 to $2.50..........       939,440          3.2         $ 1.84
$2.51 to $3.00..........        60,000          3.2         $ 3.00
                             ---------          ---         ------
                             2,874,773          6.1         $  .99
                             =========          ===         ======

                          OPTIONS EXERCISABLE

                                               WEIGHTED
                                                AVERAGE          WEIGHTED
                                               REMAINING         AVERAGE
                               NUMBER       CONTRACTUAL LIFE     EXERCISE
RANGE OF EXERCISE PRICES     EXERCISABLE      (IN YEARS)          PRICE
------------------------     -----------    ----------------    ---------
$ .50 to $1.50..........        49,169            9.8            $  .50
$1.51 to $2.50..........       939,440            3.2            $ 1.84
$2.51 to $3.00..........        60,000            3.2            $ 3.00
                             ---------            ---            ------
                             1,048,609            3.5            $ 1.84
                             =========            ===            ======

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

    A summary of activity under the 1994 Performance-Based Stock Option Plan is as follows:

                                                    OPTIONS
                                                   FOR SHARES   PRICE PER SHARE
                                                   ----------   ---------------
Options  outstanding  at February  28, 1996 ....   2,230,000    $            3.14
Granted.........................................           0                   --
Exercised.......................................           0                   --
Terminated......................................           0                   --
                                                  ----------
Options  outstanding  at February  28, 1997 ....   2,230,000    $            3.14
Granted.........................................   1,100,714    $   1.81 to $2.25
Exercised.......................................           0                   --
Terminated......................................     (50,000)   $            3.14
                                                  ----------
Options  outstanding  at February  28, 1998 ....   3,280,714    $   1.81 to $3.14
Granted.........................................   4,381,849    $    .53 to $2.16
Exercised.......................................           0                   --
Terminated......................................  (4,265,714)   $   1.81 to $3.14
                                                  ----------
Options  outstanding  at February  28, 1999 ....   3,396,849    $    .53 to $3.14
                                                  ==========

    The following tables summarize information about stock options issued under the 1994 Performance-Based Stock Option Plan outstanding at February 28, 1999:

                     OPTIONS OUTSTANDING

                                             WEIGHTED
                                              AVERAGE      WEIGHTED
                                             REMAINING      AVERAGE
                               NUMBER    CONTRACTUAL LIFE  EXERCISE
RANGE OF EXERCISE PRICES     OUTSTANDING    (IN YEARS)       PRICE
------------------------     ----------- ----------------  ---------
$ .53 to $ .59..........     3,341,849          9.8         $  .58
$ .60 to $2.15..........             0          --              --
$2.16 to $3.14..........        55,000          6.5         $ 2.90
                             ---------          ---         ------
                             3,396,849          9.7         $  .62
                             =========          ===         ======

                              OPTIONS EXERCISABLE

                                             WEIGHTED
                                              AVERAGE      WEIGHTED
                                             REMAINING      AVERAGE
                               NUMBER    CONTRACTUAL LIFE  EXERCISE
RANGE OF EXERCISE PRICES     EXERCISABLE    (IN YEARS)       PRICE
------------------------     ----------- ----------------  ---------
$ .53 to $ .59..........           0            --              --
$ .60 to $2.15..........           0            --              --
$2.16 to $3.14..........       40,000          5.6          $ 3.10
                               ------          ---          ------
                               40,000          5.6          $ 3.10
                               ======          ===          ======

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

    During fiscal 1999, the Company adopted an employee stock purchase plan (the "1998 Employee Stock Purchase Plan") which provides for the issuance of up to one million shares of its common stock. This plan replaces the 1993 Employee Stock Purchase Plan. The purchase price of the shares is the lesser of 90 percent of the fair market value at the enrollment date, as defined, or the exercise date. Since inception of this plan, a total of 96,634 shares were issued. The 1998 Employee Stock Purchase Plan has been indefinitely suspended and no further shares will be issued during the suspension.

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

COMMON SHARES RESERVED

    The following represents common shares reserved and available for issuance, at February 28, 1999, for options granted and outstanding warrants and employee stock purchases:

                                                                   AVAILABLE
                                                                      FOR
                                                        RESERVED   ISSUANCE
                                                       ---------  ----------
1994 Performance-Based Stock Option Plan. ..........   3,396,849       3,151
1998, 1993, 1986 and 1983 Stock Option Plans........   2,874,773   1,039,417
1998 Employee Stock Purchase Plan...................          --     903,366
Other...............................................      12,894          --
                                                       ---------   ---------
          Total.....................................   6,284,516   1,945,934
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

18. EARNINGS (LOSS) PER COMMON SHARE

    The following table sets forth the computation of the basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                                                         YEARS ENDED
                                                          --------------------------------------
                                                          FEBRUARY 28,  FEBRUARY 28, FEBRUARY 28,
                                                              1999          1998         1997
                                                          ------------  ------------ -----------
Numerator:
  Net income (loss)......................................   $(73,086)    $ (21,632)    $  3,761
                                                            ========     =========     ========
Denominator:
  Share reconciliation:
  Shares used for basic earnings (loss) per share .......     23,162        23,939       23,668
  Effect of dilutive items:
     Stock options.......................................         --            --          864
     Other...............................................         --            --           45
                                                            --------     ---------     --------
  Shares used for dilutive earnings (loss) per share ....     23,162        23,939       24,577
                                                            ========     =========     ========
Earnings (loss) per share:
  Basic..................................................   $  (3.16)    $   (0.90)    $   0.16
                                                            ========     =========     ========
  Diluted................................................   $  (3.16)    $   (0.90)    $   0.15
                                                            ========     =========     ========

    The number of antidilutive shares for the years ended February 28, 1999, 1998 and 1997 were 6,046, 5,812 and 2,702, respectively.

19. UNAUDITED QUARTERLY FINANCIAL DATA

    Summarized unaudited quarterly financial data for fiscal 1999 and 1998 are as follows (in thousands, except per share data):

                                                FIRST       SECOND        THIRD       FOURTH
                                               QUARTER      QUARTER      QUARTER      QUARTER
                                             -----------  -----------  -----------  -----------
                                             (RESTATED--  (RESTATED--  (RESTATED--  (RESTATED--
                                             SEE NOTE 1)  SEE NOTE 1)  SEE NOTE 1)  SEE NOTE 1)
Fiscal 1999
Revenues....................................  $111,281     $111,670     $107,883     $106,754
Gross profit................................  $ 34,897     $ 37,484     $ 35,301     $ 30,849
Net income (loss)...........................  $    (99)    $    135     $(45,370)    $(27,752)
Income (loss) per common share:
  Basic.....................................  $   0.00     $    .01     $  (1.99)    $  (1.18)
  Diluted...................................  $   0.00     $    .01     $  (1.99)    $  (1.18)
Weighted average number of common shares:
  Basic.....................................    23,647       22,526       22,846       23,577
  Diluted...................................    23,647       22,563       22,846       23,577

                                                FIRST       SECOND        THIRD       FOURTH
                                               QUARTER      QUARTER      QUARTER      QUARTER
                                             -----------  -----------  -----------  -----------
                                                                       (RESTATED--   (RESTATED--
                                                                        SEE NOTE 1)   SEE NOTE 1)
Fiscal 1998
Revenues..................................   $ 130,501     $131,617    $133,075      $131,480
Gross profit..............................   $  46,525     $ 47,548    $ 47,494      $ 46,881
Net income................................   $     849     $    989    $    975      $(24,445)
Income per common share:
  Basic...................................   $     .04     $    .04    $    .04      $  (1.02)
  Diluted.................................   $     .04     $    .04    $    .04      $  (1.02)
Weighted average number of common shares:
  Basic...................................      23,842       23,910      23,970        24,035
  Diluted.................................      24,080       24,246      24,388        24,035

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

20. SUBSEQUENT EVENTS (UNAUDITED)

    On September 17, 1999, Staff Builders sold its entire interest in Chelsea for total consideration of $17.5 million, subject to a post-closing net asset book value adjustment. Such consideration included $14.5 million received in cash and $3.0 million to be paid in cash upon completion of the Distribution, $500 of which is payable to a former principal of Chelsea. The proceeds received of $14.5 million were used to pay off $8.4 million of borrowings under Staff Builders' acquisition line of credit and $6.1 million was used to pay down the revolving line of credit, of which $4.6 million and $1.5 million paid down the home health care and ATC supplemental staffing division portions of the revolving line of credit, respectively. Staff Builders expects that there will be no material gain or loss from this transaction.

    On September 24, 1999, the home health care business of Staff Builders ("TLC") entered into an amended and restated loan and security agreement which expires on February 29, 2000. The TLC loan agreement provides for the home health care business to borrow up to a maximum of $17.0 million which shall be reduced to (i) $16.75 million on the earlier of: (A) October 29, 1999, or (B) the Distribution, (ii) $16.25 million thirty days after the date of the reduction set forth in clause (i) above, and (iii) $16.0 million thirty days after the date of the reduction set forth in clause (ii) above. TLC is permitted to borrow up to 80% of eligible accounts receivable, up to the maximum amount of the credit facility. Further, availability is reduced by a separate reserve in the amount of $750 until such time that a more favorable payment plan has been agreed upon in writing between TLC and HCFA, under terms and conditions acceptable to the bank. As of September 24, 1999, Staff Builders had borrowed an aggregate of $14.8 million under its TLC loan.

    The TLC loan bears interest at 2.0% over the prevailing prime lending rate (such rate being 8.25% as of September 27, 1999), a monthly collateral management fee of $8 and an unused fee of .375% per annum of the daily unused portion of the credit facility. Based on the outstanding borrowings at September 24, 1999, an increase of 1% in the prime rate would have the effect of increasing annual interest expense by approximately $150 thousand. TLC paid bank fees of $170 in connection with the execution of the loan agreement. Subsequently, TLC is required to pay facility fees of .875% of its then maximum revolving credit amount on November 30, 1999 and on December 30, 1999 and .5% in a facility fee of its then maximum revolving credit amount on January 31, 2000. If the loan is fully paid on a date prior to any of the foregoing dates, then TLC will not be required to make any of the payments on dates subsequent to the loan pay off date.

                                                                     SCHEDULE II

                      STAFF BUILDERS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                            YEARS ENDED
                                                             ----------------------------------------
                                                             FEBRUARY 28,  FEBRUARY 28,  FEBRUARY 28,
                                                                 1999          1998          1997
                                                             ------------  ------------  ------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Balance, beginning of period............................      $ 3,660       $ 2,800       $ 2,200
  Charged to costs and expenses...........................        9,109         4,800         2,740
  Addition from consolidation of majority-owned
     business.............................................           --            60            --
  Deductions..............................................       (5,769)       (4,000)       (2,140)
                                                                -------       -------       -------
  Balance, end of period..................................      $ 7,000       $ 3,660       $ 2,800
                                                                =======       =======       =======
ACCUMULATED AMORTIZATION OF INTANGIBLE ASSETS:
  Balance, beginning of period............................      $10,521       $ 9,126       $ 7,282
  Charged to costs and expenses...........................          581         2,601         2,503
  Write-off of fully amortized assets.....................           --        (1,206)         (659)
                                                                -------       -------       -------
  Balance, end of period..................................      $11,102       $10,521       $ 9,126
                                                                =======       =======       =======
DEFERRED INCOME (NETTED AGAINST FRANCHISE NOTES
  RECEIVABLE):
  Balance, beginning of period............................      $ 4,387       $ 5,600       $ 5,735
  Charged to notes receivable.............................          428            89           341
  Deductions..............................................       (2,333)       (1,302)         (476)
                                                                -------       -------       -------
  Balance, end of period..................................      $ 2,482       $ 4,387       $ 5,600
                                                                =======       =======       =======

                                   SIGNATURES

    Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 5 to this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      STAFF BUILDERS, INC.

                                      By:  /s/ Alan Levy
                                           -------------------------
                                           Alan Levy
                                           Chief Financial Officer and
                                           Vice President of Finance



Dated: May 12, 2000