Form 10-K
period 2000-02-29
STAFF BUILDERS INC /DE/
filed 2000-07-17
CIK 720480

                    SECURITIES AND EXCHANGE COMMISSION DRAFT

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2000.

                                       OR

[ ] TRANSITION REPORT SUBJECT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO ___________.

                         Commission File Number: 0-11380

                              STAFF BUILDERS, INC.
             (Exact name of Registrant as specified in its charter)

DELAWARE                                                11-2650500
---------------------------------          ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

1983 MARCUS AVENUE, LAKE SUCCESS, NY                     11042
----------------------------------------               ----------
(Address of Principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (516) 750-1600


Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act:

                      CLASS A COMMON STOCK, $.01 PAR VALUE
                      CLASS B COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                           Yes [X]          No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of the voting stock (Class A and Class B Common Stock, assuming conversions of Class B Common Stock into Class A Common Stock on a share for share basis) held by non-affiliates of the registrant based on the closing price of such stock on June 23, 2000 was $8,534,458.

The number of shares of Class A Common Stock and Class B Common Stock outstanding on June 23, 2000 was 23,338,912 and 292,885 shares, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

PART I.

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

Staff Builders, Inc. ("Staff Builders" or the "Company") is a Delaware corporation which was incorporated in New York in 1978 and reincorporated in Delaware in May 1983. Unless the context otherwise requires, all references to the "Company" include the company and its subsidiaries. The Company is a national provider of medical supplemental staffing services.

The Company's medical supplemental staffing services are provided through its wholly-owned subsidiary, ATC Healthcare Services, Inc. ("ATC"). The Company also provided information technology staffing services through its majority owned subsidiary, Chelsea Computer Consultants, Inc. ("Chelsea") until September 17, 1999 when it sold its entire interest in Chelsea. The Company acquired ATC in July 1994. In September 1996, the Company purchased 20.9% of the outstanding common stock of Chelsea and purchased an additional 60.9% in October 1997.

On September 17, 1999, prior to the spin-off of TLCS, the Company sold its entire interest in Chelsea for total consideration of $17.5 million. The $17.5 million of cash received was used to pay off approximately $8.4 million of borrowings under the Company's acquisition line of credit, approximately $4 million of borrowings under the Company's revolving line of credit and $500 thousand paid to a former principal of Chelsea. The remaining $4.6 million of cash was used to pay down Tender Loving Care Health Care Services, Inc. ("TLCS") revolving line of credit. The Company's interest in Chelsea was sold at a loss of approximately $1.1 million.

SPIN-OFF TRANSACTION

On March 22, 1999, the Company's Board of Directors approved a plan to separate its home health care business from its supplemental staffing business and to create a separate, publicly-traded company engaged exclusively in providing home health care services. To accomplish this separation of its businesses, the Company's Board of Directors established a new, wholly-owned subsidiary, TLCS, which acquired 100% of the outstanding capital stock of the Company's subsidiaries engaged in the home health care business. The spin-off was effected on October 20, 1999 through a pro rata distribution to the Company's stockholders of all the shares of common stock of TLCS owned the Company (the "Distribution"). The Distribution was made by issuing one share of TLCS common stock for every two shares of the Company's common stock outstanding on October 12, 1999 (the "Record Date). Based upon the 23,619,388 shares of the Company's common stock outstanding ("the Record Date"), 11,809,694 shares of TLCS common stock were distributed to holders of the Company's common stock after the spin-off. The Company's supplemental staffing business remained with the Company.

The Board of Directors believes that the spin-off was in the best interests of the Company and its stockholders. One of the principal benefits of the spin-off was the creation of a separate and distinct identity for the supplemental staffing business of the Company. This separation should allow financial analysts and institutional investors to better understand that business. It also enhanced the Company's ability to obtain financing outside an environment of tighter government regulation of the home health care industry and reduced government reimbursement for the provision of home health care services.

OPERATIONS

Revenues were $115.0 million, $94.7 million and $68.4 million in Fiscal 2000, 1999 and 1998, respectively. Revenue increased because of growth of existing licensees and the acquisition of new licensees.

The Company provides supplemental staffing to health care facilities through its network of 51 offices in 24 states, of which 48 are operated by 32 licensees and three are owned and operated by the Company (the "Staffing Division"). The Staffing Division offers its clients a skills list of qualified health care associates in over 55 job categories ranging from the highest level of specialty nurse including critical care, neonatal and labor and delivery, to medical administrative staff, including third party billers, administrative assistants, claims processors, collection personnel and medical records clerks. The nurses provided to clients include registered nurses, licensed practical nurses and certified nursing assistants. Allied health staffing includes mental health technicians, a variety of therapists (including speech, occupational and physical), radiology technicians and phlebotomists.

Clients rely on the Company to provide a flexible labor force to meet fluctuation in census and business and help the facility acquire a specifically needed skill. The Company's medical staffing professionals also fill in for absent employees and enhance a client's core staff with temporary workers during peak seasons.

Clients benefit from their relationship with the Company because of its expertise in providing properly skilled medical staffing employees to a facility in an increasingly tight labor market. The Staffing Division has developed a skills checklist for clients to provide information concerning a prospective employee's skill level. Clients also benefit from no longer having to concern themselves with the payment of employee wages, benefits, payroll taxes, workers compensation and unemployment insurance because these are processed through the Company.

The Staffing Division also operates a Travel Nurse Program whereby qualified nurses, physical therapists and occupational therapists are recruited on behalf of the clients who require such services on a long-term basis. These individuals are recruited from the United States and foreign countries, including Great Britain, Australia and New Zealand to perform services on a long-term basis in the United States.

The Staffing Division has contracted with a management entity for the recruitment of the foreign nurses. The management entity must arrange for the nurses' and therapists' immigration, licensing certifications as well as their living accommodations while employed in the United States.

When the Company first acquired the Staffing Division in 1994, its client base was composed predominantly of hospitals. Currently, the Staffing Division has expanded its client base to include nursing homes, physician practice management groups, managed care facilities, insurance companies, surgery centers, community health centers and schools. By diversifying its client list, the Company lessens the risk that regulatory or industry sector shifts in staffing usage will materially affect the Company's staffing revenues.

Approximately 30% of the supplemental staffing revenues are attributable to an ATC licensee operation located in Long Island, NY operated by a corporation, the majority of the stock of which is owned by two family members of the Company's executive officers.

During fiscal years 2000, 1999, and 1998, no single client accounted for more than 10% of the revenues of the Company.

LICENSEE PROGRAM

The Staffing Division's licensing program is one of the core differentiating factors between the Company and most of its competition. The program grants each licensee a vested interest in the success of both his or her individual branch as well as the Company as a whole. After paying an initial license fee of $19,500 in exchange for his or her own exclusive territory determined based on demographic, economic and competitive studies, the licensee is paid a royalty equal to approximately 60% of gross profit (in general, the difference between the amount so invoiced and the payroll and related expenses for such field employees). The licensee has the right to develop the territory to its fullest potential. For example, a licensee can open a satellite office in the area if they believe there will be an appropriate return on the investment. The licensee also handles marketing and recruiting within the assigned territory. The Company works closely with the licensee to ensure the best approach and strategy for the licensee and the profitability of the location. All locations must be approved by the Company prior to signing a lease. Various management reports are provided to the offices to assist them with ongoing analysis of their medical staffing operations. The Company pays and distributes the payroll for the direct service personnel who are all employees of the Company, administers all payroll withholdings and payments, bills the customers and receives and processes the accounts receivable. The licensees are responsible for providing an office and paying related expenses for administration including rent, utilities and costs for administrative personnel.

For Fiscal 2000, 1999 and 1998, total staffing licensee distributions of approximately $15.8 million, $12.3 million and $8.8 million, respectively, were included in the Company's general and administrative expenses.

The Company grants a ten-year initial license term. The licensee has an option to extend the term for two additional five-year renewal terms, subject to the licensee adhering to the operating procedures and conditions for renewal set forth in the licensee agreement. When the Company converts an independently owned staffing business into a licensee, the Company negotiates the terms of the conversion on a transaction-by-transaction basis, depending on the size of the business and the location.

Sales of licenses are subject to compliance with Federal and particular state franchise laws. If the Company fails to comply with the franchise laws, rules and regulations of the particular state relating to offers and sales of franchises, the Company will be unable to engage in offering or selling franchises in or from such state. To offer and sell franchises, the Federal Trade Commission requires the Company to furnish to prospective licensees a current franchise offering disclosure document. The Company has used a Uniform Franchise Offering Circular ("UFOC") to satisfy this disclosure obligation. The Company must update its UFOC annually or upon the occurrence of certain material events. If a material event occurs, the Company must stop offering and selling franchises until the UFOC is updated. In addition, certain states require the Company to register or file its UFOC with such states and to provide prescribed disclosures. The Company is required to obtain an effective registration of its franchise disclosure document in New York State and certain other registration states. The Company is currently updating its UFOC, and expects to file it with New York State in July 2000; therefore the Company is not currently offering any new franchises. Approval by New York State will enable the Company to offer the staffing franchise in 38 states. The Company expects to resume offering franchises in the summer of 2000.

PERSONNEL; RECRUITING AND TRAINING

The Company employs approximately 2000 individuals who render staffing services and approximately 230 full time administrative and management personnel. Approximately 160 of these administrative employees are located at the branch offices and 70 are located at the administrative offices in Lake Success, New York and Atlanta, Georgia.

The Company screens personnel to ensure that they meet all eligibility standards. This screening process includes skills testing, reference checking, professional license verification, personal interviews and a physical examination. In addition, new employees receive an orientation on the Company's policies and procedures prior to their initial assignment. The Company is not a party to any collective bargaining agreement and considers its relationship with its supplemental staffing employees to be satisfactory.

It is essential to recruit and retain a qualified staff of staffing associates who are available to be placed on assignment as needed. Besides advertising in the local classifieds and conducting local public relations projects, the Company's Staffing Division offers a variety of benefit programs to assist in recruiting high quality medical staffing professionals. This package provides employees access to medical, dental, life and disability insurance, a 401(k) plan, opportunities for Continuing Education Credits (CEUs), partnerships with various vendors for discount programs (e.g. uniforms, vacations and cruises, credit cards, appliances and cars), recognition programs and referral bonus programs. In addition, the Company provides its Staffing Division licensees a full-service human resources department to support the Staffing Division offices with policies and procedures as well as the day-to-day issues of the field staff.

SALES AND MARKETING

The Company begins a marketing education program as soon as a licensee becomes operational. This program details the entire sales process. The program stresses sales techniques, account development and retention as well as basic sales concepts and skills. Through interactive lectures, role plays and sales scenarios, participants are immersed in the sales program.

To provide ongoing sales support, the Company furnishes licensees with a variety of tools. A corporate representative is continuously available to help with prospecting, customer identification and retention, sales strategies, and developing a comprehensive office sales plan. In addition, various guides and brochures have been developed to focus a licensee's attention to critical areas in the sales process.

Each licensee in the Staffing Division is responsible for generating sales in his or her territory. Licensees are taught to do this through a variety of methods in order to diversify their sales conduits. The primary method of seeking new business is to call on health care facilities in the local area. Cold calls and referrals are often used to generate leads. Advertising in yellow page phone books is also utilized. Once granted an interview, the licensee is instructed to emphasize the highlights of the Company's services.

For Corporate-owned offices, the sales and marketing is very similar to an licensee operation, except the branch managers are more closely supervised than the licensee operations, who by the nature of being a licensee, personally have a financial interest in the success of their operation.

INSURANCE

The Company maintains errors and omissions insurance for the supplemental staffing division: medical professional and general liability insurance providing for coverage in a maximum amount of $1 million per claim, subject to a limitation of $3 million for all claims in any single year.

COMPETITION

The medical staffing industry is extremely fragmented, with numerous local and regional providers nationwide providing nurses and other staffing solutions to hospitals and other health care providers. As HMOs and other managed care groups expand, so too must the medical staffing companies that service those customers. In addition, momentum for consolidation is increasing among smaller players, often venture capital-backed, who are trying to win regional and even national accounts. Because the temporary staffing industry is dominated generally by large national companies that do not specialize in medical staffing, the Staffing Division management believes that its specialization will give it a competitive edge. In addition, its franchise program gives each licensee an incentive to compete actively in his or her local marketplace.

SERVICE MARKS

The Company believes that its service trademark and the ATC logo have significant value and are important to the marketing of its supplemental staffing services. These marks are registered with the United States Patent and Trademark Office. The ATC trademark will remain in effect through January 9, 2010 for use with nursing care services and healthcare services. These marks are each renewable for an additional ten-year period, provided the Company continues to use them in the ordinary course of business.

ITEM 2.   PROPERTIES

The Company's business leases its administrative facilities in Atlanta, Georgia and Lake Success, New York. The Lake Success office lease for approximately 12,000 square feet of office space expires on November 2007 and provides for a current annual rent of $282,840 and is subject to a 3.5% annual escalation. The Atlanta office lease for approximately 1,800 square feet of office space expires on March 2002 and provides for a current annual rent of approximately $39,800. The Company is also subletting an additional 1,900 square feet in an adjoining office to the current space for an annual rent of $39,000. The term expires in March 2001 with a renewal option. The Company believes that its administrative facilities are sufficient for its needs and that it will be able to obtain additional space as needed.

The Company's licensees lease substantially all of their locations from landlords unaffiliated with the Company or any of its executive officers or directors. There are currently 51 staffing offices including three operated by the Company and 48 licensee staffing offices operated by 32 licensees. One of the supplemental staffing offices operated by the Company subleases the office space from TLCS and one licensee office subleases the office space from the Company. The remaining licensee offices are owned by licensees or are leased by the licensee from third-party landlords. The Company believes that it will be able to renew or find adequate replacement offices for all leases which are scheduled to expire in the next twelve months at comparable costs.

ITEM 3.  LEGAL PROCEEDINGS

Albert Gallatin

On September 20, 1995, the United States Attorney for the Eastern District of Pennsylvania alleged that between 1987 and 1989, a corporation, substantially all assets and liabilities of which were acquired by a subsidiary of TLCS in 1993, submitted false claims to Medicare. The alleged false claims were made before TLCS acquired that corporation in 1993. There have been significant discussions with the office of the United States Attorney which TLCS believes are likely to lead to a settlement of the outstanding claims for approximately $600 thousand, the conclusion of which is pending final government approval of the payment and other settlement items. The Company is likely to be a signatory to any such settlement agreement; however, pursuant to agreement, the Company will be indemnified by TLCS for any obligations arising out of this matter.

Ali Waris

On July 17, 1998, the Federal government ordered that a complaint filed by Ali Waris, the former owner of a home health care agency purchased by the Company in 1993, be unsealed and served upon Staff Builders, Inc. and Targa Group, Inc., a former licensee (franchisee) of the Company. The government has elected not to intervene in the action, in which Mr. Waris claimed damages for alleged violations for the False Claims Act by the Company in connection with payments claimed by the Company on its cost report for consulting services. The case was dismissed pursuant to the Company's motion and Mr. Waris appealed. The appeal has been stayed by the Court pending finalization of a proposed settlement, whereby the cost report issues will be settled directly with the United States Government in exchange for the withdrawal of Mr. Waris' lawsuit. The Company is likely to be a signatory to any such settlement agreement; however, pursuant to agreement, the Company will be indemnified by TLCS for any obligations arising out of this matter.


The Company is a defendant in several civil actions which are routine and incidental to its business. The Company purchases insurance in such amounts which management believes to be reasonable and prudent.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of Fiscal 2000.

PART II.
ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK
          AND RELATED STOCKHOLDER MATTERS

(A)       MARKET INFORMATION

The Company has outstanding two classes of common equity securities: Class A Common Stock and Class B Common Stock. These two classes were created by a recapitalization of the Company's Common Stock that was completed in October 1995. The Company's Class A Common Stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board System under the symbol "SBLI."

The following table sets forth, for the indicated Fiscal periods, the high and low sale prices for the Class A Common Stock for each quarter during the Fiscal year ended February 28, 1999 and February 29, 2000, as reported by the Nasdaq National Market. Effective with the close of business on January 29, 1999, the Company's Class A Common Stock was delisted from the Nasdaq National Market and was immediately thereafter quoted on the OTC Bulletin Board.


                                                                     HIGH       LOW
Fiscal Year Ended February 28, 1999
1st quarter ended May 31, 1998                                      $2.47      1.28
2nd quarter ended August 31, 1998                                    1.69       .50
3rd quarter ended November 30, 1998                                   .87       .34
4th quarter ended February 28, 1999                                   .69       .09

Fiscal Year Ended February 29, 2000
1st quarter ended May 31, 1999                                       $.52      $.16
2nd quarter ended August 31, 1999                                     .53       .13
3rd quarter ended November 30, 1999                                   .48       .16
4th quarter ended February 29, 2000                                   .41       .17



There is no established public trading market for the Company's Class B Common Stock, which has ten votes per share and upon transfer is convertible automatically into one share of Class A Common Stock, which has one vote per share.

(B)       HOLDERS

As of July 12, 2000, there were approximately 292 holders of record of Class A Common Stock (including brokerage firms holding stock in "street name" and other nominees) and 413 holders of record of Class B Common Stock.

(C)       DIVIDENDS

Since its organization, the Company has not paid any dividends on its shares of Class A and Class B Common Stock. Management anticipates that for the foreseeable future all earnings will be retained for use in its business and, accordingly, it does not intend to pay cash dividends. The payment of dividends is subject to restriction under the current credit facility.

SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   FEBRUARY    FEBRUARY    FEBRUARY    FEBRUARY     FEBRUARY
                                                   29, 2000    28, 1999    28, 1998    28, 1997     29, 1996
                                                  ----------- ----------- ----------- ----------- ------------
CONSOLIDATED OPERATIONS DATA:
Revenues                                           $ 114,994    $ 94,694     $68,360    $ 42,770      $31,178
Income (loss) from continuing operations             (2,683)       (369)     (1.252)         429        (230)
Loss from discontinued operations                      (557)     (1,031)       (210)          --           --

Net income (loss)                                   $(3,240)    $(1,400)    $(1,462)      $  429     $  (230)

Income (loss) per common share-basic
     Income (loss) from continuing operations         $(.11)      $(.02)      $(.05)        $.02       $(.01)
     Loss from discontinued operations                 (.03)       (.04)       (.01)          --           --
                                                  ----------- ----------- ----------- ----------- ------------
     Net income (loss)                                $(.14)      $(.06)      $(.06)        $.02       $(.01)
                                                  =========== =========== =========== =========== ============
Income (loss) per common share - diluted:
     Income (loss) from continuing operations         $(.11)      $(.02)      $(.05)        $.02       $(.01)
     Loss from discontinued operations                 (.03)       (.04)       (.01)          --           --
                                                  ----------- ----------- ----------- ----------- ------------
     Net income (loss)                                $(.14)      $(.06)      $(.06)        $.02       $(.01)
                                                  =========== =========== =========== =========== ============
Weighted average common shares outstanding:
     Basic                                            23,623      23,162      23,939      23,668       23,598
     Diluted                                          23,623      23,162      23,939      24,577       25,504

CONSOLIDATED BALANCE SHEET DATA:

Total assets                                        $ 39,607     $45,004    $ 29,581    $ 22,009      $12,636

Long-term debt and other liabilities                  15,766          25      16,022       9,858        2,684

Total liabilities                                     28,914      31,689      21,270      12,713        4,199

Stockholders' equity                                  10,693      13,315       8,311       9,296        8,437



Staff Builders, Inc. did not pay any cash dividends on its common stock during any of the periods set forth in the table above. Certain prior period amounts have been reclassified to conform with the Fiscal 2000 presentation.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis provides information, which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

This discussion contains forward-looking statements that are subject to a number of known and unknown risks that, in addition to general economic, competitive and other business conditions, could cause actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements.

The Company is subject to significant external factors which could significantly impact its business. These factors could cause future results to differ materially from historical trends.

Results of Operation

Years Ended February 29, 2000 ("Fiscal 2000"), February 28, 1999 ("Fiscal 1999") and February 28, 1998 ("Fiscal 1998").

REVENUES: Total revenues increased by approximately $20.3 million or 21.4% to $115.0 million in Fiscal 2000 from $94.7 million in Fiscal 1999. This increase is due to an increase in revenues for certain locations which had already been in operation during Fiscal 1999 but were experiencing higher sales growth, and independent agencies which had joined the Company during various times throughout Fiscal 1999 and Fiscal 2000 and were operating for an entire year. Total revenues increased by approximately $26.3 million or 38.5% to $94.7 million in Fiscal 1999 from $68.4 million in Fiscal 1998. This increase is primarily due to the increase in the number of locations from 46 in Fiscal 1998 to 58 in Fiscal 1999.

SERVICE COSTS: Service costs were 77.1%, 78.0% and 78.3% of total revenues in Fiscal 2000, 1999 and 1998, respectively. Service costs represent the direct costs of providing services to patients or clients, including wages, payroll taxes, travel costs, insurance costs, medical supplies and the cost of contracted services.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased by approximately $5.0 million or 25.7% to $24.3 million in Fiscal 2000 from $19.3 million in Fiscal 1999. The increase is mainly related to the overall growth of the business. The Company pays royalties to its licensees based upon approximately 60% of the gross profit of the licensee office. The growth in revenues increased royalty expense by approximately $2.9 million or 39.7% to $10.2 million in Fiscal 2000 from $7.3 million in Fiscal 1999. The increase is also due to the Company hiring additional personnel because of its relocation of its corporate headquarters from Atlanta, Georgia to Lake Success, New York.

General and administrative expenses increased by approximately $7.3 million or 60.4% to $19.3 million in Fiscal 1999 from $12.0 million in Fiscal 1998. The main part of the increase is due growth of the business and increase in related royalty expense.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization expenses relating to fixed assets and intangible assets increased by approximately $89 thousand or 15.5% to $664 thousand in Fiscal 2000 from $575 thousand in Fiscal 1999. This increase is mainly due to the purchase and placing in service of approximately $3.6 million of computer equipment which was necessary to build the computer infrastructure to handle the current and future growth of the business. Charges for depreciation and amortization expenses decreased $117 thousand or 16.9% from $692 thousand in Fiscal 1998 to $575 thousand in Fiscal 1999. This decrease is mainly due to the reduction in the costs of amortizing goodwill created from acquisitions partially offset by the increase in depreciation of fixed asset additions.

INTEREST EXPENSE, NET: Interest expense was $1.2 million, $1.2 million and $751 thousand in Fiscal 2000, 1999 and 1998, respectively. Interest expense increased due to the level of borrowings of the Company in congruence with the increased levels of its accounts receivables generated through the growth in revenue.

RELOCATION EXPENSES: During Fiscal 2000, the Company incurred one-time relocation charges related to the expenses of moving its corporate offices from Atlanta, Georgia to Lake Success, New York. These costs primarily include travel and lodging, as well as the costs for the physical movement of Company's equipment and records to the New York location.

NON RECURRING SPIN-OFF AND FINANCING COSTS: During Fiscal 2000, the Company incurred one-time spin-off costs of approximately $700 thousand related to the spin-off of TLCS. These costs included legal fees, accounting fees, consultants and printing costs. In addition, the Company incurred one-time financing fees of approximately $400 thousand which were incurred because of the restructuring of the Company's borrowing agreement with its asset based lending institution necessitated by the spin-off of TLCS.

PROVISION (BENEFIT) FOR INCOME TAXES: The provision (benefit) for income taxes reflects an effective rate of 3.9%, (16.0%) and (31.2%) in Fiscal 2000, 1999 and 1998, respectively.

The provision from income taxes in Fiscal 2000 consists of state capital and minimum taxes. The book benefit for the net operating losses generated in Fiscal 2000 was offset by recording a valuation allowance. Such valuation allowance was recorded because management does not believe that the utilization of the tax benefits from operating losses, and other temporary differences are "more likely than not" to be realized, as required by generally accepted accounting principles (GAAP).

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $3.0 million for Fiscal 2000, which consisted primarily of the increase of accounts payable and accrued expenses of $5.1 million offset by cash provided from operations which consisted of the net loss of $(3.2) million which included non-cash items consisting primarily of depreciation and amortization of $664 thousand and provision for doubtful accounts of $651 thousand.

Net cash provided by investing activities was $4.8 million in Fiscal 2000, which consisted of the disposition of short term assets of discontinued operations of $4.2 million and disposition of long term assets of discontinued operations of $3.5 million offset by $2.9 million of fixed asset purchases.

Net cash used in financing activities was $7.6 million in Fiscal 2000, which consisted primarily of the decrease in the due under secured credit facility of $7.5 million.

Net cash used in operating activities was $7.6 million in Fiscal 1999, which consisted primarily of the increase in accounts receivable of $9.9 million and cash provided from operations which consisted of the net loss of $(1.4) million which included non-cash items consisting primarily of depreciation and amortization of $575 thousand and the increase to the allowance for doubtful accounts of $1.6 million. Offsetting these uses of cash was the increase in accounts payable and accrued expenses of $2.8 million.

Net cash used in investing activities was $500 thousand in Fiscal 1999, which consisted of the acquisition of short term assets from discontinued operations of $4.2 million, the acquisition of long term assets from discontinued operations of $3.5 million and the purchase of fixed assets of $1.2 million offset by the contribution of discontinued operations by TLCS of $8.6 million.

Net cash from financing activities was $7.4 million in Fiscal 1999 which consisted of the increase in the intercompany loan of $7.9 million offset by a $519 thousand reduction in bank debt. On September 17, 1999, the Company sold its entire interest in Chelsea for total consideration of $17.5 million. The cash received of $17.5 million was used to pay off approximately $8.4 million of borrowings under the Company's acquisition line of credit, approximately $4.0 of borrowings under the Company's revolving line of credit and $500 thousand paid to a former principal of Chelsea. The remaining $4.6 million of cash was used to pay down TLCS's revolving line of credit. The Company's interest in Chelsea was sold at a loss of approximately $1.1 million.

On September 24, 1999, the Company entered into an amended and restated loan and security agreement with a bank ("Loan Agreement") which expired on February 29, 2000. The Loan Agreement permitted the Company to borrow up to 75% of eligible accounts receivable, up to the maximum amount of $15 million. The borrowings under the credit facility bore interest at 2.0% over the prevailing prime lending rate. In addition, the Company paid a monthly collateral management fee of $3 thousand and .375% per annum of the daily unused portion of the credit facility. The Company paid bank fees of $170 thousand in connection with the execution of the Loan Agreement and facility fees of $131 thousand on November 30, 1999. The Company paid an additional $206 thousand of facility fees in Fiscal 2000.

In March 2000, the Company secured a new financing facility ("New Facility") with a new lending institution for a $20 million revolving loan. The New Facility was used to repay borrowings under the Loan Agreement. Under the New Facility, the Company may borrow up to $20 million based upon having sufficient collateral calculated at 85% of the Company's accounts receivable. Interest on the New Facility is 2% over the prevailing prime lending rate. There is also a
 .5% annual fee for the unused portion of the total loan availability.

The Company's working capital was $13.1 million at February 29, 2000.

Management believes that working capital generated from operations, together with other credit facilities, will be sufficient to meet the currently anticipated working capital and capital expenditure requirements of our operations.

EFFECT OF INFLATION

The rate of inflation was immaterial during Fiscal 2000. In the past, the effects of inflation on salaries and operating expenses have been offset by the Company's ability to increase its charges for services rendered. The Company anticipates that it will be able to continue to do so in the future. The Company continually reviews its costs in relation to the pricing of its services.

RECENTLY ISSUED ACCOUNTING STANDARDS

During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company does not engage in derivative or hedging activities and does not expect the adoption of this new accounting pronouncement to have a material effect, if any, on its financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by the inclusion of phrases such as "the Company anticipates", "the Company believes" and other phrases of similar meaning. These forward looking statements are based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The potential risks and uncertainties which would cause actual results to differ materially from the Company's expectations are as follows:

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

ATTRACTION AND RETENTION OF LICENSEES AND EMPLOYEES - Maintaining quality licensees, managers and branch administrators will play a significant part in the future success of the Company. The Company's professional nurses and other health care personnel are also key to the continued provision of quality care to the Company's patients. The possible inability to attract and retain qualified licensees, skilled management and sufficient numbers of credentialed health care professional and para-professionals and information technology personnel could adversely affect the Company's operations and quality of service. Also, because of the travel nurse program is dependent upon the attraction of skilled nurses from overseas, such program could be adversely affected by immigration restrictions limiting the number of such skilled personnel who may enter and remain in the United States.

SATISFACTORY FINANCING - The Company entered into the New Facility on March 29, 2000. Management cannot provide assurance that the Company will remain in compliance with the covenants of the new financing agreement. If the Company does not remain in compliance with the covenants, the bank could immediately call the amounts due under the New Facility and payable. If this were to happen, the Company would have to seek alternative financing, which may not be available on acceptable terms to the Company. The line of credit available to the Company is $20 million. Management cannot provide assurance that the available line of credit will be sufficient on a going forward basis to provide sufficient funds to operate the business.

YEAR 2000 - The Company has made upgrades to substantially all of its computer systems and equipment. The installation of these upgrades was completed in all material respects as of December 1999. Such upgrades served to satisfy the anticipated impacts of the so-called Year 2000 issue on our information technology systems. As of May 31, 2000, the Company has not experienced any materially important business disruptions or system failures as a result of Year 2000 issues, nor is it aware of any Year 2000 issues that have impacted its payor sources, suppliers or other significant third parties to an extent significant to the Company. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Consequently, there can be no assurance that unforeseen circumstances may not arise, or that the Company will not in the future identify equipment or systems which are not Year 2000 compliant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STAFF BUILDERS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

                                                                                             PAGE
INDEPENDENT AUDITORS' REPORT                                                                 F-1
CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as of
        February 29, 2000 and February 28, 1999                                              F-2

     Consolidated Statements of Operations
        for the Years ended February 29, 2000,
        February 28, 1999 and February 28, 1998                                              F-3

     Consolidated Statements of Stockholders' Equity
        for the Years ended February 29, 2000,
        February 28, 1999 and February 28, 1998                                              F-4

     Consolidated Statements of Cash Flows
        for the Years ended February 29, 2000,
        February 28, 1999 and February 28, 1998                                              F-5

     Notes to Consolidated Financial Statements                                              F-6

FINANCIAL STATEMENT SCHEDULE FOR THE YEARS ENDED
     FEBRUARY 29, 2000, FEBRUARY 28, 1999
     AND FEBRUARY 28, 1998

        II - Valuation and Qualifying Accounts                                               F-36

All other schedules were omitted because they are not required, not applicable or the information is otherwise shown in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Staff Builders, Inc.:

We have audited the accompanying consolidated balance sheets of Staff Builders, Inc. and subsidiaries (the "Company") as of February 29, 2000 and February 28, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 29, 2000. Our audits also included the financial statement schedule listed in the Table of Contents. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Staff Builders, Inc. and subsidiaries at February 29, 2000 and February 28, 1999, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/  Deloitte & Touche LLP

Jericho, New York
June 22, 2000

STAFF BUILDERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   FEBRUARY 29,      FEBRUARY 28,
                                                                                       2000              1999
                                                                                   ------------      ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                     $        394      $        197
     Accounts receivable, net of allowance
          for doubtful accounts of $2,528
          and $1,877, respectively                                                       25,653            26,270
     Prepaid expenses and other current assets                                              194               184
     Net short term assets of discontinued operations                                        --             4,225
                                                                                   ------------      ------------
               Total current assets                                                      26,241            30,876

FIXED ASSETS, net                                                                         4,892             1,539
GOODWILL AND OTHER INTANGIBLE ASSETS, net                                                 8,246             8,995
OTHER ASSETS                                                                                228               132
NET LONG TERM ASSETS OF DISCONTINUED OPERATIONS                                              --             3,462
                                                                                   ------------      ------------
TOTAL                                                                              $     39,607      $     45,004
                                                                                   ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                              $      2,201      $      2,660
     Accrued expenses                                                                     7,374             3,567
     Accrued payroll and payroll related expenses                                         3,341             2,174
     Current portion of long-term debt                                                      232                43
     Due under secured credit facility                                                       --            23,220
                                                                                   ------------      ------------
               Total current liabilities                                                 13,148            31,664

LONG-TERM DEBT                                                                              592                --
DUE UNDER SECURED CREDIT FACILITY                                                        15,149                --
OTHER LIABILITIES                                                                            25                25
                                                                                   ------------      ------------
TOTAL LIABILITIES                                                                        28,914            31,689
                                                                                   ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY:
     Common stock -
          Class A Common Stock - $.01 par value; 50,000,000 shares authorized;
          23,331,252 and 23,307,129 outstanding at February 29, 2000
          and February 28, 1999, respectively                                               233               233

          Class B Common Stock - $.01 par value; 1,554,936 shares authorized;
          300,545 and 312,251 outstanding at February 29, 2000
          and February 28, 1999, respectively                                                 3                 3
     Additional paid-in-capital                                                          13,522            12,904
     Retained earnings (accumulated deficit)                                             (3,065)              175
                                                                                   ------------      ------------
               Total stockholders' equity                                                10,693            13,315
                                                                                   ------------      ------------
TOTAL                                                                              $     39,607      $     45,004
                                                                                   ============      ============


                 See notes to consolidated financial statements

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                     Years Ended
                                                                    February 29,     February 28,      February 28,
                                                                       2000              1999               1998
                                                                   ------------      ------------      ------------
CONTINUING OPERATIONS:
REVENUES:

     Service revenues                                              $    114,994      $     94,505      $     68,205
     Sales of licensees and fees, net                                        --               189               155
                                                                   ------------      ------------      ------------
          Total revenues                                                114,994            94,694            68,360
                                                                   ------------      ------------      ------------


OPERATING EXPENSES:
     Service costs                                                       88,673            73,902            53,524
     General and administrative expenses                                 24,261            19,301            12,034
     Depreciation and amortization                                          664               575               692
     Interest expense, net                                                1,201             1,207               751
     Other expense, net                                                   1,364               148             3,178
     Relocation expenses                                                    270                --                --
                                                                   ------------      ------------      ------------
       Total operating expenses                                         116,433            95,133            70,179
                                                                   ------------      ------------      ------------

OPERATING LOSS                                                           (1,439)             (439)           (1,819)
OTHER EXPENSES:
    Non recurring spin-off and financing costs                            1,144                --                --
                                                                   ------------      ------------      ------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                      (2,583)             (439)           (1,819)

PROVISION (BENEFIT) FOR INCOME TAXES                                        100               (70)             (567)
                                                                   ------------      ------------      ------------

LOSS FROM CONTINUING OPERATIONS                                          (2,683)             (369)           (1,252)
                                                                   ------------      ------------      ------------

     Income (loss) from discontinued operations (net of income
       taxes of $284, $293, and $33 for the years ended
       February 29, 2000 and February 28, 1999 and 1998,
       respectively)                                                        580            (1,031)             (210)
     Loss on sale of discontinued operations                             (1,137)               --                --
                                                                   ------------      ------------      ------------
LOSS FROM DISCONTINUED OPERATIONS                                          (557)           (1,031)             (210)
                                                                   ------------      ------------      ------------

 NET LOSS                                                          $     (3,240)     $     (1,400)     $     (1,462)
                                                                   ============      ============      ============

LOSS PER COMMON SHARE - BASIC:
  Loss from continuing operations                                  $       (.11)     $       (.02)     $       (.05)
  Loss from discontinued operations                                        (.03)             (.04)             (.01)
                                                                   ------------      ------------      ------------
  Net loss                                                         $       (.14)     $       (.06)     $       (.06)
                                                                   ============      ============      ============

LOSS PER COMMON SHARE - DILUTED:
   Loss from continuing operations                                 $       (.11)     $       (.02)     $       (.05)
   Loss from discontinued operations                                       (.03)             (.04)             (.01)
                                                                   ------------      ------------      ------------
   Net loss                                                        $       (.14)     $       (.06)     $       (.06)
                                                                   ============      ============      ============
WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING
     Basic                                                               23,623            23,162            23,939
                                                                   ============      ============      ============
     Diluted                                                             23,623            23,162            23,939
                                                                   ============      ============      ============


                 See notes to consolidated financial statements

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                       RETAINED
                                                 COMMON STOCK            PREFERRED      ADDITIONAL     EARNINGS
                                          --------------------------       STOCK         PAID-IN     (ACCUMULATED
                                            SHARES          AMOUNT        CLASS A        CAPITAL       DEFICIT)        TOTAL
                                          ----------      ----------     ----------     ----------   ------------    ----------
Balances, March 1, 1997                   23,806,331      $      238     $        1     $    6,154    $    3,037     $    9,430

Additional common stock issued in
   connection with 1987 acquisition              171                                                                         --

Exercise of common stock warrants              5,000                                                                         --

Common stock issued-employee
  stock purchase plan                        254,101               2                                                          2

Net loss                                                                                                  (1,462)        (1,462)
                                          ----------      ----------     ----------     ----------    ----------     ----------

Balances, February 28, 1998               24,065,603             240              1          6,154         1,575          7,970

Contribution of Chelsea by TLCS                                                              8,597                        8,597

Additional common stock issued in
  connection with a 1987 acquisition          26,935                                                                         --

Exercise of stock options                     20,000                                                                         --

Purchase and retirement of common
   stock                                  (5,088,060)            (50)                                                       (50)

Conversion of preferred stock into
  common stock                             4,269,820              43             (1)                                         42

Common stock issued -  employee stock
   purchase plan                             325,082               3                                                          3

Net effect of liabilities transferred
   from TLCS                                                                                (1,847)                      (1,847)

Net loss                                                                                                  (1,400)        (1,400)

                                          ----------      ----------     ----------     ----------    ----------     ----------

Balances, February 28, 1999               23,619,380             236             --         12,904           175         13,315

Common stock issued                           12,417                                                                         --

Forgiveness of debt by TLCS                                                                    618                          618

Net loss                                                                                                  (3,240)        (3,240)
                                          ----------      ----------     ----------     ----------    ----------     ----------

Balances, February 29, 2000               23,631,797      $      236     $       --     $   13,522    $   (3,065)    $   10,693
                                          ==========      ==========     ==========     ==========    ==========     ==========

                 See notes to consolidated financial statements

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                                    YEARS ENDED
                                                                                    --------------------------------------------
                                                                                    FEBRUARY 29,    FEBRUARY 28,    FEBRUARY 28,
                                                                                        2000            1999            1998
                                                                                    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
            Net loss                                                                $   (3,240)     $   (1,400)     $   (1,462)
            Adjustments to reconcile net loss to net cash provided by (used in)
              operations:
                     Depreciation and amortization                                         664             575             692
                     Provision for doubtful accounts, net of
                     write-offs                                                            651           1,612              30
                     Deferred income taxes                                                  --            (439)         (1,233)
                     Write-off of goodwill and other intangibles                            --              --           3,010
                     Goodwill from acquisitions                                             --            (812)         (1,123)
            Change in operating assets and liabilities:
                     Accounts receivable                                                   (34)         (9,900)         (6,310)
                     Prepaid expenses and other current assets                             (10)            (31)            (66)
                     Other assets                                                          (96)            (12)             48
                     Accounts payable and accrued expenses                               5,082           2,827           3,519
                                                                                    ----------      ----------      ----------
                      Net cash provided by (used in) operating activities                3,017          (7,580)         (2,895)
                                                                                    ----------      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchases of fixed assets                                                   (2,902)         (1,219)           (230)
            Net short term assets of discontinued operations                            (5,497)          5,497              --
            Net long term assets of discontinued operations                             13,184         (13,184)             --
            Acquisitions, net of cash acquired                                              --            (225)         (2,062)
            Contribution of Chelsea by TLCS                                                 --           8,594              --
                                                                                    ----------      ----------      ----------
                      Net cash  provided (used in) by investing activities               4,785            (537)         (2,292)
                                                                                    ----------      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Reduction in bank debt                                                         (43)           (519)           (452)
            Principal repayments of capital leases                                          --              --            (109)
            Increase (decrease) in due under secured credit
            facility                                                                    (7,453)          7,941           5,943
                                                                                    ----------      ----------      ----------
                       Net cash (used in) provided by financing activities              (7,605)          7,422           5,491
                                                                                    ----------      ----------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      197            (695)            304

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            197             892             588
                                                                                    ----------      ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $      394      $      197      $      892
                                                                                    ==========      ==========      ==========

SUPPLEMENTAL DATA:

Cash paid for:
   Interest                                                                         $    1,896      $    1,282      $      762
                                                                                    ==========      ==========      ==========
   Income taxes                                                                     $       --      $       --      $       --
                                                                                    ==========      ==========      ==========
   Fixed assets purchased through capital leases                                    $      933      $       --      $       --
                                                                                    ==========      ==========      ==========

                 See notes to consolidated financial statements

STAFF BUILDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED FEBRUARY 29, 2000 ("FISCAL 2000"), FEBRUARY 28, 1999 ("FISCAL 1999") AND FEBRUARY 28, 1998 ("FISCAL 1998")

(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED OTHERWISE AND, FOR PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS - Staff Builders, Inc. and subsidiaries (the "Company") is a provider of supplemental staffing to health care facilities. The Company offers a skills list of qualified health care associates in over 55 job categories ranging from the highest level of specialty nurse including critical care, neonatal and labor and delivery, to medical administrative staff, including third party billers, administrative assistants, claims processors, collection personnel and medical records clerks. The nurses provided to clients include registered nurses, licensed practical nurses and certified nursing assistants. Allied health staffing includes mental health technicians, a variety of therapists (including speech, occupational and physical), radiology technicians and phlebotomists.

SPIN-OFF TRANSACTION AND FINANCIAL STATEMENTS - The Company separated its home health care business from its existing staffing business during October 1999. To accomplish this separation of its businesses, the Company's Board of Directors established a new, wholly-owned subsidiary Tender Loving Care Health Care Services, Inc ("TLCS"), which acquired 100% of the outstanding capital stock of the Company's subsidiaries engaged in the home health care business. The spin-off was effected through pro rata distribution to the Company's stockholders of all the shares of common stock of TLCS owned by the Company (the "Distribution"). The Distribution was made by issuing one share of TLCS common stock for every two shares of the Company's Class A and Class B common stock outstanding on October 12, 1999 (the "Record Date"). Based upon the 23,619,388 shares of the Company's common stock which was outstanding on the Record Date, 11,809,694 shares of TLCS common stock were distributed to holders of the Company's Class A and Class B common stock on or about October 20, 1999. The staffing business remained with the Company.

On October 13, 1999, the Company received notice from the Securities and Exchange Commission that its Registration Statement on Form 10 was cleared from further comments. Further, on October 20, 1999, the Company received consent from its current lending institution to complete the spin-off transaction. Because TLCS owned a majority of the operations, employees and assets of the historical business of the Company, the Distribution was treated as a "reverse spin-off" for financial reporting purposes under generally accepted accounting principles. Accordingly, the consolidated financial statements contained in this annual report have been restated from those previously reported by the Company to reflect a change in the reporting entity. The financial position and results of operations include only the supplemental staffing business owned by the Company and its majority owned subsidiary, Chelsea Computer Consultants, Inc. ("Chelsea") through September 17, 1999 (the date Chelsea was sold), all on a historical cost basis.

On September 17, 1999, prior to the spin-off of TLCS, the Company sold its entire interest in Chelsea for total consideration of $17.5 million. The cash received of $17.5 million was used to pay off approximately $8.4 million of borrowings under the Company's acquisition line of credit, approximately $4 million of borrowings under the Company's revolving line of credit and $500 thousand paid to a former principal of Chelsea. The remaining $4.6 million of cash was used to pay down TLCS's revolving line of credit. The Company's interest in Chelsea was sold at a loss of $1.1 million.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company for its fiscal year ending the last day in February. All material intercompany accounts and transactions have been eliminated.

A substantial portion of the Company's service revenues are derived under a unique form of franchising under which independent companies or contractors represent the Company within a designated territory. These licensees assign Company personnel including registered nurses and therapists to service the Company's clients using the Company's trade names and service marks. The Company pays and distributes the payroll for the direct service personnel who are all employees of the Company, administers all payroll withholdings and payments, bills the customers and receives and processes the accounts receivable. The licensees are responsible for providing an office and paying related expenses for administration including rent, utilities and costs for administrative personnel. The revenues and related direct costs are included in the Company's consolidated service revenues and operating costs.

The Company pays a monthly distribution or commission to its domestic licensees based on a defined formula of gross profit generated. Generally, the Company pays the licensees 60% of the gross profit attributable to such licensee. There is no payment to the licensees based solely on revenues.

For Fiscal 2000, 1999 and 1998, total distributions or commissions paid to licensees of approximately $15,800, $12,300 and $8,800, were included in the general and administrative expenses, respectively.


USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities in the financial statements. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include certificates of deposit and commercial paper purchased with original maturities of less than three months.


FIXED ASSETS

Fixed assets, consisting of equipment (primarily computer hardware and software), furniture and fixtures, and leasehold improvements, are stated at cost and depreciated from the date placed into service over the estimated useful lives of the assets using the straight-line method. The estimated useful lives of the related assets are generally five to seven years.

GOODWILL AND OTHER INTANGIBLE ASSETS

The excess of the purchase price and related acquisition costs over the fair market value of the net assets of the businesses acquired is amortized on a straight-line basis over periods ranging from five to twenty years. Intangible assets include customer lists, which are being amortized over five years on a straight-line basis.

The Company continually reviews long-lived assets for impairment and, if impaired, remeasures the assets at fair value, whenever events or changes in business circumstances indicate that the carrying value of such assets may not be recoverable. Indicators which reflect the existence of impairment to the carrying value of goodwill include cash flow deficits, a decrease in historic and anticipated revenue and operating results and a decrease in the fair value of some or all assets. Where negative indicators were present, the carrying value of goodwill and other long-lived assets were reviewed to determine if the assets will be recoverable, based on undiscounted estimated cash flows. During Fiscal 2000, the Company wrote off $433 of goodwill relating to a prior acquisition and had written off $0 and $3,010 in fiscal 1999 and 1998, respectively.

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

Revenues generated from the sales of licensees and initial licensee fees are recognized upon signing of the licensee agreement, if collectibility of such amounts is reasonably assured, since the Company has performed substantially all of its obligations under its licensee agreements by such date. In circumstances where a reasonable basis does not exist for estimating collectibility of the proceeds of the sales of licensees and initial license fees, such amounts are deferred and recognized as collections are made, utilizing the cost recovery method (see Note 2), or until such time that collectibility is reasonably assured.

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

NEW ACCOUNTING PRONOUNCEMENTS

During 1998, the FASB issued Statements of Financial Accounting Standards (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities". The Company does not engage in derivative or hedging activities and does not expect the adoption of this new accounting pronouncement to have a material effect, if any, on its financial condition or results of operations.

2. LICENSEE OPERATIONS

Notes receivable from licensees generally bear interest at the prevailing prime lending rate plus three percent and are generally payable over a term of ten years. The balance of these notes receivable at February 29, 2000 and February 28, 1999 amounted to $54 and $62, net of deferred income reflected as a valuation reserve for financial reporting purposes of $379 and $450, respectively. The net balances of these notes are included in Other Assets. Sales of licenses and fees, net reflect $0, $189 and $155 of initial license fees for Fiscal 2000, 1999 and 1998, respectively. The Company has performed substantially all of its obligations as required under the terms of its licensee agreements. Interest income on licensee notes receivable is netted against other expense.

On September 6, 1996, in connection with the acquisition of All Care Nursing Services Inc. ("All Care") (see note 4), a corporation acquired the rights to operate this business as a franchise and paid a fee of $75 to the Company. A majority of the stock of this corporation is owned by two family members of one of the Company's executive officers. The Company owed $100 to one of these family members. The monies were repaid in April 2000.


3. DISCONTINUED OPERATIONS

Discontinued operations represent Chelsea, an information technology staffing company, which was originally purchased by the Company on October 30, 1997 and was sold on September 17, 1999. Substantially all of the revenues and expenses related to the discontinued operations have been historically segregated on a specifically identified basis.

The assets and liabilities of Chelsea are classified on the balance sheet as of February 28, 1999 as "Net assets of discontinued operations" and consist of the following:

                                                                       February
                                                                       28, 1999
                                                                       --------
ASSETS
    Current assets:
    Cash and cash equivalents                                          $    487
    Accounts receivable                                                   5,508
    Other current assets                                                    628
                                                                       --------
       Total current assets                                               6,623

Fixed assets, net                                                            61
Goodwill and intangible assets, net                                      12,970
Other assets                                                                209
                                                                       --------
       Total assets from discontinued operations                         19,863
                                                                       ========

LIABILITIES
    Current liabilities
    Accounts payable and accrued expenses                                 2,398
    Current portion of long term debt                                     1,042
    Due under secured credit facility                                     8,680
                                                                       --------
        Total current liabilities                                        12,120

 Notes payable to shareholder                                                56
                                                                       --------
        Total liabilities from discontinued operations                   12,176
                                                                       ========


NET ASSETS FROM DISCONTINUED OPERATIONS                                $  7,687
                                                                       ========

The net revenues from Chelsea are included in the statements of operations as "Income (loss) from discontinued operations" and are summarized as follows:

                                        February 29/28
                              ------------------------------------
                               2000           1999           1998
                              ------         ------         ------
                               (a)                            (b)
Net revenues                 $18,399         $31,331        $6,970



(a) The net revenues of the discontinued operations reflects the period March 1, 1999 through September 17, 1999, the date of sale.
(b) The net revenues of the discontinued operations reflects the period October 30, 1997, the purchase date, through February 28, 1998.


4. ACQUISITIONS

On September 6, 1996, the Company acquired the assets of All Care, a provider of supplemental staffing services to medical establishments in the metropolitan New York area. The transaction was accounted for as a purchase for aggregate consideration of approximately $2.5 million, including cash paid of $ 1.3 million and a note payable of $1.2 million.

On September 1, 1997, the Company acquired the assets of Nursing Management Services (USA), Inc. ("NMS"), an affiliate of a U.K.-based company. NMS provides nursing professionals for long term assignment, away from the professional's domicile, often referred to as " travel nurses." This transaction was accounted for as a purchase for aggregate consideration of $2.7 million, including cash paid of $1.6 million and an estimated liability for an increase to the purchase price of $1.1 million, based upon the attainment of certain gross margin levels. During Fiscal 1999, the Company increased the estimated liability by $462 to $1.6 million, of which $580 was paid during the year. The balance of $1.0 million at February 28, 1999 was included in accrued expenses (see note 7). During Fiscal 2000, the Company paid $316 towards this liability, and reduced the remaining liability with the exception of $113 which is currently being accrued for at February 29, 2000 (see note 7). A reduction to goodwill in the amount of $433 was recorded in conjunction with the reduction of the liability. The Company made no significant acquisitions in Fiscal 2000 and 1999.


5. FIXED ASSETS

Fixed assets consist of the following:

                                               FEBRUARY 29,  FEBRUARY 28,
                                               ------------  ------------
                                                   2000          1999
                                                  ------        ------
Computer equipment and software                   $5,786        $1,470
Office equipment, furniture and fixtures             371           856
Leasehold improvements                                44            40
                                                      --            --
Total, at cost                                     6,201         2,366
Less accumulated depreciation
   and amortization                                1,309           827
                                                  ------           ---
Fixed assets, net                                 $4,892        $1,539
                                                  ======        ======

Computer equipment and software includes $2.7 million for computer equipment and year 2000 compliant software. $933 (with a net carrying value of $840) of such equipment is pursuant to a 30-month lease agreement which requires payments through June 2002 (see note 9). The combined cost of these systems will be amortized over the useful life of the software from the dates place into service, with the exception of the assets placed under capital lease which will be amortized over the life of the lease term.


6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

                                          February 29,                          February 28,
                              ----------------------------------    ----------------------------------
                                             2000                                  1999
                              ----------------------------------    ----------------------------------
                                Gross    Accumulated                 Gross      Accumulated
                                Cost     Amortization       Net       Cost      Amortization      Net
                                ----     ------------       ---       ----      ------------      ---
Intangible assets:            $ 10,271      $2,025        $8,246    $10,838        $1,843       $8,995
                              ========      ======        ======    =======        ======       ======


7. ACCRUED EXPENSES

Accrued expenses include $2.6 million and $1.6 million at February 29, 2000 and February 28, 1999, respectively, of accrued distributions payable to licensees.

8. ACCRUED PAYROLL AND PAYROLL RELATED EXPENSES

Accrued payroll and payroll related expenses consist of the following:

                                                    FEBRUARY 29,    FEBRUARY 28,
                                                       2000             1999
                                                    ------------    ------------
         Accrued payroll                               $1,571          $1,073
         Accrued payroll taxes                          1,725             903
         Other                                             45             198
                                                           --              --
         Total                                         $3,341          $2,174
                                                       ======          ======

9. BANK FINANCING ARRANGEMENTS

The Company historically relied on borrowings from TLCS to meet its financing needs. The Company and TLCS were co-obligors to a secured credit facility with a bank, which consisted of a revolving line of credit, an acquisition line of credit and a standby letter of credit facility with an aggregate limit of $40 million. For fiscal 1999, the total borrowings under the secured credit facility were recorded in the TLCS financial statements while the funds which TLCS provided to the Company were recorded in due under secured credit facility in the accompanying consolidated balance sheets. Amounts borrowed under the secured credit facility were collateralized by the stock of TLCS, the Company and its subsidiaries, and by liens on accounts receivable and substantially all other assets of TLCS, the Company and its subsidiaries.

On September 24, 1999, the Company entered into a loan agreement with the bank, pursuant to which the Company obtained a credit amount of $17.0 million bearing an interest rate of the prime rate plus two-percent. The amount of the credit facility was reduced to $15.0 million contemporaneous with the spin-off of TLCS (see note 1). The revolving maturity date of this facility, February 29, 2000, was extended on said date, to April 28, 2000 though an amendment of the agreement. In addition, the amount was increased to $16.5 million, which included a $500 thousand special advance rate. The amounts borrowed under the loan agreement were collateralized by liens on accounts receivable and substantially all other assets of the Company. In conjunction with the issuance of the amendment, the bank agreed to temporarily forbear from exercising their rights and remedies with respect to certain events of default allowing the bank to accelerate the amounts due. The balance outstanding on the agreement at February 29, 2000 was $15,149.

Subsequently, on March 29, 2000 the Company entered into the new facility for a $20 million revolving loan, whereby a portion of the proceeds were used to repay the loan agreement provided to the Company on February 29, 2000. The term of the facility is for three years, with interest bearing a rate of prime plus two-percent. The new facility is collateralized by a first priority lien on all of the Company's assets. The loan agreement has certain covenants which include tangible net worth and debt coverage ratios. The Company was in compliance with respect to the covenants of this secured credit.


10. LONG-TERM DEBT

Long-term debt consists of the following:


                                           FEBRUARY 29,   FEBRUARY 28,
                                           ------------   ------------
                                               2000           1999
                                               ----           ----
Notes payable related to acquisitions          $ --            $43
Obligations under capital leases                824             --
                                           ------------   ------------
Total                                           824             43
Less current portion                            232             43
                                           ------------   ------------
Long-term debt                                 $592             $0
                                           ============   ============

                                                     OBLIGATIONS
                                                    UNDER CAPITAL
        YEARS ENDING FEBRUARY 28,                      LEASES
        -------------------------                   -------------
        2001                                           $  327
        2002                                              436
        2003                                              218
                                                          ---
        Sub-total                                         981
          Less discount                                  (157)
                                                         ----
        Total                                            $824
                                                         ====

11. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                                                    YEARS ENDED
                                                      ----------------------------------------
                                                       FEBRUARY       FEBRUARY       FEBRUARY
                                                       29, 2000       28, 1999       28, 1998
                                                      ----------     ----------     ----------
    Current:
         Federal                                      $       --     $      366     $      539
         State                                               100            120            175
    Deferred                                                  --           (556)        (1,281)
                                                      ----------     ----------     ----------
    Total                                             $      100     $      (70)    $     (567)
                                                      ==========     ==========     ==========


The deferred tax assets at February 29, 2000 and February 28, 1999 are comprised of the following:

                                                                       FEBRUARY 29,        FEBRUARY 28,
                                                                          2000                1999
                                                                       ------------        ------------
         Current:
              Allowance for doubtful                                    $   1,026            $   762
                   accounts receivable
              Accruals not currently                                          842                214
                                                                        ---------            -------
                   Deductible
                   Current                                                  1,868                976
                                                                        ---------            -------
             Valuation allowance                                           (1,868)              (976)
                                                                        ---------            -------

         Non-Current:
              Revenue recognition                                              25                  3
              NOL carryforward                                                224                 --
              Other assets                                                  1,049              1,024
                                                                        ---------            -------
                   Non-current                                              1,298              1,027
                                                                        ---------            -------
         Valuation allowance                                               (1,298)            (1,027)
                                                                        ---------            -------

         Total                                                          $      --            $    --
                                                                        =========            =======


Historically, the Company filed a consolidated Federal income tax return including TLCS. TLCS funded the payments of all income taxes and charged the Company through the intercompany account. Because of the substantial uncertainties associated with the Company's ability to realize a deferred tax benefit due to its financial condition, the Company has provided a valuation allowance at February 29, 2000 and February 28, 1999 for the full amount of its deferred tax assets. The Company does not have any NOL carryforwards.

The following is a reconciliation of the effective income tax rate to the Federal statutory rate:


                                                                         YEARS ENDED
                                                            --------------------------------------
                                                            FEBRUARY       FEBRUARY       FEBRUARY
                                                            29, 2000       28, 1999       28, 1998
                                                            --------       --------       --------
         Federal statutory rate                                (34.0)%        (34.0)%        (34.0)%
         State and local income taxes, net
            of federal income tax benefit                       (5.5)           5.8            6.6
         Goodwill amortization                                    --             --            0.7
         Non-deductible spin-off costs                           9.7             --             --
         Valuation allowance for deferred
            income tax assets                                   33.0           12.2             --
         Other                                                                                (3.8)
                                                            --------       --------       --------
           Effective rate                                        3.9%         (16.0)%        (31.2)%
                                                            ========       ========       ========



12. COMMITMENTS AND CONTINGENCIES

a. Lease Commitments:

Approximate minimum annual rental commitments for the remaining terms of the Company's noncancellable operating leases relating to office space and equipment rentals are as follows:

             YEARS ENDING
            FEBRUARY 29/28                                 TOTAL
            --------------                                ------
                 2001                                     $  439
                 2002                                        426
                 2003                                        395
                 2004                                        398
                 2005                                        395
              Thereafter                                     990
                                                          ------
      Total                                               $3,043
                                                          ======

Certain leases require additional payments based upon property tax and maintenance expense escalations.

Aggregate rental expense for Fiscal 2000, 1999 and 1998 approximated $437, $245 and $237, respectively.

b. Employment Agreements:

On June 1, 1987, the Company entered into a five-year employment agreement with Stephen Savitsky to serve as Chief Executive Officer and Chairman of the Board of Directors of the Company under which Mr. Savitsky received an initial base salary (beginning in June 1987) of $200 per year, which base salary increases annually at the rate of ten percent plus any increase in the cost of living. Mr. Savitsky's employment agreement is automatically extended at the end of each year for an additional year and is terminable by the Company upon five years' notice. On October 20, 1999, the Company amended Mr. Savitsky's employment agreement pursuant to which Mr. Savitsky serves as Chairman of the Board and Chief Executive Officer of the Company and receives a base salary of $295. Mr. Savitsky's employment agreement provides that, upon a "change of control" of the Company and his termination of employment other than for his conviction of a felony, he will be entitled to receive a lump sum severance payment equal to 2.99 times his average annual compensation for the five calendar years prior to termination. Mr. Savitsky is required to devote approximately one-half of his business time to the affairs of the Company and his employment agreement provides that during the term of his employment and for a period of six months thereafter he will not compete with the Company.

On June 1, 1987, the Company entered into a five-year employment agreement with David Savitsky to serve as Secretary and Treasurer of the Company under which Mr. Savitsky received an initial annual base salary of $110 per year, which base salary increases annually at the rate of ten percent plus any increase in the cost of living. Mr. Savitsky's employment agreement is automatically extended at the end of each year for an additional year and is terminable by the Company upon five years' notice. On October 20, 1999, the Company amended Mr. Savitsky's employment agreement under which Mr. Savitsky now serves as President, Secretary and Chief Operating Officer of the Company and receives an annual base salary of $367. Mr. Savitsky's employment contract provides that upon a "change of control" of the Company or his termination of employment other than for his conviction of a felony, he will be entitled to receive a lump sum severance payment equal to 2.99 times his average annual compensation for the five calendar years prior to termination. Mr. Savitsky is required to devote approximately 80% of his business time to the affairs of the Company and his employment contract provides that during the term of his employment and for a period of six months thereafter, he will not compete with the Company.

On December 1, 1996, the Company entered into a three-year employment agreement with Edward Teixeira to serve as Senior Vice President, Franchising of a principal subsidiary of the Company under which Mr. Teixeira received an initial annual base salary of $175 per year, which base salary increases by $10 per annum. On April 15, 1999, Mr. Teixeira's existing agreement was terminated and was replaced by a new agreement. Under this new employment agreement, Mr. Teixeira serves as the Executive Vice President and Chief Operating Officer of a principal subsidiary of the Company and receives an annual base salary of $200 which increases by $10 per annum. He is also eligible for an annual bonus equal to 5% of the incremental pre-tax profit greater than 3% of the Company's net income before taxes. He is also eligible to receive an automobile allowance of $7 per annum. Under his employment agreement, Mr. Teixeira is obligated to devote his full business time to the affairs of the Company. Further, if within 12 months after a "change of control" Mr. Teixeira were terminated for any reason (other than the commission of a felony or the perpetration of fraud against the Company), he would then be entitled to receive an amount equal to twelve months' of his base salary. Mr. Teixeira's employment agreement provides that during the term of his employment and for a period of six months thereafter, he will not compete with the Company.

If a "change of control" were to occur prior to the next anniversary date of the respective employment agreements of Stephen Savitsky, David Savitsky and Edward Teixeira and their employment relationships with the Company were to terminate for reasons triggering the severance payments noted above, then the Company would be obligated to make lump sum payments to them in the approximate amounts of $883 and $1,098 to Stephen and David Savitsky and weekly installment payments of $4 for one year to Edward Teixeira, respectively. The lump sum severance payments payable after the end of the calendar year or the anniversary dates of the respective employment agreements, as the case may be, would change as a result of changes in such individuals' compensation. The term "change of control" as used in the employment agreements with the Company's executive officers refers to an event in which a person, corporation, partnership, association or entity (i) acquires a majority of the Company's outstanding voting securities, (ii) acquires securities of the Company bearing a majority of voting power with respect to election of directors of the Company, or (iii) acquires all or substantially all of the Company's assets.

c. Contingent Obligations:

Roger Jackson Pleasant v. Staff Builders Services, Inc. and Staff Builders, Inc.

The Company is contingently liable for a confession of judgement being paid by TLCS in favor of Roger Jackson Pleasant in the principal amount of approximately $2.6 million outstanding as of February 29, 2000. The annual installment on the obligation which is due on September 1, 2000 is $225. The Company is indemnified by TLCS pursuant to agreement for any liability arising out of this settlement.

BancOne Leasing Corporation

Pursuant to the terms of a Stipulation of Settlement dated January 14, 2000, the Company is contingently liable on equipment leases that total $1.2 million over a two-year period. Because the equipment is used in TLCS offices primarily, TLCS has entered into an Assumption Agreement whereby it agreed to assume responsibility jointly and severely with the original parties to the leases, which include the Company.

Chase Equipment Leasing, Inc.

The Company is a signatory on a Forbearance and Acknowledgement Agreement along with TLCS and all of its subsidiaries, pursuant to which TLCS will pay a total of $163 pursuant to monthly installments of $75 for equipment used by TLCS. TLCS and its subsidiaries are also guarantors under the Forbearance and Acknowledgement Agreement. If all payments due in calendar year 2000 are made by TLCS, Affidavits of Judgment for the existing indebtedness will be destroyed at the end of 2000.

d.       Litigation:

Albert Gallatin

On September 20, 1995, the United States Attorney for the Eastern District of Pennsylvania alleged that between 1987 and 1989, a corporation, substantially all assets and liabilities of which were acquired by a subsidiary of TLCS in 1993, submitted false claims to Medicare. The alleged false claims were made before TLCS acquired that corporation in 1993. There have been significant discussions with the office of the United States Attorney which TLCS believes are likely to lead to a settlement of the outstanding claims for approximately $600, the conclusion of which is pending final government approval of the payment and other settlement items. The Company is likely to be a signatory to any such settlement agreement; however, pursuant to agreement, the Company will be indemnified by TLCS for any obligations arising out of this matter.

Ali Waris

On July 17, 1998, the Federal government ordered that a complaint filed by Ali Waris, the former owner of a home health care agency purchased by the Company in 1993, be unsealed and served upon Staff Builders, Inc. and Targa Group, Inc., a former licensee (franchisee) of the Company. The government has elected not to intervene in the action, in which Mr. Waris claimed damages for alleged violations for the False Claims Act by the Company in connection with payments claimed by the Company on its cost report for consulting services. The case was dismissed pursuant to the Company's motion and Mr. Waris appealed. The appeal has been stayed by the Court pending finalization of a proposed settlement, whereby the cost report issues will be settled directly with the United States Government in exchange for the withdrawal of Mr. Waris' lawsuit. The Company is likely to be a signatory to any such settlement agreement; however, pursuant to agreement, the Company will be indemnified by TLCS for any obligations arising out of this matter.

The Company is a defendant in several civil actions which are routine and incidental to its business. The Company purchases insurance in such amounts which management believes to be reasonable and prudent. Although the Company cannot estimate the ultimate cost of its open legal matters with precision, in the opinion of management, the outcome of pending litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

13. STOCKHOLDERS' EQUITY

COMMON STOCK - RECAPITALIZATION AND VOTING RIGHTS

During Fiscal 1996, the shareholders approved a plan of recapitalization by which the existing Common Stock, $.01 par value, was reclassified and converted into either Class A Common Stock, $.01 par value per share, or Class B Common Stock, $.01 par value per share. Prior to the recapitalization, shares of Common Stock that were held by the beneficial owner for at least 48 consecutive months were considered long-term shares, and were entitled to ten votes for each share of stock. Pursuant to the recapitalization, long-term shares were converted into Class B Common Stock and short-term shares (beneficially owned for less than 48 months) were converted into Class A Common Stock. As a result of the recapitalization, 1,554,936 shares of Class B Common Stock were issued.

A holder of Class B Common Stock is entitled to ten votes for each share and each share is convertible into one share of Class A Common Stock (and will automatically convert into one share of Class A Common Stock upon transfer subject to certain limited exceptions). Except as otherwise required by the Delaware General Corporation Law, all shares of common stock vote as a single class on all matters submitted to a vote by the stockholders.

The recapitalization included all outstanding options and warrants to purchase shares of common stock which were converted automatically into options and warrants to purchase an equal number of shares of Class A Common Stock.

STOCK OPTIONS

The Company has adopted the disclosure provisions of the SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation expense has been recognized for the stock option plans. Had the Company recorded compensation expense for the stock options based on the fair value at the grant date for awards in Fiscal years ended 2000, 1999 and 1998 consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have reflected the following pro forma amounts:

                                                  FEBRUARY 29,        FEBRUARY 28,        FEBRUARY 28,
                                                     2000                1999                 1998
                                                  ------------        ------------        ------------
     Net loss-as reported                           $(3,240)            $(1,400)            $(1,462)
     Net loss-pro forma                              (3,583)             (1,413)             (1,905)
     Basic loss per share as reported                  (.14)               (.06)               (.06)
     Basic loss per share pro forma                    (.15)               (.06)               (.08)
     Diluted loss per share as reported                (.14)               (.06)               (.06)
     Diluted loss per share pro forma                  (.15)               (.06)               (.08)

Because the SFAS 123 method of accounting has not been applied to options granted prior to March 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for grants in Fiscal years 2000, 1999 and 1998, respectively, expected volatility of 146%, 142% and 56%; risk-free interest rate averaging 6.0%, 5.5% and 5.8%; and expected lives of 10 years for all.

During the year ended February 28, 1994 ("Fiscal 1994"), the Company adopted a stock option plan (the "1993 Stock Option Plan") under which an aggregate of one million shares of common stock options has been granted. The 1993 Stock Option Plan may be incentive stock options ("ISO's") or non-qualified options ("NQSO's"). The 1993 Stock Option Plan replaces the 1986 Non-Qualified Plan ("1986 NQSO Plan") and the 1983 Incentive Stock Option Plan ("1983 ISO Plan") which terminated in 1993 except as options then outstanding. Employees, officers, directors and consultants are eligible to participate in the 1993 Stock Option Plan. Options are granted at not less than the fair market value of the Common Stock at the date of grant.

A total of 2,227,750 stock options were granted under the 1993 Stock Option Plan, at prices ranging from $.50 to $3.87, of which 826,500 remain outstanding at February 29, 2000. Effective December 1, 1998, 914,750 of these options issued to certain employees under the 1993 Stock Option Plan were rescinded and the same number of new options at an option price of $.50 were reissued to these employees.

During Fiscal 1999, the Company adopted a stock option plan (the "1998 Stock Option Plan") under which an aggregate of two million shares of common stock are reserved for issuance upon exercise of options thereunder. Options granted under the 1998 Stock Option Plan may be ISO's or NQSO's. Employees, officers, directors and consultants are eligible to participate in the 1998 Stock Option Plan. Stephen Savitsky and David Savitsky, executive officers and directors of the Company, are not eligible to receive options under the 1998 Stock Option Plan. Options are granted at not less than fair market value of the Common Stock at the date of grant.

A total of 1,175,583 stock options were granted under the 1998 Stock Option Plan, at prices ranging from $.25 to $.50, of which 676,333 remain outstanding at February 29, 2000. Effective December 1, 1998, 117,550 options issued to certain employees under the 1983 ISO Plan and 31,250 options issued to certain employees under the 1986 NQSO Plan were rescinded and 148,800 Options at an option price of $.50 were issued to these employees under the 1998 Stock Option Plan.

A summary of activity under the 1998 Stock Option Plan, the 1993 Stock Option Plan, the 1986 NQSO Plan and the 1983 ISO Plan is as follows:

                                                  OPTIONS FOR
                                                     SHARES           PRICE PER SHARE
                                                  -----------         ---------------
Options outstanding at
     February 28, 1997                              2,473,030         $1.63 to $6.13
Granted                                               414,000         $2.28 to $2.50
Exercised                                              (5,000)        $2.19
Terminated                                           (392,750)        $2.19 to $4.00
                                                  -----------

Options outstanding at
     February 28, 1998                              2,489,280         $1.63 to $6.13
Granted                                             1,880,333         $.50 to $2.06
Exercised                                             (20,000)        $1.75
Terminated                                         (1,474,840)        $1.75 to $6.13
                                                  -----------
Options outstanding at
     February 28, 1999                              2,874,773         $.50 to $3.00
Granted                                               215,000         $.25 to $.47
Exercised                                                  --
Terminated                                           (707,500)        $.50 to $3.00
                                                  -----------
Options outstanding at February 29, 2000            2,382,273         $.25 to $2.06
                                                  ===========

Included in the outstanding options are 390,640 ISO's and 1,212,773 NQSO's which were exercisable at February 29, 2000. The remaining options to purchase 778,860 shares become exercisable at various dates through November 2008.

The following tables summarize information about stock options outstanding at February 29, 2000:

                                            OPTIONS OUTSTANDING
       ------------------------------------------------------------------------------------
                                                     WEIGHTED AVERAGE
                                                         REMAINING             WEIGHTED
       RANGE OF EXERCISE              NUMBER         CONTRACTUAL LIFE      AVERAGE EXERCISE
            PRICES                 OUTSTANDING          (IN YEARS)               PRICE
       -----------------           -----------       ----------------      ----------------
       $.25 to $.49                    215,000              9.5                   $.36
       $.50 to $1.50                 1,287,833              8.8                    .57
       $1.51 to $2.06                  879,440               .7                   1.82
                                   -----------       ----------------      ----------------
                                     2,382,273              5.9                  $1.01
                                   ===========       ================      ================

                                          OPTIONS EXERCISABLE
       ------------------------------------------------------------------------------------
                                                     WEIGHTED AVERAGE
                                                         REMAINING             WEIGHTED
       RANGE OF EXERCISE              NUMBER         CONTRACTUAL LIFE      AVERAGE EXERCISE
            PRICES                 EXERCISABLE          (IN YEARS)               PRICE
       -----------------           -----------       ----------------      ----------------
       $.25 to $.49                     80,000             9.5                   $.35
       $.50 to $1.50                   643,973             8.8                    .53
       $1.51 to $2.06                  879,440              .7                   1.82
                                   -----------       ----------------      ----------------
                                     1,603,413             4.4                  $1.23
                                   ===========       ================      ================


During the year ended February 28, 1995, the Company adopted a stock option plan (the "1994 Performance-Based Stock Option Plan") which provides for the issuance of up to 3,400,000 shares of its common stock. Executive Officers for the Company and its wholly-owned subsidiaries are eligible for grants. Performance-based stock options are granted for periods of up to ten year and the exercise price is equal to the average of the closing price of the common stock for the twenty consecutive trading days prior to the date on which the option is granted. Vesting of performance based options is during the first four years after the date of grant, and is dependent upon increases in the market price of the common stock.

Since inception a total of 7,712,563 stock options were granted under the 1994 Performance-Based Stock Option Plan, at option prices ranging from $.53 to $3.14, of which 3,251,849 remain outstanding at February 29, 2000. Effective December 1, 1998, 3,150,714 options issued to certain employees under the plan were rescinded and new options at option prices ranging from $.53 to $.59 were issued to these employees. All options outstanding as of February 29, 2000 will become exercisable on or before December 1, 2004.

A summary of activity under the 1994 Performance-Based Stock Option Plan is as follows:

                                                  OPTIONS FOR
                                                     SHARES           PRICE PER SHARE
                                                  -----------         ---------------
Options outstanding at
     February 28, 1997                              2,230,000         $3.14
Granted                                             1,100,714         $1.81 to $2.25
Exercised                                                  --         --
Terminated                                            (50,000)        $3.14
                                                  -----------

Options outstanding at
     February 28, 1998                              3,280,714         $1.81 to $3.14
Granted                                             4,381,849         $.53 to $2.16
Exercised                                                  --         --
Terminated                                         (4,265,714)        $1.81 to $3.14
                                                  -----------

Options outstanding at
     February 28, 1999                              3,396,849         $.53 to $3.14
Granted                                                    --
Exercised                                                  --
Terminated                                           (145,000)        $.53 to $3.14
                                                  -----------
Options outstanding at
     February 29, 2000                              3,251,849         $.53 to $.59
                                                  ===========

The following tables summarize information about stock options issued under the 1994 Performance-Based Stock Option Plan outstanding at February 29, 2000:

                                          OPTIONS OUTSTANDING
       ------------------------------------------------------------------------------------
                                                     WEIGHTED AVERAGE
                                                         REMAINING             WEIGHTED
       RANGE OF EXERCISE              NUMBER         CONTRACTUAL LIFE      AVERAGE EXERCISE
            PRICES                 OUTSTANDING          (IN YEARS)               PRICE
       -----------------           -----------       ----------------      ----------------

       $.53 to $.59                  3,251,489             8.8                   $.58


                                          OPTIONS EXERCISABLE
       ------------------------------------------------------------------------------------
                                                     WEIGHTED AVERAGE
                                                         REMAINING             WEIGHTED
       RANGE OF EXERCISE              NUMBER         CONTRACTUAL LIFE      AVERAGE EXERCISE
            PRICES                 EXERCISABLE          (IN YEARS)               PRICE
       -----------------           -----------       ----------------      ----------------

       $.53 to $.59                     0                  8.8                   $.59




During Fiscal 1994, the Company adopted an employee stock purchase plan (the "1993 Employee Stock Purchase Plan") which provided for the issuance of up to one million shares of its common stock. The purchase price of the shares is the lesser of 90 percent of the fair market value at the enrollment date, as defined in the plan, or the exercise date. All one million shares have been issued and the 1993 Employee Stock Purchase Plan has been terminated.

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

PREFERRED STOCK, CLASS A

During Fiscal 1999, the holders of all issued and outstanding shares of Class A Preferred (the "Preferred Stock") exchanged their Preferred Stock for 4,269,820 shares of Class A Common Stock. There are currently no outstanding shares of Preferred Stock.

COMMON SHARES RESERVED

The following represents shares of Class A Common Stock reserved and available for issuance, at February 29, 2000, for options granted, and outstanding warrants and employee stock purchase:

                                                                                           AVAILABLE
                                                                     RESERVED             FOR ISSUANCE
                                                                    ----------            ------------
  1994 Performance-Based Stock
       Option Plan                                                   3,251,849                 148,151
  1998, 1993, 1986 and 1983 Stock
       Option Plans                                                  2,382,273               1,323,667
  1998 Employee Stock Purchase Plan                                         --                 903,366
  Other                                                                    470                      --
                                                                    ----------            ------------
  Total                                                              5,634,592               2,375,184
                                                                    ==========            ============

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

14. EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of the basic and diluted earnings
(loss) per share:

                                                                        YEARS ENDED
                                                          -----------------------------------------
                                                          FEBRUARY        FEBRUARY         FEBRUARY
                                                          29, 2000        28, 1999         28, 1998
                                                          --------        --------         --------
Numerator:
     Net loss                                             $ (3,240)       $ (1,400)        $ (1,462)
                                                          ========        ========         ========

Denominator:
     Share reconciliation:
     Shares used for basic earnings
          loss per share                                    23,623          23,162           23,939
     Effect of dilutive items:
          Stock Options                                         --              --               --
          Other                                                 --              --               --
                                                                --              --               --
Shares used for dilutive earnings
     (loss) per share                                       23,623          23,162           23,939
                                                          ========        ========         ========

Earnings (loss) per share:
     Basic                                                $   (.14)       $   (.06)        $   (.06)
                                                          ========        ========         ========
     Diluted                                              $   (.14)       $   (.06)        $   (.06)
                                                          ========        ========         ========

15. UNAUDITED QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data for Fiscal 2000 and 1999 are as follows (in thousand, except per share data):

                                                                  FIRST         SECOND           THIRD            FOURTH
                                                                 QUARTER        QUARTER         QUARTER           QUARTER
                                                              -----------      ----------      ----------        ----------
Fiscal 2000
Service revenues                                              $    29,240      $   29,298      $   27,878        $   28,578
                                                              -----------      ----------      ----------        ----------
Income (loss) from continuing operations                              895             944          (4,417)(a)          (105)
Income (loss) from discontinued operations (1)                       (184)            302            (675)(b)            --
                                                              -----------      ----------      ----------        ----------
Net income (loss)                                                     711           1,246          (5,092)             (105)
                                                              -----------      ----------      ----------        ----------

Net income (loss) per common share-basic:
Income (loss) from continuing operations                      $       .04      $      .04      $     (.19)             (.00)
Income (loss) from discontinued operations                           (.01)            .01            (.03)               --
                                                              -----------      ----------      ----------        ----------
Net income (loss)                                             $       .03      $      .05      $     (.22)             (.00)
                                                              -----------      ----------      ----------        ----------

Net income (loss) per common share-diluted:
Income (loss) from continuing operations                      $      .047      $      .04      $     (.19)             (.00)
Income (loss) from discontinued operations                           (.01)            .01            (.03)               --
                                                              -----------      ----------      ----------        ----------
Net income (loss)                                             $       .03      $      .05      $     (.22)             (.00)
                                                              -----------      ----------      ----------        ----------


                                                                  FIRST         SECOND           THIRD            FOURTH
                                                                 QUARTER        QUARTER         QUARTER           QUARTER
                                                              -----------      ----------      ----------        ----------
Fiscal 1999
Service revenues                                              $    20,808      $   23,768      $   24,278        $   25,651
                                                              -----------      ----------      ----------        ----------
Income (loss) from continuing operations                              251             278             278            (1,176)
Loss from discontinued operations                                    (133)           (190)           (110)             (598)
                                                              -----------      ----------      ----------        ----------
Net  income (loss)                                                    118              88             168            (1,774)
                                                              -----------      ----------      ----------        ----------

Net income (loss) per common share-basic:
Income (loss) from continuing operations                      $       .01      $      .01      $      .01        $     (.05)
Loss from discontinued operations                                    (.00)           (.01)           (.00)             (.03)
                                                              -----------      ----------      ----------        ----------
Net income (loss)                                             $       .01      $      .00      $      .01        $     (.08)
                                                              -----------      ----------      ----------        ----------

Net income (loss) per common share-diluted:
Income (loss) from continuing operations                      $       .01      $      .01      $      .01        $     (.05)
Income (loss) from discontinued operations                           (.00)           (.01)           (.00)             (.03)
                                                              -----------      ----------      ----------        ----------
Net loss                                                      $       .01      $      .00      $      .01        $     (.08)
                                                              -----------      ----------      ----------        ----------


(1) The results of operations of the discontinued operations reflect the period from March 1, 1999 through September 17, 1999.

(a) During the third quarter of Fiscal 2000, the Company recorded an sales adjustment allowance of $1.0 million which was recorded as a reduction of revenues, a bad debt allowance of $1.0 million with was recorded as general and administrative expense and $1.1 million of non-recurring spin-off and financing costs which was recorded as a separate line item on the consolidated statement of operations.

(b) During the third quarter of Fiscal 2000, the Company had sold its Chelsea operation at a loss of $1,137.

                                                                    SCHEDULE II

STAFF BUILDERS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

                                                                                  YEARS ENDED
                                                                    ----------------------------------------
                                                                    FEBRUARY        FEBRUARY       FEBRUARY
                                                                    29, 2000        28, 1999       28, 1998
                                                                    --------        --------       --------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Balance, beginning of period                                         $ 1,877         $   265          $ 236

Charged to costs and expenses                                          3,234           2,733            180

Deductions                                                            (2,583)         (1,121)          (151)
                                                                     -------         -------          -----

Balance, end of period                                               $ 2,528         $ 1,877          $ 265
                                                                     =======         =======          =====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no such changes or disagreements.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth as to the nominees for election (shown by an asterisk), each other director and each executive officer: (1) such person's name; (2) the year in which such person was first elected (or designated) a director of the Company; (3) biographical information for the last five years;
(4) certain other directorships, if any, held by such person; and (5) such person's age.

                                         First
                                      Year Elected
Name                      Age         as Director
Stephen Savitsky           54            1983             A founder of the Company, Mr. Savitsky has served as
                                                          Chairman of the Board, Chief Executive Officer and a
                                                          Director of the Company since 1983 (and of its predecessor from 1978 to 1983), and as President of the Company from
                                                          November 1991 through November 1998. Since October 1999,
                                                          Mr. Savitsky has also served as the Chief Executive Officer and Director of  Tender Loving Care Health Care Services, Inc.
                                                          Mr. Savitsky is the brother of David Savitsky.

David Savitsky             52            1983             A founder of the Company, Mr. Savitsky has served as
                                                          President since December 1998 and as a Director of the
                                                          Company since 1983. In addition, Mr. Savitsky served as
                                                          Executive Vice President of the Company from December 1987 through November 1998 and as Chief Operating Officer of
                                                          the Company from April 1991 through November 1998. Since
                                                          October 1999, Mr. Savitsky has also served as Vice
                                                          Chairman, Government Relations and a Director of Tender
                                                          Loving Care Health Care Services, Inc. Mr. Savitsky is the
                                                          brother of Stephen Savitsky.

Jonathan Halpert, Ph.D     55            1983             Dr. Halpert was first elected a Director by the Board of
                                                          Directors in August 1987. He previously served as a Director of the Company from May 1983 until he resigned from the Board in February 1985. Dr. Halpert is a consultant in the area of deinstitutionalization of the mentally retarded and Chief
                                                          Executive Officer of the Camelot Community Residence Program.
                                                          Since October 1999, Dr. Halpert has also served as a Director of Tender Loving Care Health Care Services, Inc.

Bernard Firestone, Ph.D    51            1987             Dr. Firestone was elected a director by the Board of Directors in August 1987. He is the dean of the College of Liberal Arts and Sciences and professor of political science at Hofstra
                                                          University, where he has been teaching for 23 years. Since
                                                          October 1999, Dr. Firestone has also served as a Director of
                                                          Tender Loving Care Health Care Services, Inc.

Donald Meyers              71            1994             Mr. Meyers was elected a Director by the Board of Directors
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

Dale R. Clift              49            N/A              Mr. Clift has been the Senior Vice President, Financial
                                                          Strategy of the Company since October 1999.  Mr. Clift has served as President, Chief Operating Officer and Director of
                                                          Tender Loving Care Health Care Services since October 1999.
                                                          From February 1998 to October 1999, Mr. Clift was the Executive
                                                          Vice President and Chief Financial Officer of the Company.
                                                          In addition, from December 1998 to October 1999, Mr. Clift was the Chief Operating Officer of the Company. From January 1996
                                                          through February 1998, Mr. Clift provided consulting services to a number of companies, including several in the health care industry. From April 1994 through January 1996, Mr. Clift was
                                                          Executive Vice President of Rock Bottom Restaurants, Inc., a
                                                          restaurant operator.

Edward Teixeira               57     N/A                  Mr. Teixeira has been the Executive Vice President and Chief
                                                          Operating Officer of a principal subsidiary of the Company since
                                                          April 1999. From December 1990 to April 1999, Mr. Teixeira served as the Senior Vice President, Franchising of a principal subsidiary of the Company.

Alan Levy                     38     N/A                  Mr. Levy has been the Vice President of Finance, Chief Financial
                                                          Officer and Treasurer of the Company since April 2000.  From November
                                                          1999 through January 2000, Mr. Levy was Vice President and Chief
                                                          Accounting Officer of Espernet.com, a residential internet service provider.  From February 1997 to November 1999, Mr. Levy was the
                                                          Treasurer, Controller and Chief Accounting Officer of Globix
                                                          Corporation, a business internet service provider and computer equipment reseller.  From March 1994 to February 1997, Mr. Levy was the
                                                          Assistant to the Vice President - Finance of Del

                                                          Laboratories, Inc., a manufacturer and distributor of cosmetics and over-the-counter pharmaceuticals.

Joseph Murphy              42            N/A              Mr. Murphy was the Vice President of Finance and Chief
                                                          Financial Officer of the Company from May 1999 through
                                                          April 2000 and Controller - Financial Reporting of the
                                                          Company from April 1998 through April 1999.  From June
                                                          1987 through October 1997, Mr. Murphy held various
                                                          financial positions at Colorado Prime Corporation,
                                                          culminating as Vice President - Finance and Administration.
                                                          Mr. Murphy resigned his position with the Company effective
                                                          April 2000.

      COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own beneficially more than ten percent of the Class A Common Stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock. Officers, directors and persons owning more than ten percent of the Class A Common Stock or Class B Common Stock are required to furnish the Company with copies of all such reports. To the Company's knowledge, based on a review of copies of such reports furnished to the Company and written representations from its officers and directors that no other reports were required, during the Fiscal year ended February 29, 2000, all Section 16(a) filing requirements applicable to its executive officers, directors and persons owning beneficially more than ten percent of the Common Stock were complied with on a timely basis, except for the initial holdings statement for Mr. Murphy, the Company's former Vice President and Chief Financial Officer was not filed. Mr. Murphy resigned his employment with the Company in April 2000.

ITEM 11. EXECUTIVE COMPENSATION


SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the annual and long-term compensation for the last three Fiscal years of the Chief Executive Officer and other Executive Officers of the Company whose total annual salary and bonuses exceeded $100,000 ("Named Executive Officers").


                           SUMMARY COMPENSATION TABLE

                                                                              LONG-TERM
                                                                             COMPENSATION
                                                                                AWARDS
                                                    ANNUAL COMPENSATION      ------------
                                                  -----------------------     SECURITIES
                                                                 BONUS        UNDERLYING
NAME AND PRINCIPAL POSITION               YEAR     SALARY     COMPENSATION    OPTIONS (#)
Stephen Savitsky....................      2000    $494,277(1)      --                 --
  Chairman, and                           1999    $594,991         --          1,383,691
  Chief Executive Officer                 1998    $520,571         --            580,691
David Savitsky......................      2000    $383,002(2)      --                 --
  President, Secretary,                   1999    $426,131         --          1,383,691
  Chief Operating Officer                 1998    $377,016         --            580,691
Edward Teixeira.....................      2000    $206,512      $23,000          160,000
  Executive Vice President and            1999    $178,684      $30,625          102,800
  Chief Operating Officer of a            1998    $176,615      $19,375               --
  Principal Subsidiary
Joseph Murphy(3)....................      2000    $139,558         --                 --
  Vice President - Finance and            1999    $ 94,097         --             15,000
  Chief Financial Officer                 1998        --           --                 --

----------

(1) Mr. Savitsky received an additional $100,836 in compensation in Fiscal 2000 from Tender Loving Care Health Care Services, Inc. for which he also serves as Chairman and Chief Executive Officer.

(2) Mr. Savitsky received an additional $33,382 in compensation in Fiscal 2000 from Tender Loving Care Health Care Services, Inc. for which he also serves as Vice Chairman, Government Relations.

(3)      Mr. Murphy resigned his employment effective April 2000.

OPTION GRANTS TABLE

The following table sets forth information with respect to the Named Executive Officers concerning the grant of stock options during the Fiscal year ended February 29, 2000. The Company did not have during such Fiscal year, and currently does not have, any plans providing for the grant of stock appreciation rights ("SARs").

                                NUMBER OF     % OF TOTAL
                                SECURITIES    OPTIONS
                                UNDERLYING    GRANTED TO
                                OPTIONS       EMPLOYEES IN    EXERCISE OR   EXPIRATION       GRANT DATE(1)
           NAME                 GRANTED       FISCAL YEAR     BASE PRICE       DATE          PRESENT VALUE

Stephen Savitsky ............        --            --              --            --               --
David Savitsky ..............        --            --              --            --               --
Edward Teixeira(2)...........   100,000          46.5%        $   .34          2009          $33,000
Edward Teixeira (3)..........    60,000          27.9%        $   .41          2009          $24,000
Joseph Murphy ...............        --            --              --            --               --

----------

(1) The values shown were calculated utilizing the Black-Scholes option pricing model and are presented solely for the purpose of comparative disclosure in accordance with certain regulations of the Securities and Exchange Commission. This model is a mathematical formula used to value traded stock price volatility. The actual value that an executive officer may realize, if any, is dependent on the amount by which the stock price at the time of exercise exceeds the exercise price. There is no assurance that the value realized by an executive officer will be at or near the value estimated by the Black-Scholes model. In calculating the grant date present values, the Company used the following assumptions: (a) expected volatility of approximately 146%; (b) risk-free rate of return of approximately 6.0%; (c) no dividends payable during the relevant period; and (d) exercise at the end of a 10 year period from the date of grant.

(2) Issued under the 1998 Stock Option Plan. 33,334 are currently exercisable.

(3) Issued under the 1998 Stock Option Plan. 20,000 are currently exercisable.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUE
TABLE

The following table provides information concerning the number and value of stock options exercised during the Fiscal year ended February 29, 2000, and held at the end of such Fiscal year, by the Named Executive Officers. No SARs were exercised during such Fiscal year, and no SARs are held by any Named Executive Officer, because the Company does not have any plans providing for SARs.


                                                                NUMBER OF
                                                          SECURITIES UNDERLYING       VALUE OF UNEXERCISED
                                   SHARES                  UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS
                                  ACQUIRED                AT FEBRUARY 29, 2000        AT FEBRUARY 29,2000
                                     ON       VALUE     -------------------------   -------------------------
              NAME                EXERCISE   REALIZED   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
              ----                --------   --------   -------------------------   -------------------------
Stephen Savitsky................     --         --         532,500/1,582,191                 0/0
David Savitsky..................     --         --         518,500/1,582,191                 0/0
Edward Teixeira.................     --         --          60,001/187,779                   0/0
Joseph Murphy...................     --         --               0/15,000                    0/0

Each director who is not an officer or employee of the Company receives a fee of $10,000 per annum for service on the Company's Board of Directors. Directors who are officers or employees of the Company receive no fees for service on the Board.

EMPLOYMENT AGREEMENTS

On June 1, 1987, the Company entered into a five-year employment agreement with Stephen Savitsky to serve as Chief Executive Officer and Chairman of the Board of Directors of the Company under which Mr. Savitsky received an initial base salary (beginning in June 1987) of $200,000 per year, which base salary increases annually at the rate of ten percent plus any increase in the cost of living. Mr. Savitsky's employment agreement is automatically extended at the end of each year for an additional year and is terminable by the Company upon five years' notice. On October 20, 1999, the Company amended Mr. Savitsky's employment agreement pursuant to which Mr. Savitsky serves as Chairman of the Board and Chief Executive Officer of the Company and receives a base salary of $295,373. Mr. Savitsky's employment agreement provides that, upon a "change of control" of the Company and his termination of employment other than for his conviction of a felony, he will be entitled to receive a lump sum severance payment equal to 2.99 times his average annual compensation for the five calendar years prior to termination. Mr. Savitsky is required to devote approximately one-half of his business time to the affairs of the Company and his employment agreement provides that during the term of his employment and for a period of six months thereafter he will not compete with the Company.

On June 1, 1987, the Company entered into a five-year employment agreement with David Savitsky to serve as Secretary and Treasurer of the Company under which Mr. Savitsky received an initial annual base salary of $110,000 per year, which base salary increases annually at the rate of ten percent plus any increase in the cost of living. Mr. Savitsky's employment agreement is automatically extended at the end of each year for an additional year and is terminable by the Company upon five years' notice. On October 20, 1999, the Company amended Mr. Savitsky's employment agreement under which Mr. Savitsky now serves as President, Secretary and Chief Operating Officer of the Company and receives an annual base salary of $367,080. Mr. Savitsky's employment contract provides that upon a "change of control" of the Company or his termination of employment other than for his conviction of a felony, he will be entitled to receive a lump sum severance payment equal to 2.99 times his average annual compensation for the five calendar years prior to termination. Mr. Savitsky is required to devote approximately 80% of his business time to the affairs of the Company and his employment contract provides that during the term of his employment and for a period of six months thereafter, he will not compete with the Company.

On December 1, 1996, the Company entered into a three-year employment agreement with Edward Teixeira to serve as Senior Vice President, Franchising of a principal subsidiary of the Company under which Mr. Teixeira received an initial annual base salary of $175,000 per year, which base salary increases by $10,000 per annum. On April 15, 1999, Mr. Teixeira's existing agreement was terminated and was replaced by a new agreement. Under this new employment agreement, Mr. Teixeira serves as the Executive Vice President and Chief Operating Officer of a principal subsidiary of the Company and receives an annual base salary of $200,000 which increases by $10,000 per annum. He is also eligible for an annual bonus equal to 5% of the incremental pre-tax profit greater than 3% of the Company's net income before taxes. He is also eligible to receive an automobile allowance of $6,700 per annum. Under his employment agreement, Mr. Teixeira is obligated to devote his full business time to the affairs of the

Company. Further, if within 12 months after a "change of control" Mr. Teixeira were terminated for any reason (other than the commission of a felony or the perpetration of fraud against the Company), he would then be entitled to receive an amount equal to twelve months' of his base salary. Mr. Teixeira's employment agreement provides that during the term of his employment and for a period of six months thereafter, he will not compete with the Company.

If a "change of control" were to occur prior to the next anniversary date of the respective employment agreements of Stephen Savitsky, David Savitsky and Edward Teixeira and their employment relationships with the Company were to terminate for reasons triggering the severance payments noted above, then the Company would be obligated to make lump sum payments to them in the approximate amounts of $883,165 and $1,097,569 to Stephen and David Savitsky and weekly installment payments $3,846 for one year to Edward Teixeira, respectively. The lump sum severance payments payable after the end of the calendar year or the anniversary dates of the respective employment agreements, as the case may be, would change as a result of changes in such individuals' compensation. The term "change of control" as used in the employment agreements with the Company's executive officers refers to an event in which a person, corporation, partnership, association or entity (i) acquires a majority of the Company's outstanding voting securities, (ii) acquires securities of the Company bearing a majority of voting power with respect to election of directors of the Company, or (iii) acquires all or substantially all of the Company's assets.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of June 12, 2000 with respect to the beneficial ownership of the Company's Class A Common Stock, by (i) each person known to the Company who beneficially owns more than 5% of any class of voting securities of the Company, (ii) each director of the Company, (iii) the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group. None of the executive officers or directors of the Company beneficially own any of the Company's Class B Common Stock.

CLASS A COMMON STOCK

                                            AMOUNT AND NATURE OF
                                           BENEFICIAL OWNERSHIP(1)
                                   -------------------------------------
                                      NUMBER OF
                                      SHARES OF           PERCENTAGE OF
         NAME OF                       CLASS A             OUTSTANDING
    BENEFICIAL OWNER               COMMON STOCK(2)         VOTES OWNED
    ----------------               ----------------      ---------------
Stephen Savitsky(3)......          3,553,639(4,5)             14.8%
David Savitsky(3)........          3,370,437(6,7,8)           14.0%
Bernard J.
  Firestone(9) ..........              1,100                     *
Jonathan J.
  Halpert(9) ............                  0                     *
Donald Meyers(9) ........                  0                     *
Edward Teixeira(9) ......            126,667(10)                 *
S Squared Technology
  Corp.(11)..............          2,353,500                  10.1%
Dimensional Fund
  Advisors, Inc.(12).....          1,372,460                   5.9%
All executive officers
  and directors as a
  group (8 persons).....           6,391,841(13)              28.3%

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

(3) The address of each of these persons is c/o Staff Builders, Inc., 1983 Marcus Avenue, Lake Success, New York 11042. Each of these persons has sole power with respect to the voting and investment of the shares which he owns, except as follows: on November 1, 1991, Ephraim Koschitzki, a former executive officer and director of the Company, granted to Stephen Savitsky and David Savitsky a ten year revocable proxy to vote all shares of Common Stock now or hereafter owned of record by him. The Company believes that Mr. Koschitzki beneficially owns 225,440 shares of Class A Common Stock underlying options granted to him. As a result, (i) Stephen Savitsky has sole voting and investment power with respect to 2,555,739 shares of Class A Common Stock and has shared voting power with respect to the 225,440 shares of Class A Common Stock beneficially owned by Mr. Koschitzki and (ii) David Savitsky has sole voting and investment power with respect to 2,193,087 shares of Class A Common Stock and has shared voting power with respect to the 225,440 shares of Class A Common Stock beneficially owned by Mr. Koschitzki.

(4) Includes options to purchase 198,500 shares of Class A Common Stock under the 1993 Stock Option Plan and options to purchase 334,000 shares of Class A Common Stock under the 1986 Non-Qualified Stock Option Plan.

(5) Includes 240,000 shares of Class A Common Stock held by Stephen Savitsky's children. Mr. Savitsky disclaims beneficial ownership of these shares.

(6) Includes options to purchase 198,500 shares of Class A Common Stock under the 1993 Stock Option Plan and options to purchase 320,000 shares of Class A Common Stock under the 1986 Non-Qualified Stock Option Plan.

(7) Includes 7,450 shares of Class A Common Stock held by David Savitskys' wife. Mr. Savitsky disclaims beneficial ownership of these shares.

(8) Includes 273,800 shares of Class A Common Stock held by Mr. Savitskys' wife as trustee for the benefit of their three children and 135,000 shares of Class A Common Stock held directly by one of Mr. Savitsky's children. Mr. Savitsky disclaims beneficial ownership of these shares.

(9) The address of each of these persons is c/o Staff Builders, Inc., 1983 Marcus Avenue, Lake Success, New York 11042. Each of these persons has sole power with respect to the voting and investment of the shares which he owns.

(10) Includes options to purchase 6,667 shares of Class A Common Stock under the 1993 Stock Option Plan, options to purchase 53,334 shares under the 1998 Stock Option Plan and options to purchase an additional 20,000 shares exercisable under the 1998 Stock Option Plan.

(11) S Squared Technology Corp. ("S Squared"), a registered investment adviser, is located at 515 Madison Avenue, New York, New York 10022. Includes 2,041,500 shares of Class A Common Stock for which S Squared has sole voting and sole investment power and 212,000 shares of Class A Common Stock for which S Squared has shared voting and shared investment power. The shares are owned by limited partnerships for which S Squared is the sole general partner, by advisory clients of S Squared, and by Seymour Goldblatt, the principal of S Squared, and members of his family.

(12) Dimensional Fund Advisors, Inc. ("Dimensional"), a registered investment advisor, is located at 1299 Ocean Avenue, Santa Monica, California 90401. Dimensional is deemed to have beneficial ownership of 1,372,460 shares of Class A Common Stock, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, Dimensional Fund Advisors Inc. serves as investment manager for all of such entities, but Dimensional disclaims beneficial ownership of all such shares.

(13) Includes options to purchase 403,667 shares of Class A Common Stock under the 1993 Stock Option Plan, options to purchase 654,000 shares of Class A Common Stock under the 1986 Non Qualified Stock Option Plan and options to purchase 308,888 shares of Class A Common Stock under the 1998 Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stephen Savitsky and David Savitsky, who together own approximately 20% of the Company's common stock, also own approximately 20% of TLCS common stock. Also, five of the Company's directors are also directors of TLCS and two of the Company's directors are executive officers of TLCS. In addition, three executive officers of the Company are employed by TLCS, and two executive officers of TLCS are serving as consultants to the Company.

Distribution Agreement

The Company and TLCS have entered into a distribution agreement (the "Distribution Agreement") which provides for, among other things, mechanics of the spin-off of the home healthcare business of TLCS, cooperation regarding past matters and the allocation of responsibility for past obligations and certain obligations that may arise in the future.

The Distribution Agreement provides that each of the Company and TLCS will indemnify the other party and its affiliates from and against any and all damage, loss, liability and expense arising out of or due to the failure of the indemnitor or any of its subsidiaries to pay, perform or otherwise discharge any of the liabilities or obligations for which it is responsible under the terms of the Distribution Agreement, which include, subject to certain exceptions, all liabilities and obligations arising out of the conduct or operation of their respective business before, on or after the date of the spin-off. 50% of all costs and expenses of the Distribution incurred on or prior to the Distribution Date were to be paid by the Company and 50% were to be paid by TLCS. During the Fiscal year ended February 29, 2000, the Company incurred approximately $706,946 of distribution expenses.

Tax Allocation Agreement

The Company and TLCS have entered into a tax allocation agreement (the "Tax Allocation Agreement") to allocate certain tax liabilities between the Company and TLCS and their respective subsidiaries and to allocate responsibilities with respect to tax returns. Under the Tax Allocation Agreement, the Company and TLCS will each be responsible for the taxes allocated between the respective parties based on the legal entity on which the tax is imposed.

The Tax Allocation Agreement provides that if the Company is subject to any tax attributable to the Distribution, including by reason of the Distribution's failure to qualify under Section 355 of the Internal Revenue Service Code as a tax-free distribution, then the Company shall be responsible for any such tax. In the Tax Allocation Agreement, TLCS represented that it has no plan or intention to take certain specified actions which might adversely affect the tax-free status of the Distribution which include: (a) no plan or intention to liquidate, merge with another corporation or sell or otherwise dispose of its assets subsequent to the Distribution except in the ordinary course of business; (b) no plan involving the issuance or transfer of equity interests in TLCS following the Distribution other than issuances to employees and consultants of TLCS upon the exercise of stock options under its option plan; and (c) no plan or intention for the transfer or cessation of a substantial portion of the business of TLCS or other substantial change in the business of TLCS following the Distribution.

Transitional Services Agreement

The Company and TLCS have entered into an agreement pursuant to which TLCS furnishes various administrative services to the Company. The initial one-year term of the agreement expires on October 20, 2000. The agreement will automatically renew at the end of the initial term or any renewal term for successive three-month terms until terminated by either party upon written notice to the other party at least 90 days prior to the expiration of the applicable term. Fees payable by the Company to TLCS for such services are expected to be at the rate of 110% of the costs actually incurred. During the period October 20, 1999 to February 29, 2000, the Company was charged approximately $400,000 for services rendered pursuant to this agreement.

Employee Benefits Agreement

The Company and TLCS have entered into an employee benefits agreement (the "Employee Benefits Agreement") which sets forth the employee benefit plan arrangements that apply to those employees who became employees of TLCS as of the Distribution Date. The Employee Benefits Agreement requires that TLCS establish a 401(k) savings plan, welfare plans and stock purchase and option plans which are substantially the same in all respects to the corresponding plans maintained by the Company prior to the Distribution Date. TLCS has assumed, with certain exceptions, all liability and responsibility for providing continuation of health care coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA") to TLCS employees and any former employee of the home health care business prior to the Distribution. The Employee Benefits Agreement also provides for certain cross-indemnities with respect to the TLCS 401(k) plan and the Company 401(k) plan.

Trademark License Agreement

The Company and TLCS have entered into a license agreement pursuant to which the Company will license to TLCS the right to use the service marks Staff Builders and the Stick Figure Logo in connection with home health care services. The license is royalty-free and will continue for so long as TLCS uses such marks in connection with home health care services. Both parties will have a right of termination upon 30 days' prior written notice to the other party if such party materially breaches the agreement.

Effective September 8, 1996, DSS Staffing Corp. ("DSS") acquired a medical staffing services franchise from the Company for Nassau, Suffolk, Queens, Kings, New York, Bronx and Richmond counties in New York. Stuart Savitsky, son of Stephen Savitsky and Samuel Schreier, the son-in-law of Stephen Savitsky, each owns one third of the outstanding capital stock of DSS. As part of the franchise transaction, DSS paid a $75,000 franchise fee, agreed to make monthly payments of $10,500 for a period of five years and entered into a franchise agreement with the Company. The terms and conditions of the franchise agreement between the Company and DSS are substantially similar to those for other franchisees of the Company, except that the DSS franchisee agreement provides the franchise with two additional five-year renewal options.

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

Effective June 1998, Direct Staffing Inc. ("DS") acquired a medical staffing service franchise from the Company for Westchester and Rockland County and surrounding areas in New York. Steven Weiner, the son-in-law of Stephen Savitsky, owns 50% of the outstanding capital stock of DS. As part of the franchise transaction, DS paid a $19,500 franchise fee and entered into a franchise agreement with the Company. The terms and conditions of the franchise agreement between the Company and DS are substantially similar to those for other franchises of the Company.

In order to facilitate the acquisition of a franchise by a willing prospective franchisee, the Company will frequently accept a promissory note as consideration for the purchase from the Company of an existing branch location and will occasionally advance expenses to a franchisee. The Company's transactions with DSS, VTI and DS are consistent with this business purpose and with accommodations which have been granted to other, unaffiliated franchisees.

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

(B)      REPORTS ON 8-K

No reports on Form 8-K were filed by the Registrant for the quarter ended February 29, 2000.

(C)      EXHIBITS

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------
3.1           Restated Certificate of Incorporation of the Company, filed July
              11, 1998(A)

3.2           Certificate of Amendment to the Restated Certificate of
              Incorporation of the Company, filed August 22, 1991.(B)

3.3           Certificate of Amendment to the Restated Certificate of
              Incorporation of the Company, filed September 3, 1992.(A)

3.4           Certificate of Retirement of Stock of the Company, filed February
              28, 1994.

3.5           Certificate of Retirement of Stock of the Company, filed June 3,
              1994.(A)

3.6           Certificate of Designation, Rights and Preferences of the Class A
              Preferred Stock of the Company, filed June 6, 1994.(A)

3.7 Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed August 23, 1994.(A)

3.8 Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed October 26, 1995.(C)

3.9 Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed December 19, 1995.(D)

3.10 Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed December 19, 1995(D)

3.11          Amended and Restated By-Laws of the Company.(A)

4.1           Specimen Class A Common Stock Certificate.(E)

----------

See Notes to Exhibit

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------
4.2           Specimen Class B Common Stock Certificate.(F)

4.3 Non-Qualified Option Agreement, dated March 27, 1998 between the Company and Ephraim Koschitzki.(G)

10.1          1983 Incentive Stock Option Plan (incorporated by reference to
              Exhibit 18.1 to the Company's Registration Statement on Form S018,
              (File No. 1-83939NY), filed with the Commission on September 15,
              1983.

10.2          Amendment to the 1983 Incentive Stock Option Plan (adopted on May
              15, 1986).(A)

10.3          Amendment to the 1983 Incentive Stock Option Plan, dated January
              1, 1987.(A)

10.4          Amendment to the 1983 Incentive Stock Option Plan, dated as of
              December 1, 1987.(A)

10.5          Amendment to the 1983 Incentive Stock Option Plan, dated as of
              August 3, 1988.(A)

10.6          Amendment to the 1983 Incentive Stock Option Plan, dated as of
              August 8, 1990.(A)

10.7          Amendment to the 1983 Incentive Stock Option Plan, dated as of
              October 27, 1995.(H)

10.8          1986 Non-Qualified Stock Option Plan of the Company.(I)

10.9 First Amendment to the 1986 Non-Qualified Stock Option Plan, effective as of May 11, 1990.(A)

10.10         Amendment to the 1986 Non-Qualified Stock Option Plan, dated as of
              October 27, 1995.(J)

10.11         Resolutions of the Company's Board of Directors amending the 1983
              Incentive Stock Option Plan and the 1986 Non-Qualified Stock
              Option Plan, dated as of June 3, 1991.(A)

10.12         1993 Stock Option Plan of the Company.(A)

10.13 1998 Stock Option Plan of the Company (incorporated by reference to Exhibit C to the Company's Proxy Statement dated August 27,
              1998, filed with the Commission on August 27, 1998).

10.14         Amended and Restated 1993 Employee Stock Purchase Plan of the
              Company(K)

----------

See Notes to Exhibits

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
10.15              1998 Employee Stock Purchase Plan of the Company
                   (incorporated by reference to Exhibit D to the Company's
                   Proxy Statement dated August 27, 1998, filed with the
                   Commission on August 27, 1998).

10.18              1994 Performance-Based Stock Option Plan of the Company
                   (incorporated by reference to Exhibit B to the Company's
                   Proxy Statement, dated July 18, 1994, filed with the
                   Commission on July 27, 1994).

10.19              Stock Option Agreement, dated as of March 28, 1990, under the
                   Company's 1986 Non-Qualified Stock Option Plan between the
                   Company and Stephen Savitsky.(A)

10.20              Stock Option Agreement, dated as of June 17, 1991, under the
                   Company's 1986 Non-Qualified Stock Option Plan between the
                   Company and Stephen Savitsky.(A)

10.21              Stock Option Agreement, dated December 1, 1998, under the
                   Company's 1993 Stock Option Plan between the Company and
                   Stephen Savitsky.(L)

10.22              Stock Option Agreement, dated December 1, 998, under the
                   Company's 1994 Performance-Based Stock Option Plan between the Company and Stephen Savitsky.(A)

10.23              Stock Option Agreement, dated as of March 28, 1990, under the
                   Company's 1986 Non-Qualified Stock Option Plan between the
                   Company and David Savitsky.(A)

10.24              Stock Option Agreement, dated as of June 17, 1991, under the
                   Company's 1986 Non-Qualified Stock Option Plan between the
                   Company and David Savitsky.(A)

10.25              Stock Option Agreement, dated December 1, 1998, under the
                   Company's 1993 Stock Option Plan between the Company and
                   David Savitsky.(L)

10.26              Stock Option Agreement, dated December 1, 1998, under the
                   Company's 1994 Performance-Based Stock Option Plan between the Company and David Savitsky.(L)

10.27              Stock Option Agreement, dated December 1, 1998, under the
                   Company's 1993 Stock Option Plan, between the Company and
                   Edward Teixeira.(L)

----------

See Notes to Exhibit

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
10.28              Stock Option Agreement, dated December 1, 1998 under the
                   Company's 1994 Performance-Based Stock Option Plan, between the Company and Edward Teixeira.(L)

10.29              Stock Option Agreement, dated December 1, 1998, under the
                   Company's 1994 Performance-Based Stock Option Plan, between the Company and Edward Teixeira.(L)

10.30              Stock Option Agreement, dated December 1, 1998, under the
                   Company's 1998 Stock Option Plan, between the Company and
                   Edward Teixeira.(L)

10.31              Stock Option Agreement, dated December 1, 1998, under the
                   Company's 1994 Performance-Based Stock Option Plan, between the Company and Dale Clift.(L)

10.32              Stock Option Agreement, dated December 1, 1998, under the
                   Company's 1994 Performance-Based Stock Option Plan, between the Company and Dale Clift.(L)

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

10.38              Stock Option Agreement, dated December 1, 1998, under the
                   Company's 1998 Stock Option Plan, between the Company and
                   Willard T. Derr.

10.39              Employment Agreement, dated as of June 1, 1987, between the
                   Company and Stephen Savitsky.(A)

----------

See Notes to Exhibit


EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.40             Amendment, dated as of October 31, 1991, to the Employment
                  Agreement between the Company and Stephen Savitsky.(A)

10.41             Amendment, dated as of December 7, 1992, to the Employment
                  Agreement between the Company and Stephen Savitsky.(A)

10.42             Employment Agreement, dated as of June 1, 1987, between the
                  Company and David Savitsky.(A)

10.43             Amendment, dated as of October 31, 1991, to the Employment
                  Agreement between the Company and David Savitsky.(A)

10.44             Amendment, dated as of January 3, 1992, to the Employment
                  Agreement between the Company and David Savitsky.(A)

10.45             Amendment, dated as of December 7, 1992, to the Employment
                  Agreement between the Company and David Savitsky.(A)

10.47 Employment Agreement, dated as of February 9, 1998, between the Company and Dale R. Clift.(G)

10.48             First Amendment to Employment Agreement, dated as of December
                  1, 1998, to the Employment Agreement between the Company and Dale R. Clift.(L)

----------

See Notes to Exhibits


EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.54             Amended and Restated Loan and Security Agreement, dated as of
                  January 8, 1997, between the Company, its subsidiaries and
                  Mellon Bank, N.A.(N)

10.55             First Amendment to Amended and Restated Loan and Security
                  Agreement dated as of April 27, 1998, between the Company, its subsidiaries and Mellon Bank, N.A.(G)

10.56 Master Lease Agreement dated as of December 4, 1996, between the Company and Chase Equipment Leasing, Inc.(N)

10.57             Premium Finance Agreement, Disclosure Statement and Security
                  Agreement dated as of December 26, 1996, between the Company and A.I. Credit Corp.(N)

10.58             Agreement of Lease, dated as of October 1, 1993, between
                  Triad III Associates and the Company.(A)

10.59             First Lease Amendment, dated October 25, 1998, between
                  Matterhorn USA, Inc. and the Company.

10.60             Supplemental Agreement dated as of January 21, 1994, between
                  General Electric Capital Corporation, Triad III Associates and the Company.(A)

10.61             Agreement of Lease, dated as of June 19, 1995, between Triad
                  III Associates and the Company.(D)

10.62             Agreement of Lease, dated as of February 12, 1996, between
                  Triad III Associates and the Company.(D)

10.63             License Agreement, dated as of April 23, 1996, between
                  Matterhorn One, Ltd. and the Company.(N)

10.64             License Agreement, dated as of January 3, 1997, between
                  Matterhorn USA, Inc. and the Company.(N)

10.65             License Agreement, dated as of January 16, 1997, between
                  Matterhorn USA, Inc. and the Company.(N)

10.66             License Agreement, dated as of December 16, 1998, between
                  Matterhorn USA, Inc. and the Company.


----------

See Notes to Exhibits


EXHIBIT
NUMBER                          DESCRIPTION
------                          -----------

10.69 Stock Purchase Agreement, dated as of August 30, 1995, between Staff Builders Services, Inc., Medvisit, Inc. and
                  Roger Jack Pleasant.(D)

10.70             Asset Purchase and Sale Agreement, dated as of September 1,
                  1995, between the Company and Accredicare, Inc.(D)

10.71             Asset Purchase and Sale Agreement, dated as of September 6,
                  1996, by and among ATC Healthcare Services, Inc. and the Company and William Halperin and All Care Nursing Service,
                  Inc.(Q)

10.72 Stock Redemption Agreement, dated as of March 18, 1997, between the Company and American Home Care Management Corp.(N)

10.73             Stock Purchase Agreement by and among the Company and Raymond
                  T. Sheerin, Michael Altman, Stephen Fleischner and Chelsea
                  Computer Consultants, Inc., dated September 24, 1996.(M)

10.74             Amendment No. 1 to Stock Purchase Agreement by and among the
                  Company and Raymond T. Sheerin, Michael Altman, Stephen
                  Fleischner and Chelsea Computer Consultants, Inc., dated
                  September 24, 1996.(M)

10.75             Shareholders Agreement between Raymond T. Sheerin and Michael
                  Altman and Stephen Fleischner and the Company and Chelsea
                  Computer Consultants, Inc., dated September 24, 1996.(M)

10.76             Amendment No. 1 to Shareholders Agreement among Chelsea
                  Computer Consultants, Inc., Raymond T. Sheerin, Michael
                  Altman and the Company, dated October 30, 1997.(M)

10.77 Indemnification Agreement, dated as of September 1, 1987, between the Company and Stephen Savitsky.(A)

10.78 Indemnification Agreement, dated as of September 1, 1987, between the Company and David Savitsky.(A)



----------

See Notes to Exhibits


EXHIBIT
NUMBER                          DESCRIPTION
------                          -----------

10.79 Indemnification Agreement, dated as of September 1, 1987, between the Company and Bernard J. Firestone.(A)

10.80 Indemnification Agreement, dated as of September 1, 1987, between the Company and Jonathan Halpert.(A)

10.81 Indemnification Agreement, dated as of May 2, 1995, between the Company and Donald Meyers.(N)

10.82 Indemnification Agreement, dated as of May 2, 1995, between the Company and Edward Teixeira.(A)

10.84             Form of Medical Staffing Services Franchise Agreement.(D)

10.85 Forbearance and Acknowledgement Agreement, dated as of February 22, 2000, between TLCS, the Company and Chase
                  Equipment Leasing, Inc.

10.86 Stipulation and Settlement, dated January 14, 2000, between certain TLCS, ATC and Banc One Leasing Corporation.

10.89 Confession of Judgment, dated January 27, 2000, granted by a subsidiary of the Company, to Roger Jack Pleasant.First Lease
                  Amendment, dated October 28, 1998, between Matterhorn USA,
                  Inc. and the Company.(B)

10.90             Agreement and Release, dated February 28, 1997, between Larry
                  Campbell and the Company.(C) Confession of Judgment, dated
                  January 27, 2000, granted by the Company to Roger Jack
                  Pleasant.

10.91 Forbearance and Acknowledgement Agreement, dated as of February 22, 2000, between TLCS's subsidiaries, the Company and Chase Equipment Leasing, Inc. Agreement and Release, dated February 28, 1997, between Larry Campbell and the
                  Company.(C)

10.92 Distribution agreement, dated as of October 20, 1999, between the Company and TLCS.(S)

10.93 Tax Allocation agreement dated as of October 20, 1999, between the Company and TLCS.(S)

10.94             Transitional Services agreement, dated as of October 20,
                  1999, between the Company and TLCS.(S)

10.95 Trademark License agreement, dated as of October 20, 1999, between the Company and TLCS.(S)

10.96 Sublease, dated as of October 20, 1999, between the Company and TLCS.(S)


----------

See Notes to Exhibits


EXHIBIT
NUMBER                          DESCRIPTION
------                          -----------
10.97             Employee Benefits agreement, dated as of October 20, 1999, between the Company and TLCS.(S)

10.98 Amendment, dated as of October 20, 1999, to the Employment agreement between the Company and Stephen Savitsky.(T)

10.99 Amendment, dated as of October 20, 1999, to the Employment agreement between the Company and David Savitsky.(T)

10.100 Amendment, dated as of October 20, 1999, to the Employment agreement between the Company and Dale R. Clift.(T)

10.101 Termination and Release, dated as of October 20, 1999, of the Employment agreement between the Company and Willard T. Derr.(T)

10.102 Termination and Release, dated as of October 20, 1999, of the Employment agreement between the Company and Renee J. Silver.(T)

10.103 Consulting agreement dated as of October 20, 1999, between the Company and Willard T. Derr.(T)

10.104 Consulting agreement dated as of October 20, 1999, between the Company and Renee J. Silver.(T)

10.105            Second Amendment to ATC Revolving Credit Loan and Security
                  Agreement, dated October 20, 1999 between the Company and
                  Mellon Bank, N.A.(T)

10.106 Master Lease dated November 18, 1999 between the Company and Technology Integration Financial Services.*

10.107            Loan and Security Agreement between the Company and
                  Copelco/American Healthfund Inc. dated March 29, 2000.*

21.               Subsidiaries of the Company.*

24.               Powers of Attorney.*

27.               Financial Data Schedule.*

----------

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

(B) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-43728), dated January 29, 1992.

(C) Incorporated by reference to the Company's Form 8-K filed with the Commission on October 31, 1995.

(D) Incorporated by reference to the Company's exhibit booklet to it Form 10-K for the Fiscal year ended February 28, 1996 (file No. 0-11380), filed with the Commission on May 13, 1996.

(E) Incorporated by reference to the Company's Form 8-A filed with the Commission on October 24, 1995.

(F) Incorporated by reference to the Company's Form 8-A filed with the Commission on October 24, 1995.

(G) Incorporated by reference to the Company's exhibit booklet to its Form 10-K for the Fiscal year ended February 28, 1998 (File No. 0-11380), filed with the Commission on May 28, 1998.

(H) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-63941), filed with the Commission On November 2, 1995.

(I) Incorporated by reference to the Company's Registration Statement on Form S-4, as amended (File No. 33-9261), dated April 9, 1987.

(J) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-63939), filed with the Commission on November 2, 1995.

(K) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 3371974), filed with the Commission on November 19, 1993.

(L) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended November 30, 1997 (File No. 0-11380), filed with the Commission on January 19, 1999.

(M) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended November 30, 1997 (File No. 0-11380), field with the Commission on January 14, 1998.

(N) Incorporated by reference to the Company's exhibit booklet to its Form 10-K for the Fiscal year ended February 28, 1997 (File No. 0-11380), filed with the Commission on May 27, 1997.

                                NOTES TO EXHIBIT

(O) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended August 31, 1998 (File No. 0-11380), filed with the Commission on October 15, 1998.

(P) Incorporated by reference to the Company's Form 10 for the quarterly period ended May 31, 1998 (File No. 0-11380), filed with the Commission on July 15, 1998.

(Q) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended November 30, 1996 (File No. 0-11380), filed with the Commission on January 14, 1997.

(R) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended November 30, 1999 (File No. 0-11380), filed with the Commission on January 19, 2000.

(S) Incorporated by reference to Tender Loving Care Health Care Services Inc.'s Form 10-Q for the quarterly period ended August 31, 1999 (File No. 0-25777) filed with the Commission on October 20, 1999.

(T) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended August 31, 1999 (File No. 0-11380) filed with the Commission on October 20, 1999.

*        Incorporated herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STAFF BUILDERS, INC.
                                          By:  /s/  STEPHEN SAVITSKY
                                               -----------------------------
                                               Stephen Savitsky
                                               Chairman of the Board
                                               and Chief Executive Officer

Dated:  July 17, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    SIGNATURE                              TITLE                                DATE
    ---------                              -----                                ----
/s/ STEPHEN SAVITSKY                  Chairman of the Board               July 17, 2000
--------------------------            and Chief Executive Officer
Stephen Savitsky                      (Principal Executive
                                      Officer) and Director

/s/  DAVID SAVITSKY                   President, Secretary                July 17, 2000
--------------------------            and Director
David Savitsky

/s/  ALAN LEVY                        Vice President, Finance,            July 17, 2000
--------------------------            Chief Financial Officer and
Alan Levy                             Treasurer (Principal Financial
                                      and Accounting Officer)

         *                            Director                            July 17, 2000
--------------------------
Bernard J. Firestone, Ph.D

         *                            Director                            July 17, 2000
--------------------------
Jonathan Halpert, Ph.D.

         *                            Director                            July 17, 2000
--------------------------
Donald Meyers

*By:     /s/  STEPHEN SAVITSKY
         ---------------------
         (Stephen Savitsky,
         Attorney-in-Fact)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
3.1               Restated Certificate of Incorporation of the Company, filed
                  July 11, 1998(A)

3.2               Certificate of Amendment to the Restated Certificate of
                  Incorporation of the Company, filed August 22, 1991.(B)

3.3               Certificate of Amendment to the Restated Certificate of
                  Incorporation of the Company, filed September 3, 1992.(A)

3.4               Certificate of Retirement of Stock of the Company, filed
                  February 28, 1994.

3.5               Certificate of Retirement of Stock of the Company, filed June
                  3, 1994.(A)

3.6               Certificate of Designation, Rights and Preferences of the
                  Class A Preferred Stock of the Company, filed June 6, 1994.(A)

3.7               Certificate of Amendment of Restated Certificate of
                  Incorporation of the Company, filed August 23, 1994.(A)

3.8               Certificate of Amendment of Restated Certificate of
                  Incorporation of the Company, filed October 26, 1995.(C)

3.9               Certificate of Amendment of Restated Certificate of
                  Incorporation of the Company, filed December 19, 1995.(D)

3.10              Certificate of Amendment of Restated Certificate of
                  Incorporation of the Company, filed December 19, 1995(D)

3.11              Amended and Restated By-Laws of the Company.(A)

4.1               Specimen Class A Common Stock Certificate.(E)

----------

See Notes to Exhibit


EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
4.2               Specimen Class B Common Stock Certificate.(F)

4.3 Non-Qualified Option Agreement, dated March 27, 1998 between the Company and Ephraim Koschitzki.(G)

10.1 1983 Incentive Stock Option Plan (incorporated by reference to Exhibit 18.1 to the Company's Registration Statement on
                  Form S018, (File No. 1-83939NY), filed with the Commission on
                  September 15, 1983.

10.2              Amendment to the 1983 Incentive Stock Option Plan (adopted on
                  May 15, 1986).(A)

10.3              Amendment to the 1983 Incentive Stock Option Plan, dated
                  January 1, 1987.(A)

10.4 Amendment to the 1983 Incentive Stock Option Plan, dated as of December 1, 1987.(A)

10.5 Amendment to the 1983 Incentive Stock Option Plan, dated as of August 3, 1988.(A)

10.6 Amendment to the 1983 Incentive Stock Option Plan, dated as of August 8, 1990. (A)

10.7 Amendment to the 1983 Incentive Stock Option Plan, dated as of October 27, 1995.(H)

10.8              1986 Non-Qualified Stock Option Plan of the Company.(I)

10.9 First Amendment to the 1986 Non-Qualified Stock Option Plan, effective as of May 11, 1990.(A)

10.10 Amendment to the 1986 Non-Qualified Stock Option Plan, dated as of October 27, 1995.(J)

10.11 Resolutions of the Company's Board of Directors amending the 1983 Incentive Stock Option Plan and the 1986 Non-Qualified
                  Stock Option Plan, dated as of June 3, 1991.(A)

10.12             1993 Stock Option Plan of the Company.(A)

10.13 1998 Stock Option Plan of the Company (incorporated by reference to Exhibit C to the Company's Proxy Statement dated
                  August 27, 1998, filed with the Commission on August 27,
                  1998).

10.14             Amended and Restated 1993 Employee Stock Purchase Plan of the
                  Company(K)

----------

See Notes to Exhibits


EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.15             1998 Employee Stock Purchase Plan of the Company
                  (incorporated by reference to Exhibit D to the Company's
                  Proxy Statement dated August 27, 1998, filed with the
                  Commission on August 27, 1998).

10.18             1994 Performance-Based Stock Option Plan of the Company
                  (incorporated by reference to Exhibit B to the Company's
                  Proxy Statement, dated July 18, 1994, filed with the
                  Commission on July 27, 1994).

10.19             Stock Option Agreement, dated as of March 28, 1990, under the
                  Company's 1986 Non-Qualified Stock Option Plan between the
                  Company and Stephen Savitsky.(A)

10.20             Stock Option Agreement, dated as of June 17, 1991, under the
                  Company's 1986 Non-Qualified Stock Option Plan between the
                  Company and Stephen Savitsky.(A)

10.21             Stock Option Agreement, dated December 1, 1998, under the
                  Company's 1993 Stock Option Plan between the Company and
                  Stephen Savitsky.(L)

10.22             Stock Option Agreement, dated December 1, 998, under the
                  Company's 1994 Performance-Based Stock Option Plan between the Company and Stephen Savitsky.(A)

10.23             Stock Option Agreement, dated as of March 28, 1990, under the
                  Company's 1986 Non-Qualified Stock Option Plan between the
                  Company and David Savitsky.(A)

10.24             Stock Option Agreement, dated as of June 17, 1991, under the
                  Company's 1986 Non-Qualified Stock Option Plan between the
                  Company and David Savitsky.(A)

10.25             Stock Option Agreement, dated December 1, 1998, under the
                  Company's 1993 Stock Option Plan between the Company and
                  David Savitsky.(L)

10.26             Stock Option Agreement, dated December 1, 1998, under the
                  Company's 1994 Performance-Based Stock Option Plan between the Company and David Savitsky.(L)

10.27             Stock Option Agreement, dated December 1, 1998, under the
                  Company's 1993 Stock Option Plan, between the Company and
                  Edward Teixeira.(L)

----------

See Notes to Exhibit


EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.28             Stock Option Agreement, dated December 1, 1998 under the
                  Company's 1994 Performance-Based Stock Option Plan, between the Company and Edward Teixeira.(L)

10.29             Stock Option Agreement, dated December 1, 1998, under the
                  Company's 1994 Performance-Based Stock Option Plan, between the Company and Edward Teixeira.(L)

10.30             Stock Option Agreement, dated December 1, 1998, under the
                  Company's 1998 Stock Option Plan, between the Company and
                  Edward Teixeira.(L)

10.31             Stock Option Agreement, dated December 1, 1998, under the
                  Company's 1994 Performance-Based Stock Option Plan, between the Company and Dale Clift.(L)

10.32             Stock Option Agreement, dated December 1, 1998, under the
                  Company's 1994 Performance-Based Stock Option Plan, between the Company and Dale Clift.(L)

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

10.38             Stock Option Agreement, dated December 1, 1998, under the
                  Company's 1998 Stock Option Plan, between the Company and
                  Willard T. Derr.

10.39             Employment Agreement, dated as of June 1, 1987, between the
                  Company and Stephen Savitsky.(A)


----------

See Notes to Exhibit


EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.40             Amendment, dated as of October 31, 1991, to the Employment
                  Agreement between the Company and Stephen Savitsky.(A)

10.41             Amendment, dated as of December 7, 1992, to the Employment
                  Agreement between the Company and Stephen Savitsky.(A)

10.42             Employment Agreement, dated as of June 1, 1987, between the
                  Company and David Savitsky.(A)

10.43             Amendment, dated as of October 31, 1991, to the Employment
                  Agreement between the Company and David Savitsky.(A)

10.44             Amendment, dated as of January 3, 1992, to the Employment
                  Agreement between the Company and David Savitsky.(A)

10.45             Amendment, dated as of December 7, 1992, to the Employment
                  Agreement between the Company and David Savitsky.(A)

10.47 Employment Agreement, dated as of February 9, 1998, between the Company and Dale R. Clift.(G)

10.48             First Amendment to Employment Agreement, dated as of December
                  1, 1998, to the Employment Agreement between the Company and Dale R. Clift.(L)

----------

See Notes to Exhibits


EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.54             Amended and Restated Loan and Security Agreement, dated as of
                  January 8, 1997, between the Company, its subsidiaries and
                  Mellon Bank, N.A.(N)

10.55             First Amendment to Amended and Restated Loan and Security
                  Agreement dated as of April 27, 1998, between the Company, its subsidiaries and Mellon Bank, N.A.(G)

10.56 Master Lease Agreement dated as of December 4, 1996, between the Company and Chase Equipment Leasing, Inc.(N)

10.57             Premium Finance Agreement, Disclosure Statement and Security
                  Agreement dated as of December 26, 1996, between the Company and A.I. Credit Corp.(N)

10.58             Agreement of Lease, dated as of October 1, 1993, between
                  Triad III Associates and the Company.(A)

10.59             First Lease Amendment, dated October 25, 1998, between
                  Matterhorn USA, Inc. and the Company.

10.60             Supplemental Agreement dated as of January 21, 1994, between
                  General Electric Capital Corporation, Triad III Associates and the Company.(A)

10.61             Agreement of Lease, dated as of June 19, 1995, between Triad
                  III Associates and the Company.(D)

10.62             Agreement of Lease, dated as of February 12, 1996, between
                  Triad III Associates and the Company.(D)

10.63             License Agreement, dated as of April 23, 1996, between
                  Matterhorn One, Ltd. and the Company.(N)

10.64             License Agreement, dated as of January 3, 1997, between
                  Matterhorn USA, Inc. and the Company.(N)

10.65             License Agreement, dated as of January 16, 1997, between
                  Matterhorn USA, Inc. and the Company.(N)

10.66             License Agreement, dated as of December 16, 1998, between
                  Matterhorn USA, Inc. and the Company.


----------

See Notes to Exhibits


EXHIBIT
NUMBER                          DESCRIPTION
------                          -----------

10.69 Stock Purchase Agreement, dated as of August 30, 1995, between Staff Builders Services, Inc., Medvisit, Inc. and
                  Roger Jack Pleasant.(D)

10.70             Asset Purchase and Sale Agreement, dated as of September 1,
                  1995, between the Company and Accredicare, Inc.(D)

10.71             Asset Purchase and Sale Agreement, dated as of September 6,
                  1996, by and among ATC Healthcare Services, Inc. and the Company and William Halperin and All Care Nursing Service,
                  Inc.(Q)

10.72 Stock Redemption Agreement, dated as of March 18, 1997, between the Company and American Home Care Management Corp.(N)

10.73             Stock Purchase Agreement by and among the Company and Raymond
                  T. Sheerin, Michael Altman, Stephen Fleischner and Chelsea
                  Computer Consultants, Inc., dated September 24, 1996.(M)

10.74             Amendment No. 1 to Stock Purchase Agreement by and among the
                  Company and Raymond T. Sheerin, Michael Altman, Stephen
                  Fleischner and Chelsea Computer Consultants, Inc., dated
                  September 24, 1996.(M)

10.75             Shareholders Agreement between Raymond T. Sheerin and Michael
                  Altman and Stephen Fleischner and the Company and Chelsea
                  Computer Consultants, Inc., dated September 24, 1996.(M)

10.76             Amendment No. 1 to Shareholders Agreement among Chelsea
                  Computer Consultants, Inc., Raymond T. Sheerin, Michael
                  Altman and the Company, dated October 30, 1997.(M)

10.77 Indemnification Agreement, dated as of September 1, 1987, between the Company and Stephen Savitsky.(A)

10.78 Indemnification Agreement, dated as of September 1, 1987, between the Company and David Savitsky.(A)



----------

See Notes to Exhibits


EXHIBIT
NUMBER                          DESCRIPTION
------                          -----------

10.79 Indemnification Agreement, dated as of September 1, 1987, between the Company and Bernard J. Firestone.(A)

10.80 Indemnification Agreement, dated as of September 1, 1987, between the Company and Jonathan Halpert.(A)

10.81 Indemnification Agreement, dated as of May 2, 1995, between the Company and Donald Meyers.(N)

10.82 Indemnification Agreement, dated as of May 2, 1995, between the Company and Edward Teixeira.(A)

10.84             Form of Medical Staffing Services Franchise Agreement(D)

10.85 Forbearance and Acknowledgement Agreement, dated as of February 22, 2000, between TLCS, the Company and Chase
                  Equipment Leasing, Inc.

10.86 Stipulation and Settlement, dated January 14, 2000, between certain TLCS, ATC and Banc One Leasing Corporation.

10.89 Confession of Judgment, dated January 27, 2000, granted by a subsidiary of the Company, to Roger Jack Pleasant.First Lease
                  Amendment, dated October 28, 1998, between Matterhorn USA,
                  Inc. and the Company.(B)

10.90             Agreement and Release, dated February 28, 1997, between Larry
                  Campbell and the Company.(C) Confession of Judgment, dated
                  January 27, 2000, granted by the Company to Roger Jack
                  Pleasant.

10.91 Forbearance and Acknowledgement Agreement, dated as of February 22, 2000, between TLCS's subsidiaries, the Company and Chase Equipment Leasing, Inc. Agreement and Release, dated February 28, 1997, between Larry Campbell and the
                  Company.(C)

10.92 Distribution agreement, dated as of October 20, 1999, between the Company and TLCS.(S)

10.93 Tax Allocation agreement dated as of October 20, 1999, between the Company and TLCS.(S)

10.94             Transitional Services agreement, dated as of October 20,
                  1999, between the Company and TLCS.(S)

10.95 Trademark License agreement, dated as of October 20, 1999, between the Company and TLCS.(S)

10.96 Sublease, dated as of October 20, 1999, between the Company and TLCS.(S)


----------

See Notes to Exhibits


EXHIBIT
NUMBER                          DESCRIPTION
------                          -----------
10.97             Employee Benefits agreement, dated as of October 20, 1999, between the Company and TLCS.(S)

10.98 Amendment, dated as of October 20, 1999, to the Employment agreement between the Company and Stephen Savitsky.(T)

10.99 Amendment, dated as of October 20, 1999, to the Employment agreement between the Company and David Savitsky.(T)

10.100 Amendment, dated as of October 20, 1999, to the Employment agreement between the Company and Dale R. Clift.(T)

10.101 Termination and Release, dated as of October 20, 1999, of the Employment agreement between the Company and Willard T. Derr.(T)

10.102 Termination and Release, dated as of October 20, 1999, of the Employment agreement between the Company and Renee J. Silver.(T)

10.103 Consulting agreement dated as of October 20, 1999, between the Company and Willard T. Derr.(T)

10.104 Consulting agreement dated as of October 20, 1999, between the Company and Renee J. Silver.(T)

10.105            Second Amendment to ATC Revolving Credit Loan and Security
                  Agreement, dated October 20, 1999 between the Company and
                  Mellon Bank, N.A.(T)

10.106 Master Lease dated November 18, 1999 between the Company and Technology Integration Financial Services.*

10.107            Loan and Security Agreement between the Company and
                  Copelco/American Healthfund Inc. dated March 29, 2000.*

21.               Subsidiaries of the Company.*

24.               Powers of Attorney.*

27.               Financial Data Schedule.*

----------

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

(B) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-43728), dated January 29, 1992.

(C) Incorporated by reference to the Company's Form 8-K filed with the Commission on October 31, 1995.

(D) Incorporated by reference to the Company's exhibit booklet to it Form 10-K for the Fiscal year ended February 28, 1996 (file No. 0-11380), filed with the Commission on May 13, 1996.

(E) Incorporated by reference to the Company's Form 8-A filed with the Commission on October 24, 1995.

(F) Incorporated by reference to the Company's Form 8-A filed with the Commission on October 24, 1995.

(G) Incorporated by reference to the Company's exhibit booklet to its Form 10-K for the Fiscal year ended February 28, 1998 (File No. 0-11380), filed with the Commission on May 28, 1998.

(H) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-63941), filed with the Commission On November 2, 1995.

(I) Incorporated by reference to the Company's Registration Statement on Form S-4, as amended (File No. 33-9261), dated April 9, 1987.

(J) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-63939), filed with the Commission on November 2, 1995.

(K) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 3371974), filed with the Commission on November 19, 1993.

(L) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended November 30, 1997 (File No. 0-11380), filed with the Commission on January 19, 1999.

(M) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended November 30, 1997 (File No. 0-11380), field with the Commission on January 14, 1998.

(N) Incorporated by reference to the Company's exhibit booklet to its Form 10-K for the Fiscal year ended February 28, 1997 (File No. 0-11380), filed with the Commission on May 27, 1997.

                                NOTES TO EXHIBIT

(O) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended August 31, 1998 (File No. 0-11380), filed with the Commission on October 15, 1998.

(P) Incorporated by reference to the Company's Form 10 for the quarterly period ended May 31, 1998 (File No. 0-11380), filed with the Commission on July 15, 1998.

(Q) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended November 30, 1996 (File No. 0-11380), filed with the Commission on January 14, 1997.

(R) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended November 30, 1999 (File No. 0-11380), filed with the Commission on January 19, 2000.

(S) Incorporated by reference to Tender Loving Care Health Care Services Inc.'s Form 10-Q for the quarterly period ended August 31, 1999 (File No. 0-25777) filed with the Commission on October 20, 1999.

(T) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended August 31, 1999 (File No. 0-11380) filed with the Commission on October 20, 1999.

*        Incorporated herein.