Form 10-Q
period 2000-05-31
STAFF BUILDERS INC /DE/
filed 2000-07-26
CIK 720480

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2000, OR

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

                                 (516) 750-1600
              (Registrant's telephone number, including area code)


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

The number of shares of Class A Common Stock and Class B Common Stock outstanding on July 19, 2000 were 23,339,912 and 291,885 shares, respectively.

                      STAFF BUILDERS, INC. AND SUBSIDIARIES

                                      INDEX

                                                         PAGE NO.
                                                         --------
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets -
          May 31, 2000 and February 29, 2000                 2

          Condensed Statements of Consolidated
          Operations - Three months ended
          May 31, 2000 and 1999                              3

          Condensed Statements of Consolidated Cash
          Flows - Three months ended May 31, 2000
          and 1999                                           4

          Notes to Condensed Consolidated Financial
          Statements                                        5-6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS     7-8

          Factors Affecting the Company's Future
          Performance                                       8-9

PART II.  OTHER INFORMATION                                  10

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                   11

PART I.  FINANCIAL INFORMATION
STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                          MAY 31,
                                                           2000       FEBRUARY 29,
                                                        (UNAUDITED)      2000
ASSETS:
CURRENT ASSETS:
 Cash and cash equivalents                               $    854      $    394
 Accounts receivable, net of allowance
   for doubtful accounts of $2,351 and
   $2,528, respectively                                    23,325        25,653
 Prepaid expenses and other current assets                    159           194
   Total current assets                                    24,338        26,241
FIXED ASSETS, net of accumulated
  depreciation of $1,643 and
  $1,309, respectively                                      4,837         4,892
INTANGIBLE ASSETS, net of accumulated
  amortization of $2,157 and
  $2,025, respectively                                      8,114         8,246
OTHER ASSETS                                                  360           228
                                                         --------      --------
TOTAL                                                    $ 37,649      $ 39,607
                                                         ========      ========

LIABILITIES:
CURRENT LIABILITIES:
 Accounts payable                                        $  1,534      $  2,201
 Accrued expenses                                           3,952         7,374
 Accrued payroll and payroll related expenses               3,476         3,341
 Current portion of long-term debt                            243           232
                                                         --------      --------
   Total current liabilities                                9,205        13,148

LONG-TERM DEBT                                                502           592
DUE UNDER SECURED CREDIT FACILITY                          18,211        15,149
OTHER LIABILITIES                                              25            25
                                                         --------      --------
TOTAL LIABILITIES                                          27,943        28,914
                                                         --------      --------

STOCKHOLDERS' EQUITY:
Class A Common Stock - $.01 par value;
  50,000,000 shares authorized; 23,331,912
  and 23,331,252 outstanding at May 31, 2000
  and February 29, 2000, respectively                         233           233
Class B Common Stock - $.01 par value;
  1,554,936 shares authorized; 299,885 and
  300,545 outstanding at May 31, 2000 and
  February 29, 2000, respectively                               3             3
Additional paid-in capital                                 13,522        13,522
Accumulated deficit                                        (4,052)       (3,065)
                                                         --------      --------
   Total stockholders' equity                               9,706        10,693
                                                         --------      --------
TOTAL                                                    $ 37,649      $ 39,607
                                                         ========      ========



            See notes to condensed consolidated financial statements.

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In thousands, except per share data)

                                                           Three Months Ended
                                                                May 31,
                                                           2000          1999
CONTINUING OPERATIONS:
REVENUES:
 Service revenues                                        $ 28,091      $ 29,248
 Sales of franchises and fees, net                              5            --
                                                         --------      --------
  Total revenues                                           28,096        29,248
                                                         --------      --------

OPERATING EXPENSES:
 Service costs                                             21,957        22,656
 General and administrative expenses                        6,171         5,326
 Depreciation and amortization                                499           194
 Interest expense, (net)                                      463           162
 Other (income) expense, net                                  (24)           15
                                                         --------      --------
   Total operating expenses                                29,066        28,353
                                                         --------      --------

INCOME (LOSS) FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                         (970)          895

PROVISION FOR INCOME TAXES                                     17            --
                                                         --------      --------

INCOME (LOSS) FROM CONTINUING OPERATIONS                     (987)          895

LOSS FROM DISCONTINUED OPERATIONS
 (net of income tax)                                           --          (184)
                                                         --------      --------

NET INCOME (LOSS)                                        $   (987)     $    711
                                                         ========      ========

NET INCOME (LOSS) PER COMMON SHARE - BASIC:

 (Loss) income from continuing operations                $   (.04)     $    .04
 Loss from discontinued operations                             --          (.01)
                                                         --------      --------
  Net (loss) income                                      $   (.04)     $    .03
                                                         ========      ========

NET INCOME (LOSS) PER COMMON SHARE - DILUTED:

 (Loss) income from continuing operations                $   (.04)     $    .04
 Loss from discontinued operations                             --          (.01)
                                                         --------      --------
  Net (loss) income                                      $   (.04)     $    .03
                                                         ========      ========

WEIGHTED AVERAGE NUMBER COMMON SHARES

 Basic                                                     23,632        23,619
                                                         ========      ========
 Diluted                                                   23,632        23,714
                                                         ========      ========





            See notes to condensed consolidated financial statements.

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In thousands)

                                                             Three Months Ended
                                                                  May 31,
                                                             2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                         $  (987)     $   711
 Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operations:
     Depreciation and amortization                             499          194
     Provision for doubtful accounts                          (177)          65
  Change in operating assets and liabilities:
     Accounts receivable                                     2,505       (1,153)
     Prepaid expenses and other current assets                   2          142
     Accounts payable and accrued expenses                  (3,954)         947
     Other assets                                             (132)           7
                                                           -------      -------
        Net cash provided by (used in)
         operating activities                               (2,244)         913
                                                           -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net short term assets of discontinued operations               --         (105)
 Net long term assets of discontinued operations                --          289
 Purchases of fixed assets                                    (279)        (455)
                                                           -------      -------
        Net cash provided by (used in)
         investing activities                                 (279)        (271)
                                                           -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments of capital leases                          (79)         (43)
 Increase (decrease) in borrowings under
  secured credit facility                                    3,062         (496)
                                                           -------      -------
        Net cash provided by (used in)
         financing activities                                2,983         (539)
                                                           -------      -------

NET INCREASE (DECREASE) IN CASH AND CASH
 CASH EQUIVILENTS                                              460          103
CASH AND CASH EQUIVILENTS, BEGINNING
 OF PERIOD                                                     394          197
                                                           -------      -------
CASH AND CASH EQUIVILENTS, END OF PERIOD                   $   854      $   300
                                                           =======      =======

SUPPLEMENTAL DATA:

Cash paid for:
  Interest                                                 $   569      $   343
                                                           =======      =======


            See notes to condensed consolidated financial statements.

STAFF BUILDERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in Thousands, Except Where Indicated Otherwise and, for Per Share Amounts)

1. FINANCIAL STATEMENTS - In the opinion of Staff Builders, Inc.,(the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of May 31, 2000 and February 29, 2000 and the results of operations and the cash flows for the three months ended May 31, 2000 and 1999. Certain prior period amounts have been reclassified to conform with the May 2000 presentation.

The results for the three months ended May 31, 2000 and 1999 are not necessarily indicative of the results for an entire year. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited financial statements as of February 29, 2000 and for the year then ended.

     2. SPIN-OFF TRANSACTION - On March 22, 1999, the Company's Board of Directors approved a plan to separate its home health care business from its supplemental staffing business and to create a separate, publicly-traded company engaged exclusively in providing home health care services. To accomplish this separation of its businesses, the Company's Board of Directors established a new, wholly-owned subsidiary, Tender Loving Care Health Care Services, Inc.("TLCS"), which acquired 100% of the outstanding capital stock of the Company's subsidiaries engaged in the home health care business. The spin-off was effected on October 20, 1999 through a pro rata distribution to the Company's stockholders of all the shares of common stock of TLCS owned by the Company (the "Distribution"). The Distribution was made by issuing one share of TLCS common stock for every two shares of the Company's common stock outstanding on October 12, 1999 ("the Record Date"). Based upon the 23,619,388 shares of the Company's common stock outstanding on the Record Date, 11,809,694 shares of TLCS common stock were distributed to holders of the Company's Class A and Class B common stock after the spin-off. The Company's supplemental staffing business remained with the Company.

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

3. DISCONTINUED OPERATIONS - Discontinued operations represent Chelsea Computer Consultants, Inc.("Chelsea"), an information technology staffing company, which was originally purchased by the Company on October 30, 1997 and was sold on September 17, 1999. Substantially all of the revenues and expenses related to the discontinued operations have been historically segregated on a specifically identified basis.

4. EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE - The calculation of basic and fully diluted earnings (loss) per share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share."

The shares used in computing basic earnings (loss) per share were 23,631,000 and 23,619,000 shares for the three months ended May 31, 2000 and 1999, respectively. The shares used in computing diluted earnings per share were 23,714,000 for the three months ended May 31, 1999.

5. PROVISION (BENEFIT) FOR INCOME TAXES - The provision (benefit) for income taxes for the three months ended May 31, 2000 and 1999 is based upon the Company's estimated tax provision required for the full year.

6.   CONTINGENCIES

a. Contingent obligations

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

BancOne Leasing Corporation

Pursuant to the terms of a Stipulation of Settlement dated January 14, 2000, the Company is contingently liable on equipment leases that total $1,200 over a two-year period. Because the equipment is used in TLCS offices primarily, TLCS has entered into an Assumption Agreement whereby it agreed to assume responsibility jointly and severely with the original parties to the leases, which include the Company.

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

b. Litigation:

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

Ali Waris

On July 17, 1998, the Federal government ordered that a complaint filed by Ali Waris, the former owner of a home health care agency purchased by the Company in 1993, be unsealed and served upon the Company and Targa Group, Inc., a former licensee (franchisee) of the Company. The government has elected not to intervene in the action, in which Mr. Waris claimed damages for alleged violations for the False Claims Act by the Company in connection with payments claimed by the Company on its cost report for consulting services. The case was dismissed pursuant to the Company's motion and Mr. Waris appealed. The appeal has been stayed by the Court pending finalization of a proposed settlement, whereby the cost report issues will be settled directly with the United States Government in exchange for the withdrawal of Mr. Waris' lawsuit. The Company is likely to be a signatory to any such settlement agreement; however, pursuant to agreement, the Company will be indemnified by TLCS for any obligations arising out of this matter.

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

Results of Operations

Total revenues decreased by $1.2 million or 3.9% for the three months ended May 31, 2000 ("the 2000 period") to $28.1 million from $29.2 million for the three months ended May 31, 1999 ("the 1999 period"). The decrease in the Company's service revenues was primarily due to the decrease in the number of operating staffing offices to 54 locations as of May 31, 2000 as compared to 58 locations as of May 31, 1999. The decrease in offices was offset by growth in sales of some offices in the 2000 period.

Service costs were 78.1% and 77.5% of total revenues for the 2000 and 1999 periods, respectively. The increase in service costs as a percentage of total revenues was primarily due to increases in travel and lodging costs associated with our medical staffing professionals. Actual costs decreased $699 thousand or 3.1% for the 2000 period to $22.0 million from $22.7 million for the 1999 period. This decrease is primarily due to the decrease in staffing offices currently being operated.

General and administrative expenses were $6.2 million and $5.3 million in the 2000 and 1999 periods, respectively. The increase of $845 or 15.9% is primarily due to the expansion of the Company's infrastructure (primarily personnel) so that the Company has the ability to handle future increases in business volume. Professional fees associated with the initial development and implementation of the expanded infrastructure also added to the increase. These costs will not be incurred in the future. The increase in general and administrative expenses as a percentage of total revenues is also due to the decrease in the Company's revenues. General and administrative costs, expressed as a percentage of total revenues, were 22.0% and 18.2% for the 2000 and 1999 periods, respectively.

Interest expense,(net) was $463 thousand and $162 thousand in the 2000 and 1999 periods, respectively. The increase in interest expense is primarily due to increased borrowings under the Company's secured revolving line of credit, together with higher interest rates on such borrowings.

The provision for income taxes of $17 thousand in the 2000 period primarily consists of state income taxes.

Liquidity and Capital Resources

On March 29, 2000 the Company secured a new financing facility ("New Facility") for a $20 million revolving loan, whereby a portion of the proceeds were used to repay a loan agreement provided to the Company on February 29, 2000. The term of the New Facility is for three years, with annual interest bearing a rate of prime plus 2%. The New Facility is collateralized by a first priority lien on all of the Company's assets. The loan agreement has certain covenants which include tangible net worth and debt coverage ratios.

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

SATISFACTORY FINANCING - The Company entered into the New Facility on March 29, 2000. Management cannot provide assurance that the Company will remain in compliance with the covenants of the new financing agreement. If the Company does not remain in compliance with the covenants, the bank could immediately call the amounts due under the New Facility due and payable. If this were to happen, the Company would have to seek alternative financing, which may not be available on acceptable terms to the Company. The line of credit available under the New Facility to the Company is $20 million. Management cannot provide assurance that the available line of credit will be sufficient on a going forward basis to provide sufficient funds to operate the business.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS  - See Note 6 in PART I. - ITEM 1.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (A)     Exhibits

  (B)     Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended May 31, 2000.

                                  EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
10.107             Loan and Security Agreement between the Company and Copelco/
                   American Healthfund Inc. dated March 29, 2000. (A)

27.                Financial Data Table *

                                    NOTES TO EXHIBITS
                                    -----------------

(A) Incorporated by reference to the Company's Form 10-K for the Fiscal year ended February 29, 2000 (File No. 0-11380), filed with the Commission on July 17, 2000.

*                  Incorporated herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         STAFF BUILDERS, INC.

                                         By: /s/ STEPHEN SAVITSKY
                                            ------------------------------------
                                            Stephen Savitsky
                                            Chairman of the Board
                                            and Chief Executive Officer

Dated:  July 26, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                              TITLE                            DATE
      ---------                              -----                            ----
/S/ STEPHEN SAVITSKY                  Chairman of the Board               July 26, 2000
Stephen Savitsky                      and Chief Executive Officer
                                      (Principal Executive
                                      Officer) and Director

/S/  DAVID SAVITSKY                   President, Secretary                July 26, 2000
David Savitsky                        and Director

/S/  ALAN LEVY                        Vice President, Finance,            July 26, 2000
Alan Levy                             Chief Financial Officer and
                                      Treasurer (Principal Financial
                                      and Accounting Officer)

         *                            Director                            July 26, 2000
--------------------------
Bernard J. Firestone, Ph.D

         *                            Director                            July 26, 2000
--------------------------
Jonathan Halpert, Ph.D.

         *                            Director                            July 26, 2000
--------------------------
Donald Meyers

*By: /s/  STEPHEN SAVITSKY
    ----------------------
    (Stephen Savitsky,
    Attorney-in-Fact)

                                  EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
10.107             Loan and Security Agreement between the Company and Copelco/
                   American Healthfund Inc. dated March 29, 2000. (A)

27.                Financial Data Table *

                                    NOTES TO EXHIBITS
                                    -----------------

(A) Incorporated by reference to the Company's Form 10-K for the Fiscal year ended February 29, 2000 (File No. 0-11380), filed with the Commission on July 17, 2000.

*                  Incorporated herein.