Form 10-Q
period 2000-08-31
STAFF BUILDERS INC /DE/
filed 2000-10-16
CIK 720480

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000, OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---  SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
       FROM                 TO                .
            ---------------   ----------------

       Commission file number 0-11380

                              STAFF BUILDERS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                   11-2650500
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)

1983 Marcus Avenue, Lake Success, New York            11042
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

The number of shares of Class A Common Stock and Class B Common Stock outstanding on October 16, 2000 were 23,345,672 and 286,125 shares, respectively.

                      STAFF BUILDERS, INC. AND SUBSIDIARIES

                                      INDEX


                                                             PAGE NO.
                                                             --------
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets -
          August 31, 2000 and February 29, 2000                 2

          Condensed Statements of Consolidated
          Operations - Three and six months ended
          August 31, 2000 and 1999                              3

          Condensed Statements of Consolidated Cash
          Flows - Six months ended August 31, 2000
          and 1999                                              4

          Notes to Condensed Consolidated Financial
          Statements                                          5-6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS       7-8

          Factors Affecting the Company's Future
          Performance                                           8

PART II.  OTHER INFORMATION                                     9

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS                                               9

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                      9

PART I.  FINANCIAL INFORMATION
STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                        AUGUST 31,
                                                          2000       FEBRUARY 29,
                                                       (UNAUDITED)       2000
ASSETS:
CURRENT ASSETS:
 Cash and cash equivalents                              $    576       $    394
 Accounts receivable, net of allowance
   for doubtful accounts of $2,049 and
   $2,528, respectively                                   22,788         25,653
 Prepaid expenses and other current assets                   376            194
                                                        --------       --------
   Total current assets                                   23,740         26,241
FIXED ASSETS, net of accumulated
  depreciation of $1,942 and
  $1,309, respectively                                     4,652          4,892
INTANGIBLE ASSETS, net of accumulated
  amortization of $2,290 and
  $2,025, respectively                                     7,981          8,246
OTHER ASSETS                                                 456            228
                                                        --------       --------
TOTAL                                                   $ 36,829       $ 39,607
                                                        ========       ========

LIABILITIES:
CURRENT LIABILITIES:
 Accounts payable                                       $    937       $  2,201
 Accrued expenses                                          3,359          7,374
 Accrued payroll and payroll related expenses              3,565          3,341
 Current portion of long-term debt                           440            232
                                                        --------       --------
   Total current liabilities                               8,301         13,148

LONG-TERM DEBT                                               702            592
DUE UNDER SECURED CREDIT FACILITY                         18,275         15,149
OTHER LIABILITIES                                             91             25
                                                        --------       --------
TOTAL LIABILITIES                                         27,369         28,914
                                                        --------       --------

STOCKHOLDERS' EQUITY:
Class A Common Stock - $.01 par value;
  50,000,000 shares authorized; 23,345,412
  and 23,331,252 outstanding at August 31,
  2000 and February 29, 2000, respectively                   233            233
Class B Common Stock - $.01 par value;
  1,554,936 shares authorized; 286,385 and
  300,545 outstanding at August 31, 2000 and
  February 29, 2000, respectively                              3              3
Additional paid-in capital                                13,522         13,522
Accumulated deficit                                       (4,298)        (3,065)
                                                        --------       --------
   Total stockholders' equity                              9,460         10,693
                                                        --------       --------
TOTAL                                                   $ 36,829       $ 39,607
                                                        ========       ========





            See notes to condensed consolidated financial statements.

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In thousands, except per share data)

                                                 Three Months Ended            Six Months Ended
                                                      August 31,                  August 31,
                                                 2000           1999          2000           1999
                                               --------       --------      --------       --------
CONTINUING OPERATIONS:
REVENUES:
 Service revenues                              $ 29,484       $ 29,298      $ 57,580       $ 58,546
                                               --------       --------      --------       --------
OPERATING EXPENSES:
 Service costs                                   22,928         22,398        44,885         45,054
 General and administrative expenses              6,113          5,483        12,331         10,809
 Depreciation and amortization                      431            198           898            392
 Interest expense, (net)                            630            275         1,093            437
 Other (income) expense, net                       (372)            --          (394)            15
                                               --------       --------      --------       --------
   Total operating expenses                      29,730         28,354        58,813         56,707
                                               --------       --------      --------       --------

INCOME (LOSS) FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                               (246)           944        (1,233)         1,839

PROVISION FOR INCOME TAXES                           --             --            --             --
                                               --------       --------      --------       --------

INCOME (LOSS) FROM CONTINUING OPERATIONS           (246)           944        (1,233)         1,839

INCOME FROM DISCONTINUED OPERATIONS
 (net of income tax)                                 --            302            --            118
                                               --------       --------      --------       --------

NET INCOME (LOSS)                              $   (246)      $  1,246      $ (1,233)      $  1,957
                                               ========       ========      ========       ========

NET INCOME (LOSS) PER COMMON SHARE - BASIC:
 (Loss) income from continuing operations      $   (.01)      $    .04      $   (.05)      $    .08
  Income from discontinued operations                --            .01            --            .01
                                               --------       --------      --------       --------
  Net (loss) income                            $   (.01)      $    .05      $   (.05)      $    .09
                                               ========       ========      ========       ========

NET INCOME (LOSS) PER COMMON SHARE - DILUTED:
 (Loss) income from continuing operations      $   (.01)      $    .04      $   (.05)      $    .08
 Income from discontinued operations                 --            .01            --            .01
                                               --------       --------      --------       --------
  Net (loss) income                            $   (.01)      $    .05      $   (.05)      $    .09
                                               ========       ========      ========       ========

WEIGHTED AVERAGE NUMBER COMMON SHARES
 Basic                                           23,632         23,619        23,632         23,619
                                               ========       ========      ========       ========
 Diluted                                         23,632         23,714        23,632         23,714
                                               ========       ========      ========       ========





            See notes to condensed consolidated financial statements.

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In thousands)

                                                          Six Months Ended
                                                             August 31,
                                                         2000          1999
                                                       -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                     $(1,233)      $ 1,957
 Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operations:
     Depreciation and amortization                         898           392
     Provision for doubtful accounts                      (479)         (245)
  Change in operating assets and liabilities:
     Accounts receivable                                 3,344         1,479
     Prepaid expenses and other current assets            (182)          (99)
     Accounts payable and accrued expenses              (5,055)          234
     Other assets                                         (228)           29
     Other liabilities                                      66            --
                                                       -------       -------
        Net cash provided by (used in)
         operating activities                           (2,869)        3,747
                                                       -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net short term assets of discontinued operations           --            68
 Net long term assets of discontinued operations            --          (186)
 Purchases of fixed assets                                (393)       (1,220)
                                                       -------       -------
        Net cash provided by (used in)
         investing activities                             (393)       (1,338)
                                                       -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings(payments)in capital leases,(net)               318           (43)
 Increase (decrease) in borrowings under
  secured credit facility                                3,126        (2,394)
                                                       -------       -------
        Net cash provided by (used in)
         financing activities                            3,444        (2,437)
                                                       -------       -------

NET INCREASE (DECREASE) IN CASH AND CASH
 CASH EQUIVILENTS                                          182           (28)
CASH AND CASH EQUIVILENTS, BEGINNING
 OF PERIOD                                                 394           197
                                                       -------       -------
CASH AND CASH EQUIVILENTS, END OF PERIOD               $   576       $   169
                                                       =======       =======

SUPPLEMENTAL DATA:
Cash paid for:
  Interest                                             $ 1,121       $   937
                                                       =======       =======




            See notes to condensed consolidated financial statements.

STAFF BUILDERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in Thousands, Except Where Indicated Otherwise and, for
Per Share Amounts)

1. FINANCIAL STATEMENTS - In the opinion of Staff Builders, Inc.,(the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of August 31, 2000 and February 29, 2000, the results of operations for the three and six months ended August 31, 2000 and 1999, and the cash flows for the six months ended August 31, 2000 and 1999. Certain prior period amounts have been reclassified to conform with the August 2000 presentation.

The results for the six months ended August 31, 2000 and 1999 are not necessarily indicative of the results for an entire year. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited financial statements as of February 29, 2000 and for the year then ended.

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

The shares used in computing basic earnings (loss) per share were 23,632,000 and 23,619,000 shares for the three and six months ended August 31, 2000 and 1999, respectively. The shares used in computing diluted earnings per share were 23,632,000 and 23,714,00 for the three and six months ended August 31, 2000 and 1999, respectively.

5. CONTINGENCIES

a. Contingent obligations

Roger Jackson Pleasant v. Staff Builders Services, Inc. and Staff Builders, Inc.

The Company is contingently liable for a confession of judgement being paid by TLCS in favor of Roger Jackson Pleasant in the principal amount of approximately $2.5 million outstanding as of September, 2000. The installment on the obligation which is due on November 1, 2000 is $170. The Company is indemnified by TLCS pursuant to agreement for any liability arising out of this settlement.

BancOne Leasing Corporation

Pursuant to the terms of a Stipulation of Settlement dated January 14, 2000, the Company is contingently liable on equipment leases that total $1,200 over a two-year period. Because the equipment is used in TLCS offices primarily, TLCS has entered into an Assumption Agreement whereby it agreed to assume responsibility jointly and severally with the original parties to the leases, which include the Company.

Chase Equipment Leasing, Inc.

The Company is a signatory on a Forbearance and Acknowledgement Agreement along with TLCS and all of its subsidiaries, pursuant to which TLCS will pay a total of $163 pursuant to monthly installments of $75 for equipment used by TLCS. TLCS and its subsidiaries are also guarantors under the Forbearance and Acknowledgement Agreement. If all payments due in calendar year 2000 are made by TLCS, Affidavits of Judgment for the existing indebtedness will be destroyed at the end of 2000. TLCS is current with their payments with Chase.

Albert Gallatin

On September 20, 1995, the United States Attorney for the Eastern District of Pennsylvania alleged that between 1987 and 1989, a corporation, substantially all assets and liabilities of which were acquired by a subsidiary of TLCS in 1993, submitted false claims to Medicare. The alleged false claims were made before TLCS acquired that corporation in 1993. TLCS has negotiated a settlement of the outstanding claims for approximately $650, payable over twelve months, the conclusion of which is pending final government signatures. The Company is likely to be a signatory to any such settlement agreement; however, pursuant to an agreement between the Company and TLCS, the Company will be indemnified by TLCS for any obligations arising out of this matter.

b. Litigation:

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          (Dollars in Thousands, Except Where Indicated Otherwise and, for Per Share Amounts)

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements appearing in
Item 1.

Results of Operations

Total revenues increased by $200 or .7% for the three months ended August 31, 2000 to $29.5 million from $29.3 million for the three months ended August 31, 1999. For the six months ended August 31, 2000, total revenues decreased by $900 or 1.5% to $57.6 million from $58.5 million for the six months ended August 31, 1999. The increase in revenues for the three months relates mainly to organic growth from existing locations. The decrease in the Company's service revenues for the six months was primarily due to the decrease in the number of operating staffing offices to 49 locations as of August 31, 2000 as compared to 57 locations as of August 31, 1999. The decrease in offices was offset by growth in sales of some offices.

Service costs were 77.8% and 76.4% of total revenues for three months ended August 31, 2000 and 1999, and 78.0% and 77.0% for the six months ended August 31, 2000 and 1999 respectively. The increase in service costs as a percentage of total revenues for the three and six months ended August 31, 2000 as compared to the same periods in the prior year is primarily due to increases in travel and lodging costs associated with our medical staffing professionals. Service costs increased $500 or 2.3% for the three months ended August 31, 2000 to $22.9 million from $22.4 million while decreasing $200 for the six months ended August 31, 2000 to $44.9 million from $45.1 million for the six months ended August 31, 1999. These increases and decreases are directly related to the increase and decreases in total revenues for the comparable periods.

General and administrative expenses were $6.1 million or 20.7% of total revenues for the three months ended August 31, 2000 and $5.5 million or 18.7% of total revenues for the three months ended August 31, 1999. This represents and increase of $600 or 11.5% for the three month period. For the six months ended August 31, 2000, general and administrative expenses were $12.3 million or 21.4% of total revenues and $10.8 million or 18.5% of total revenues for the six months ended August 31, 1999. This represents and increase of $1.5 million or 14.1% for the six month period. The increase in general and administrative expenses for the three and six months ended August 31, 2000 as compared to the same periods of the prior year is primarily due to the expansion of the Company's infrastructure (primarily personnel) to permit the Company to accommodate future increases in business volume. Professional fees associated with the initial development and implementation of the expanded infrastructure also added to the increases. These costs should not be incurred in the future.

Interest expense,(net) was $630 and $275 for the three months ended August 31, 2000 and 1999, and $1.1 million and $437 for the six months ended August 31, 2000 and 1999, respectively. In addition, interest expense of $371 for the three months ended August 31, 1999 and $742 of interest expense for the six months ended August 31, 1999 was included in discontinued operations. The decrease in total interest expense for the three and six months ended August 31, 2000 as compared to the same periods in the prior year is primarily due to decreased borrowings under the Company's secured revolving line of credit and debt relating to discontinued operations.

Other income,(net) totaled $372 for the six months ended August 31, 2000. Other income was comprised mainly of the following: Gain on the sale of a subsidiary($150), New York State Economic Development grant($50),the recognition of additional funds from the sale of discontinued operations($165) and a reduction of an accrual ($80).

Liquidity and Capital Resources

On March 29, 2000, the Company secured a new financing facility ("New Facility") for a $20 million revolving loan, whereby a portion of the proceeds were used to repay a loan agreement provided to the Company on February 29, 2000. The term of the New Facility is for three years, with annual interest bearing a rate of prime plus 2%. The New Facility is collateralized by a first priority lien on all of the Company's assets. The New Facility has certain covenants which include tangible net worth and debt coverage ratios.

On July 31, 2000 the New Facility was amended increasing the annual interest rate from prime plus 2% to prime plus 3% beginning June 1, 2000 and amended the required covenants. The Company is in compliance with these covenants.

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

ATTRACTION AND RETENTION OF LICENSEES AND EMPLOYEES - Maintaining quality licensees, managers and branch administrators will play a significant part in the future success of the Company. The Company's professional nurses and other health care personnel are also key to the continued provision of quality care to the Company's patients. The possible inability to attract and retain qualified licensees, skilled management and sufficient numbers of credentialed health care professionals and para-professionals and information technology personnel could adversely affect the Company's operations and quality of service. Also, because the travel nurse program is dependent upon the attraction of skilled nurses from overseas, such program could be adversely affected by immigration restrictions limiting the number of such skilled personnel who may enter and remain in the United States.

SATISFACTORY FINANCING - The Company entered into the New Facility on March 29, 2000, which was amended on July 31, 2000 to increase the interest rate payable on borrowings. Management cannot provide assurance that the Company will remain in compliance with the covenants of the New Facility. If the Company does not remain in compliance with the covenants, the bank could immediately call the amounts due under the New Facility immediately due and payable. If this were to happen, the Company would have to seek alternative financing, which may not be available on acceptable terms to the Company. The line of credit available under the New Facility to the Company is $20 million. Management cannot provide assurance that the available line of credit will be sufficient on a going forward basis to provide sufficient funds to operate the business.

YEAR 2000 - The Company has made upgrades to substantially all of its computer systems and equipment. The installation of these upgrades was completed in all material respects as of December 1999. Such upgrades served to satisfy the anticipated impacts of the so-called Year 2000 issue on our information technology systems. As of August 31, 2000, the Company has not experienced any materially important business disruptions or system failures as a result of Year 2000 issues, nor is it aware of any Year 2000 issues that have impacted its payor sources, suppliers or other significant third parties to an extent significant to the Company. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Consequently, there can be no assurance that unforeseen circumstances may not arise, or that the Company will not in the future identify equipment or systems which are not Year 2000 compliant.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS  - See Note 5 in PART I. - ITEM 1.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  (A)  The Company held its Annual Meeting of Shareholders on August 11, 2000.
  (B)  Not Applicable
  (C)  The shareholders voted on the election of directors as follows:
              Nominee                              For            Withheld
          --------------------                  ----------        --------
          Mr. David Savitsky                    19,938,010         643,760
          Mr. Jonathan Halpert                  19,938,110         643,660

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (A)     Exhibits

  (B)     Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended August 31, 2000.

                                  EXHIBIT INDEX

EXHIBIT NO.                                               DESCRIPTION
-----------                                               -----------
10.108             Loan and Security Agreement First Amendment between the Company and Healthcare Business
                   Credit Corporation (formerly known as Copelco/ American Healthfund Inc.) dated July 31,
                   2000. (*)

10.109             Employment agreement dated August 1, 2000 between the Company and Alan Levy. (*)

10.110             Equipment lease agreements with Technology Integration Financial Services, Inc. (*)

27                 Financial Data Schedule. (*)

                                NOTES TO EXHIBITS
                                -----------------

*                  Incorporated herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       STAFF BUILDERS, INC.

                                       By: /s/ Stephen Savitsky
                                          --------------------------------------
                                          Stephen Savitsky
                                          Chairman of the Board
                                          and Chief Executive Officer

Dated:  October 16, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                         TITLE                           DATE
             ---------                         -----                           ----
                                      Chairman of the Board
                                      and Chief Executive Officer
/S/ STEPHEN SAVITSKY                  (Principal Executive                October 16, 2000
--------------------                  Officer) and Director
Stephen Savitsky

/S/ DAVID SAVITSKY                    President, Secretary                October 16, 2000
------------------                    and Director
David Savitsky

                                      Senior - Vice President, Finance,
                                      Chief Financial Officer and
/S/ ALAN LEVY                         Treasurer (Principal Financial      October 16, 2000
-------------                         and Accounting Officer)
Alan Levy

/S/ BERNARD J. FIRESTONE              Director                            October 16, 2000
------------------------
Bernard J. Firestone, Ph.D

/S/ JONATHAN HALPERT                  Director                            October 16, 2000
--------------------
Jonathan Halpert, Ph.D.

/S/ DONALD MEYERS                     Director                            October 16, 2000
-----------------
Donald Meyers

                                  EXHIBIT INDEX

EXHIBIT NO.                                               DESCRIPTION
-----------                                               -----------
10.108             Loan and Security Agreement First Amendment between the Company and Healthcare Business
                   Credit Corporation (formerly known as Copelco/ American Healthfund Inc.) dated July 31,
                   2000. (*)

10.109             Employment agreement dated August 1, 2000 between the Company and Alan Levy. (*)

10.110             Equipment lease agreements with Technology Integration Financial Services, Inc. (*)

27                 Financial Data Schedule. (*)

                                NOTES TO EXHIBITS
                                -----------------

*                  Incorporated herein.