Form 10-Q/A
period 1999-11-30
STAFF BUILDERS INC /DE/
filed 2000-12-27
CIK 720480

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED NOVEMBER 30, 1999, OR
               -----------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM        TO        .
              ------    -------

         Commission file number     0-11380
                                  -----------


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



         ----------------------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes [X] No| |

                       STAFF BUILDERS, INC. AND SUBSIDIARY

                                      INDEX

                                                                                 PAGE NO.
PART I    FINANCIAL INFORMATION

          INTRODUCTORY NOTE                                                          2

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets -                                    3
          November 30, 1999 and February 28, 1999

          Condensed Statements of Consolidated Operations - Three and nine           4
          months ended November 30, 1999 and 1998

          Condensed Statements of Consolidated Cash Flows - Nine months ended        5
          November 30, 1999 and 1998

          Notes to Condensed Consolidated Financial Statements                      6-9

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND          10-11
          RESULTS OF OPERATIONS

INTRODUCTORY NOTE

This amendment on Form 10-Q/A amends the registrant's Quarterly Report on Form 10-Q filed by Staff Builders, Inc. (the "Company") on January 19, 2000 and is being filed to amend Item 1 and Item 2 to reflect the restatement of the Company's Consolidated Balance Sheet, Results of Operations, Statement of Cash Flows, Notes to the financial statements, and Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company amended the presentation regarding the September 1999 sale of Chelsea Computer Consultants ("Chelsea"), and its results of operations to separately report Chelsea as discontinued operations. This required the Company to reallocate certain assets, liabilities, and expenses to discontinued operations which impacted the operating results of both continuing and discontinued operations as well as the loss on sale of discontinued operations.

PART I.  FINANCIAL INFORMATION

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                        NOVEMBER 30,
                                                           1999         FEBRUARY 28,
                                                        (UNAUDITED)         1999
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                               $    436         $    197
 Accounts receivable, net of allowance
   for doubtful accounts of $2,402 and
   $1,877, respectively                                    25,108           26,270
 Prepaid expenses and other current assets                    229              184
 Net short term assets of discontinued operations              --            4,225
                                                         --------         --------
   Total current assets                                    25,773           30,876
FIXED ASSETS, net of accumulated
  depreciation of $1,200 and
  $827, respectively                                        3,195            1,539
INTANGIBLE ASSETS, net of accumulated
  amortization of $2,009 and
  $1,843, respectively                                      8,829            8,995
OTHER ASSETS                                                  100              132
NET LONG TERM ASSETS OF DISCONTINUED OPERATIONS                --            3,462
                                                         --------         --------
TOTAL                                                    $ 37,897         $ 45,004
                                                         ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                        $  1,334         $  2,660
 Accrued expenses                                           6,475            3,567
 Accrued payroll and payroll related expenses               5,344            2,174
 Current portion of long-term debt                             --               43
 Due under secured credit facility                         13,921           23,220
                                                         --------         --------
   Total current liabilities                               27,074           31,664

OTHER LIABILITIES                                              25               25
                                                         --------         --------
TOTAL LIABILITIES                                          27,099           31,689
                                                         --------         --------

STOCKHOLDERS' EQUITY:
 Class A Common Stock - $.01 par value;
  50,000,000 shares authorized; 23,324,351
  and 23,307,129 outstanding at November 30,
  1999 and February 28, 1999, respectively                    233              233
 Class B Common Stock - $.01 par value;
  1,554,936 shares authorized; 307,443 and
  312,251 outstanding at November 30, 1999 and
  February 28, 1999, respectively                               3                3
 Additional paid-in capital                                13,522           12,904
 Retained earnings                                         (2,960)             175
                                                         --------         --------
  Total stockholders' equity                               10,798           13,315
                                                         --------         --------
TOTAL                                                    $ 37,897         $ 45,004
                                                         ========         ========



            See notes to condensed consolidated financial statements.

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In thousands, except per share data)

                                                        Three Months Ended                Nine Months Ended
                                                            November 30,                     November 30,
                                                     -------------------------         -------------------------
                                                       1999             1998             1999             1998
                                                     --------         --------         --------         --------
CONTINUING OPERATIONS:
REVENUES:
 Service revenues                                    $ 27,878         $ 24,235         $ 86,416         $ 68,678
 Sales of franchises and fees, net                         --               43               --              176
                                                     --------         --------         --------         --------
     Total Revenues                                    27,878           24,278           86,416           68,854

OPERATING EXPENSES:
 Service costs                                         22,124           18,965           67,178           53,973
 General and administrative expenses                    7,322            4,167           18,204           11,790
 Depreciation and amortization                            147              138              539              408
 Interest expense, (net)                                  446              318              810              859
 Other (income) expense, net                              837              137              844              212
 Relocation expenses                                      250               --              250               --
                                                     --------         --------         --------         --------
   Total operating expenses                            31,126           23,725           87,825           67,242
                                                     --------         --------         --------         --------

OPERATING INCOME (LOSS)                                (3,248)             553           (1,409)           1,612

OTHER EXPENSES:
 Non-recurring spin-off and financing costs             1,071               --            1,071               --
                                                     --------         --------         --------         --------

INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                 (4,319)             553           (2,480)           1,612

PROVISION FOR INCOME TAXES                                 98              275               98              805
                                                     --------         --------         --------         --------

INCOME (LOSS) FROM CONTINUING OPERATIONS               (4,417)             278           (2,578)             807

INCOME (LOSS) FROM DISCONTINUED OPERATIONS
 (net of income tax)                                      462             (110)             580             (433)

LOSS ON SALE OF DISCONTINUED OPERATIONS                (1,137)              --           (1,137)              --
                                                     --------         --------         --------         --------

NET INCOME (LOSS)                                    $ (5,092)        $    168         $ (3,135)        $    374
                                                     ========         ========         ========         ========

NET INCOME (LOSS) PER COMMON SHARE - BASIC:
 (Loss) income from continuing operations            $   (.19)        $    .01         $   (.11)        $    .03
 (Loss) from discontinued operations                     (.03)             .00             (.02)            (.01)
                                                     --------         --------         --------         --------
  Net (loss) income                                  $   (.22)        $    .01         $   (.13)        $    .02
                                                     ========         ========         ========         ========

NET INCOME (LOSS) PER COMMON SHARE - DILUTED:
 (Loss) income from continuing operations            $   (.19)        $    .01         $   (.11)        $    .03
 (Loss)from discontinued operations                      (.03)             .00             (.02)            (.01)
                                                     --------         --------         --------         --------
  Net (loss) income                                  $   (.22)        $    .01         $   (.13)        $    .02
                                                     ========         ========         ========         ========

WEIGHTED AVERAGE NUMBER COMMON SHARES
 Basic                                                 23,632           23,458           23,632           23,420
                                                     ========         ========         ========         ========
 Diluted                                               23,632           23,458           23,632           23,420
                                                     ========         ========         ========         ========


            See notes to condensed consolidated financial statements.

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In thousands)

                                                             Nine Months Ended
                                                                November 30,
                                                         -------------------------
                                                           1999             1998
                                                         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                       $ (3,135)        $    374
 Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operations:
     Depreciation and amortization                            539              408
         Provision for doubtful accounts                      525              186
     Deferred income taxes                                     --            1,494
     Goodwill from acquisitions                                --             (666)
  Change in operating assets and liabilities:
     Accounts receivable                                      637           (9,884)
     Prepaid expenses and other current assets                (45)            (253)
     Accounts payable and accrued expenses                  4,752            2,416
     Other assets                                              32                8
                                                         --------         --------
         Net cash provided by (used in)

         operating activities                               3,305           (5,917)
                                                         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net short term assets of discontinued operations          (5,497)          (4,823)
 Net long term assets of discontinued operations           13,184           (3,462)
 Contribution of Chelsea by TLCS                               --            6,747
 Acquisitions, net of cash required                            --             (225)
 Purchases of fixed assets                                 (2,029)            (385)
                                                         --------         --------
        Net cash provided by (used in)
         investing activities                               5,658           (2,148)
                                                         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Reduction in bank debt                                       (43)            (361)
 Increase (decrease) in borrowings under
  secured credit facility                                  (8,681)           7,876
                                                         --------         --------
        Net cash provided by (used in)
         financing activities                              (8,724)           7,515
                                                         --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH
CASH EQUIVALENTS                                              239             (550)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                                   197              892
                                                         --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $    436         $    342
                                                         ========         ========


SUPPLEMENTAL DATA:

Cash paid for:
  Interest                                               $  1,754         $  1,079
                                                         ========         ========

  Income taxes                                                 40              200
                                                         ========         ========


            See notes to condensed consolidated financial statements.

STAFF BUILDERS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
($ IN THOUSANDS, EXCEPT WHERE NOTED)

1. SPIN-OFF TRANSACTION AND FINANCIAL STATEMENTS -The Company separated its home health care business from its existing medical staffing business during October 1999. To accomplish this separation of its businesses, the Company's Board of Directors established a new, wholly-owned subsidiary, Tender Loving Care Health Care Services, Inc. ("TLCS"), which acquired 100% of the outstanding capital stock of the Company's subsidiaries engaged in the home health care business (the "Spin-Off"). The Spin-Off was effected through a pro rata distribution to the Company's stockholders of all the shares of common stock of TLCS owned by the Company ("the Distribution"). The Distribution was made by issuing one share of TLCS common stock for every two shares of the Company's Class A and Class B common stock outstanding on October 12, 1999 ("the Record Date"). Based upon the 23,619,388 shares of the Company's common stock which was outstanding on the Record Date, 11,809,694 shares of TLCS common stock was distributed to holders of the Company's Class A and Class B common stock on or about October 20, 1999. The medical staffing business remained with the Company.

         On October 13, 1999, the Company received notice from the Securities and Exchange Commission that its Registration Statement on Form 10 relating to the Spin-Off was cleared from further comments. Further on October 20, 1999, the Company received consent from its current lending institution to complete the Spin-Off. Because TLCS owned a majority of the operations, employees and assets of the historical business of the Company, the Distribution was treated as a "reverse spin-off" for financial reporting purposes under generally accepted accounting principles. Accordingly, the consolidated financial statements contained in this quarterly report have been restated from those previously reported by the Company to reflect a change in the reporting entity. The financial position and results of operations include only the medical staffing business, the Company's subsidiary, ATC Healthcare Services, Inc. ("ATC") and the Company's majority owned subsidiary, Chelsea Computer Consultants, Inc. ("Chelsea"), an information technology staffing business, through September 17, 1999 (the date Chelsea was sold).

 6. DISCONTINUED OPERATIONS - On September 17, 1999, prior to the Spin-Off, the Company sold its entire interest in Chelsea for total consideration of $17,500. The cash received of $17,500 was used to pay off approximately $8,400 of borrowings under the Company's acquisition line of credit, approximately $4,000 of borrowings under the Company's revolving line of credit and $500 paid to a former principal of Chelsea. The remaining $4,600 of cash was used to pay down TLCS's revolving line of credit. The Company's interest in Chelsea was sold at a loss of $1,100.

7. RESTATEMENT OF THE NOVEMBER 30, 1999 FINANCIAL STATEMENTS - The November 30, 1999 consolidated balance sheet of the Company as well as the results from operations for the three and nine months ended November 30, 1999 and the cash flows for the nine months ended November 30, 1999 have been restated to present Chelsea as discontinued operations including both the operating results and sale of Chelsea.

         A summary of the effects of the restatement are as follows:


   BALANCE SHEET

                                                November 30, 1999
                                            ------------------------
                                                As
                                            Previously
                                             Reported    As Restated
                                            ----------   -----------
      Prepaid expenses and other
       current assets                           869            229
      Intangible assets                      11,571          8,829
      Other assets                              201            100
      Total liabilities                      27,368         27,099
      Additional paid in capital             13,559         13,522
      Retained earnings                         217         (2,960)


RESULTS FROM OPERATIONS

                                                        Three Months Ended                   Nine Months Ended
                                                         November 30, 1999                   November 30, 1999
                                                    ----------------------------        ----------------------------
                                                        As                                  As
                                                    Previously            As            Previously             As
                                                      Stated           Restated           Stated            Restated
                                                    ----------         ---------        ----------         ---------
CONTINUING OPERATIONS:
REVENUES:
 Service revenues                                    $  27,870         $  27,878         $  86,403         $  86,416
 Medical staffing                                        1,330                --            18,399                --
 Sales of franchises and fees, net                          --                --                13                --
                                                     ---------         ---------         ---------         ---------
     Total Revenues                                     29,200            27,878           104,815            86,416

OPERATING EXPENSES:
 Service costs                                          23,078            22,124            81,461            67,178
 General and administrative expenses                     7,478             7,322            20,203            18,204
 Depreciation and amortization                             388               147               439               539
 Interest expense, (net)                                   448               446             1,741               810
 Other (income) expense, net                               (37)              837               162               844
 Relocation expenses                                       250               250               250               250
 Spin-off related expenses                              1 ,071                --             1,071                --
                                                     ---------         ---------         ---------         ---------
   Total operating expenses                             32,676            31,126           105,327            87,825
                                                     ---------         ---------         ---------         ---------

OPERATING INCOME (LOSS)                                 (3,476)           (3,248)             (512)           (1,409)

OTHER EXPENSES:
 Non-recurring spin-off and financing
   costs                                                    --             1,071                --             1,071
                                                     ---------         ---------         ---------         ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                  (3,476)           (4,319)             (512)           (2,480)

BENEFIT (PROVISION) FOR INCOME TAXES                     1,071               (98)              (40)              (98)
                                                     ---------         ---------         ---------         ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS                (2,405)           (4,417)             (552)           (2,578)

INCOME FROM DISCONTINUED OPERATIONS
 (net of income tax)                                        --               462                --               580

LOSS ON SALE OF DISCONTINUED OPERATIONS                     --            (1,137)               --            (1,137)
                                                     ---------         ---------         ---------         ---------

NET INCOME (LOSS)                                    $  (2,405)        $  (5,092)        $    (552)        $  (3,135)
                                                     =========         =========         =========         =========

                                                        Three Months Ended                   Nine Months Ended
                                                         November 30, 1999                   November 30, 1999
                                                    ----------------------------        ----------------------------
                                                        As                                  As
                                                    Previously            As            Previously             As
                                                      Stated           Restated           Stated            Restated
                                                    ----------         ---------        ----------         ---------
Note(7) continued

NET INCOME (LOSS) PER COMMON SHARE - BASIC:
 (Loss) income from continuing operations                 (.10)        $    (.19)        $    (.02)        $    (.11)
 (Loss) from discontinued operations                        --              (.03)               --              (.02)
                                                     ---------         ---------         ---------         ---------
  Net (loss) income                                       (.10)        $    (.22)        $    (.02)        $    (.13)
                                                     =========         =========         =========         =========

NET INCOME (LOSS) PER COMMON SHARE - DILUTED:
 (Loss) income from continuing operations            $    (.10)        $    (.19)        $    (.02)        $    (.11)
 (Loss)from discontinued operations                         --              (.03)               --              (.02)
                                                     ---------         ---------         ---------         ---------
  Net (loss) income                                  $    (.10)        $    (.22)        $    (.02)        $    (.13)
                                                     =========         =========         =========         =========

WEIGHTED AVERAGE NUMBER COMMON SHARES
 Basic                                                  23,632            23,632            23,632            23,632
                                                     =========         =========         =========         =========
 Diluted                                                23,632            23,632            23,632            23,632
                                                     =========         =========         =========         =========


CASH FLOWS

                                                            Nine Months Ended
                                                            November 30, 1999
                                                        --------------------------
                                                            As
                                                        Previously           As
                                                          Stated          Restated
                                                        ----------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                       $   (552)        $ (3,135)
 Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operations:
     Depreciation and amortization                            666              539
         Provision for doubtful accounts                      524              525
  Change in operating assets and liabilities:
     Accounts receivable                                      646              637
     Prepaid expenses and other current assets                235              (45)
     Accounts payable and accrued expenses                    623            4,752
     Other assets                                              --               32
                                                         --------         --------
         Net cash provided by (used in)
         operating activities                               2,142            3,305
                                                                          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net short term assets of discontinued operations              --           (5,497)
 Net long term assets of discontinued operations               --           13,184
 Sale of Chelsea - Goodwill, net                           12,369               --
 Sale of Chelsea - A\R and other assets, net                4,185               --
 Purchases of fixed assets                                 (1,909)          (2,029)
                                                         --------         --------
        Net cash provided by (used in)
         investing activities                              14,645            5,658
                                                         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Reduction in bank debt                                   (12,380)             (43)
 Decrease in note payable                                     (56)              --
 (Decrease)\increase in intercompany loan                  (4,600)              --
 Increase (decrease) in borrowings under
  secured credit facility                                      --           (8,681)
                                                         --------         --------
        Net cash provided by (used in)
         financing activities                             (17,036)          (8,724)
                                                         --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH
CASH EQUIVALENTS                                             (249)             239

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                                   685              197
                                                                          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $    436         $    436
                                                         ========         ========

                                                            Nine Months Ended
                                                            November 30, 1999
                                                        --------------------------
                                                            As
                                                        Previously           As
                                                          Stated          Restated
                                                        ----------        --------
Note (7) continued

SUPPLEMENTAL DATA:

Cash paid for:
  Interest                                               $  1,754         $  1,754
                                                         ========         ========
  Income taxes                                                 40               40
                                                         ========         ========
  Decrease in additional paid in capital from
   assumption of liabilities as a result of
   the spin-off                                             4,153               --
                                                         ========         ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         ($ IN THOUSANDS, EXCEPT WHERE NOTED)

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

RESULTS OF OPERATIONS

Total revenues increased by $3,600 or 14.8% for the three months ended November 30, 1999 to $27,900 from $24,300 for the three months ended November 30, 1998. The increase in total revenues for the three months ended November 30, 1999 was a result of the internal growth of the Company at November 30, 1999 from November 30, 1998. Also, during the three months ended November 30, 1999, management recorded a $1,000 charge to revenue for potential sales allowances. For the nine months ended November 30, 1999, total revenues increased by $17,562 or 25.5% to $86,416 from $68,854 for the nine months ended November 30, 1998. The increase in total revenues for the nine months ended November 30, 1999 was primarily due to internal growth.

Service costs (the direct costs of providing services) were 79.4% and 78.1% of total revenues for the three months ended November 30, 1999 and 1998, and 77.7% and 78.4% for the nine months ended November 30, 1999 and 1998, respectively.

General and administrative expenses increased by $3,155, or 75.7%, to $7,322 for the three months ended November 30, 1999 from $4,167 for the three months ended November 30, 1998. For the nine months ended November 30, 1999, general and administrative expenses increased by $6,414, or 54.4%, to $18,204 from $11,790 for the nine months ended November 30, 1998. The increase in general and administrative expenses for the three and nine months ended November 30, 1999 as compared to the same periods in the prior year is primarily a result of the expansion of the Company and increased royalty expenses in conjunction with increased revenues. The increase is also due to the Company hiring additional personnel because of its relocation of its corporate headquarters from Atlanta, Georgia to Lake Success, New York. Also, during the three months ended November 30, 1999 management recorded $1,000 in additional bad debt expense.

Interest expense was approximately $446 and $318 for the three months ended November 30, 1999 and 1998, and $810 and $859 for the nine months ended November 30, 1999 and 1998, respectively. The $128 increase in interest expense for the three months ended November 30, 1999 and 1998 respectively, is due to increased borrowings under the secured revolving lines of credit, together with higher interest rates on such borrowings. The $49 decrease in interest for the nine months ended November 30, 1999 and 1998, respectively, is due to the Company carrying less debt during the nine months ended November 30, 1999.

Spin-Off related expenses were $1,071 for the three months ended November 30, 1999 and consist principally of legal, professional and bank fees. Relocation expenses of $250 were also recorded in the three months ended November 30, 1999 and represent costs incurred and estimated to move the Company's headquarters from Atlanta, Georgia to Lake Success, New York.

The provision for income taxes for the periods have been computed using the effective rate for income taxes as if the Company filed tax returns on a stand alone basis. The actual historical tax returns of the Company which were filed for the fiscal year ended February 28, 1999 included losses generated by TLCS and only minimal state tax liabilities were incurred. Additionally, the tax return of the Company which will be filed for the fiscal year ending February 29, 2000 will also include TLCS losses through October 20, 1999 (the date of the spin-off) and these losses will be sufficient to eliminate any federal taxable income generated by the Company.

LIQUIDITY AND CAPITAL RESOURCES

On September 24, 1999, the Company entered into an amended and restated loan and security agreement with a bank ("Loan Agreement") which expires on February 29, 2000. The Loan Agreement permits the Company to borrow up to 75% of eligible accounts receivable, up to the maximum amount of $15,000. The borrowings under the credit facility bear interest at 2.0% over the prevailing prime lending rate (such rate being 8.5% as of January 17, 2000). In addition, the Company is required to pay a monthly collateral management fee of $3 and .375% per annum of the daily unused portion of the credit facility. The Company paid bank fees of $170 in connection with the execution of the Loan Agreement and facility fees of $131 on November 30, 1999. The Company is required to pay an additional $206 of facility fees by January 31, 2000.

On September 17, 1999, prior to the spin-off of TLCS, the Company sold its entire interest in Chelsea for total cash consideration of $17,500. The cash received of $17,500 was used to pay off approximately $8,400 of borrowings under the Company's acquisition line of credit, approximately $4,000 of borrowings under the Company's revolving line of credit and $500 paid to a former principal of Chelsea. The remaining $4,600 of cash was used to pay down TLCS's revolving line of credit. The Company's interest in Chelsea was sold at a loss of $1,100.

The Company is currently negotiating with its existing lender to increase the maximum amount of its credit facility and/or increase the borrowing base percentage of eligible receivables as well as extend the terms of the agreement. The Company is also exploring additional financing alternatives with several other lenders. However, there can be no assurance that the Company's lender will increase amounts available for borrowing under its existing credit facility and/or extend the term. Also, there can be no assurance that alternate financing sources can be obtained on terms satisfactory to the Company. Although the Company currently has a working capital deficiency of approximately $1,196 at November 30, 1999, such deficiency is a result of the classification of its bank indebtedness as current. Currently, the Company has been able to meet its obligations as they become due and believes it will continue to do so in the near future. However, if the Company is required to pay any material amounts as a result of its being contingently liable for leases and other agreements in connection with the Spin-Off, this will have a material adverse effect on the Company. The Company has been indemnified by TLCS in connection with these contingent liabilities as part of the Spin-Off.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          STAFF BUILDERS, INC.
                                          By: /s/ Stephen Savitsky
                                              ----------------------------------
                                              Stephen Savitsky
                                              Chairman of the Board
                                              and Chief Executive Officer

Dated:  December 26, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                               TITLE                            DATE
      ---------                               -----                            ----
/s/ STEPHEN SAVITSKY                  Chairman of the Board
--------------------                  and Chief Executive Officer         December 26, 2000
Stephen Savitsky                      and Director


/s/ DAVID SAVITSKY                    President, Secretary                December 26, 2000
------------------                    and Director
David Savitsky


/s/ ALAN LEVY                         Senior - Vice President, Finance,
-------------                         Chief Financial Officer and         December 26, 2000
Alan Levy                             Treasurer