Form 10-Q
period 2000-11-30
STAFF BUILDERS INC /DE/
filed 2001-01-16
CIK 720480

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED NOVEMBER 30, 2000, OR

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

The number of shares of Class A Common Stock and Class B Common Stock outstanding on January 12, 2000 were 23,346,182 and 285,615 shares, respectively.

                      STAFF BUILDERS, INC. AND SUBSIDIARIES

                                      INDEX

                                                           PAGE NO.
                                                           --------
PART I.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets -
          November 30, 2000 (unaudited) and February 29, 2000   2

          Condensed Statements of Consolidated
          Operations (unaudited)- Three and nine months ended
          November 30, 2000 and 1999                            3

          Condensed Statements of Consolidated Cash
          Flows (unaudited) - Nine months ended November 30,
          2000 and 1999                                         4

          Notes to Condensed Consolidated Financial
          Statements (unaudited)                              5-6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS       7-8

          Factors Affecting the Company's Future
          Performance                                           8

ITEM 3.   Quantitative and Qualitative Description about
          Market Risk

PART II.  OTHER INFORMATION                                     9

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                      9

PART I.  FINANCIAL INFORMATION
STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                               NOVEMBER 30,
                                                   2000       FEBRUARY 29,
                                               (UNAUDITED)       2000
ASSETS:
CURRENT ASSETS:
 Cash and cash equivalents                        $    23      $   394
 Accounts receivable, net of allowance
   for doubtful accounts of $1,650 and
   $2,528, respectively                            25,150       25,653
 Prepaid expenses and other current assets            351          194
                                                  -------      -------
   Total current assets                            25,524       26,241
FIXED ASSETS, NET OF ACCUMULATED
   depreciation of $2,183 and
   $1,309, respectively                             4,486        4,892
INTANGIBLE ASSETS, NET OF ACCUMULATED
   amortization of $2,420 and
   $2,025, respectively                             7,851        8,246
OTHER ASSETS                                          576          228
                                                  -------      -------
TOTAL                                             $38,437      $39,607
                                                  =======      =======

LIABILITIES:
CURRENT LIABILITIES:
 Accounts payable                                 $   956      $ 2,201
 Accrued expenses                                   3,803        7,374
 Accrued payroll and payroll related expenses       3,915        3,341
 Current portion of long-term debt                    469          232
                                                  -------      -------
   Total current liabilities                        9,143       13,148

LONG-TERM DEBT                                        561          592
DUE UNDER SECURED CREDIT FACILITY                  19,149       15,149
OTHER LIABILITIES                                      89           25
                                                  -------      -------
TOTAL LIABILITIES                                  28,942       28,914
                                                  -------      -------

STOCKHOLDERS' EQUITY:
 Class A Common Stock - $.01 par value;
   50,000,000 shares authorized; 23,346,022
   and 23,331,252 outstanding at November 30,
   2000 and February 29, 2000, respectively           233          233
 Class B Common Stock - $.01 par value;
   1,554,936 shares authorized; 285,775 and
   300,545 outstanding at November 30, 2000 and
   February 29, 2000, respectively                      3            3
 Additional paid-in capital                        13,522       13,522
 Accumulated deficit                               (4,263)      (3,065)
                                                  -------      -------
   Total stockholders' equity                       9,495       10,693
                                                  -------      -------
TOTAL                                             $38,437      $39,607
                                                  =======      =======

        See notes to condensed consolidated financial statements.

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In thousands, except per share data)


                                             Three Months Ended    Nine Months Ended
                                                  November 30,        November 30,
                                              2000        1999       2000       1999
                                             -------     ------     ------     -------
CONTINUING OPERATIONS:
REVENUES:
 Service revenues                            $30,232    $27,878     $87,812    $86,416
                                             -------    -------     -------    -------

COSTS AND EXPENSES:
 Service costs                                23,315     22,124      68,200     67,178
 General and administrative expenses           5,962      7,322      18,293     18,204
 Relocation expenses                               2        250           2        250
                                             -------    -------     -------    -------
   Total operating expenses                   29,279     29,696      86,495     85,632
                                             -------    -------     -------    -------

INCOME (LOSS) BEFORE INTEREST, DEPRECIATION,
 AMORTIZATION AND INCOME TAXES                   953     (1,818)      1,317        784

INTEREST AND OTHER EXPENSES:
 Interest expense, (net)                         552        446       1,645        810
 Depreciation and amortization                   371        147       1,269        539
 Other (income) expense, net                      (5)       837        (399)       844
 Non-recurring spin-off and financing costs       --      1,071          --      1,071
                                             -------    -------     -------    -------
   Total interest and other expenses             918      2,501       2,515      3,264
                                             -------    -------     -------    -------

INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                            35     (4,319)     (1,198)    (2,480)

PROVISION FOR INCOME TAXES                        --         98          --         98
                                             -------    -------     -------    -------

INCOME (LOSS) FROM CONTINUING OPERATIONS          35     (4,417)     (1,198)    (2,578)

INCOME FROM DISCONTINUED OPERATIONS
 (NET OF INCOME TAX)                              --        462          --        580

LOSS ON SALE OF DISCONTINUED OPERATIONS           --     (1,137)         --     (1,137)
                                             -------    -------     -------    -------

NET INCOME (LOSS)                            $    35    $(5,092)    $(1,198)   $(3,135)
                                             =======    =======     =======    =======

NET INCOME (LOSS) PER COMMON SHARE - BASIC:

 (Loss) Income from continuing operations    $   .00    $  (.19)    $  (.05)   $  (.11)
  Income from discontinued operations              -       (.03)          -       (.02)
                                             -------    -------     -------    -------
  Net (loss) income                          $   .00    $  (.22)    $  (.05)   $  (.13)
                                             =======    =======     =======    =======

NET INCOME (LOSS) PER COMMON SHARE - DILUTED:

 (Loss) income from continuing operations    $   .00    $  (.19)    $  (.05)   $  (.11)
 Income from discontinued operations               -       (.03)          -       (.02)
                                             -------    -------     -------    -------
  Net (loss) income                          $   .00    $  (.22)    $  (.05)   $  (.13)
                                             =======    =======     =======    =======

WEIGHTED AVERAGE NUMBER COMMON SHARES

 Basic                                        23,632     23,632      23,632     23,632
                                             =======    =======     =======    =======
 Diluted                                      23,632     23,632      23,632     23,632
                                             =======    =======     =======    =======


            See notes to condensed consolidated financial statements.

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In thousands)


                                                      Nine Months Ended
                                                          November 30,
                                                      2000          1999
                                                      ----          -----
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                                  $(1,198)      $(3,135)
 Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operations:
     Depreciation and amortization                    1,269           539
     Provision for doubtful accounts                   (878)          525
  Change in operating assets and liabilities:
     Accounts receivable                              1,381           637
     Prepaid expenses and other current assets         (157)          (45)
     Accounts payable and accrued expenses           (4,242)        4,752
     Other assets                                      (348)           32
     Other liabilities                                   64            --
                                                     ------       -------
        Net cash provided by (used in)
         operating activities                        (4,109)        3,305
                                                     ------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net short term assets of discontinued operations         -        (5,497)
 Net long term assets of discontinued operations          -        13,184
 Purchases of fixed assets                             (468)       (2,029)
                                                     ------       -------
        Net cash provided by (used in)
         investing activities                          (468)        5,658
                                                     ------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings(payments)in capital leases,(net)            206           --
 Reduction in bank debt                                  --           (43)
 Increase (decrease) in borrowings under
  secured credit facility                             4,000        (8,681)
                                                     ------       -------
        Net cash provided by (used in)
         financing activities                         4,206        (8,724)
                                                     ------       -------

NET INCREASE (DECREASE) IN CASH AND CASH
 CASH EQUIVALENTS                                      (371)          239
CASH AND CASH EQUIVILENTS, BEGINNING
 OF PERIOD                                              394           197
                                                     ------       -------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $   23       $   436
                                                     ======       =======

SUPPLEMENTAL DATA:

Cash paid for:
  Interest                                           $1,770       $ 1,079
                                                     ======       =======



            See notes to condensed consolidated financial statements.

STAFF BUILDERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in Thousands, Except Where Indicated Otherwise and for
Per Share Amounts)

1. FINANCIAL STATEMENTS - In the opinion of Staff Builders, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of November 30, 2000 and February 29, 2000, the results of operations for the three and nine months ended November 30, 2000 and 1999, and the cash flows for the nine months ended November 30, 2000 and 1999. Certain prior period amounts have been reclassified to conform with the November 2000 presentation.

The results for the nine months ended November 30, 2000 and 1999 are not necessarily indicative of the results for an entire year. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited financial statements as of February 29, 2000 and for the year then ended.

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

The shares used in computing basic earnings (loss) per share and diluted earnings per share (loss) were 23,632,000 for the three and nine months ended November 30, 2000 and 1999.

5. CONTINGENCIES

a. Contingent obligations

Roger Jackson Pleasant v. Staff Builders Services, Inc. and Staff Builders, Inc.

The Company is contingently liable for a confession of judgement being paid by TLCS in favor of Roger Jackson Pleasant in the principal amount of approximately $2.6 million outstanding as of November, 2000. The next installment on the obligation is due September 1, 2001 for $305. The Company is indemnified by TLCS pursuant to agreement for any liability arising out of this settlement. TLCS is current with its payments to Roger Jackson Pleasant.

BancOne Leasing Corporation

Pursuant to the terms of a Stipulation of Settlement dated January 14, 2000, the Company is contingently liable on equipment leases that total $1,200 over a two-year period. Because the equipment is used in TLCS offices primarily, TLCS has entered into an Assumption Agreement whereby it agreed to assume responsibility jointly and severally with the original parties to the leases, which include the Company. TLCS is current with their payments to BancOne.

Chase Equipment Leasing, Inc.

The Company is a signatory on a Forbearance and Acknowledgement Agreement along with TLCS and all of its subsidiaries, pursuant to which TLCS will pay a total of $385 pursuant to monthly installments of $75 for equipment used by TLCS. TLCS and its subsidiaries are also guarantors under the Forbearance and Acknowledgement Agreement. TLCS is current with their payments with Chase.

Albert Gallatin

On September 20, 1995, the United States Attorney for the Eastern District of Pennsylvania alleged that between 1987 and 1989, a corporation, substantially all assets and liabilities of which were acquired by a subsidiary of TLCS in 1993, submitted false claims to Medicare. The alleged false claims were made before TLCS acquired that corporation in 1993. A settlement has been reached where TLCS is obligated to pay a total of $609 payable in monthly installments of $50 which began in November 2000. Pursuant to an agreement between the Company and TLCS, the Company will be indemnified by TLCS for any obligations arising out of this matter. TLCS is current with its payments to Albert Gallatin.

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

RESULTS OF OPERATIONS

Total revenues increased by $2,354 or 8.4% for the three months ended November 30, 2000 to $30.2 million from $27.9 million for the three months ended November 30, 1999. For the nine months ended November 30, 2000, total revenues increased by $1,396 or 1.6% to $87.8 million from $86.4 million for the nine months ended November 30, 1999. The increases in revenues for the three month and nine month periods was primarily due to increased organic growth.

Service costs were 77.1% and 79.4% of total revenues for three months ended November 30, 2000 and 1999, respectively, and 77.7% for both of the nine months ended November 30, 2000 and 1999. The decrease in service costs as a percentage of total revenues for the three months ended November 30, 2000 as compared to the same period in the prior year is primarily due to better cost controls related to our health care professionals. Service costs increased $1,191 or 5.4% for the three months ended November 30, 2000 to $23.3 million from $22.1 million, while increasing $1,022 for the nine months ended November 30, 2000 to $68.2 million from $67.2 million for the nine months ended November 30, 1999. These increases are directly related to the increase in total revenues and business volume for the comparable periods.

General and administrative expenses were $6.0 million or 19.7% of total revenues for the three months ended November 30, 2000 and $7.3 million or 26.3% of total revenues for the three months ended November 30, 1999. This represents a decrease of $1,360 or 18.6% for the three month period. The decrease is primarily due to $1,000 of bad debt expenses taken in the three month period ended November 30, 1999. Other decreases include Temporary Help ($149), Insurance ($100), and Supplies ($59). For the nine months ended November 30, 2000, general and administrative expenses were $18.3 million or 20.8% of total revenues and $18.2 million or 21.1% of total revenues for the nine months ended November 30, 1999. Costs for these periods were fairly constant. The $1,000 of bad debt expense taken in the nine months ended November 30, 1999 was replaced by costs associated with the expansion of the Company's infrastructure (primarily personnel)during the nine months ended November 30, 2000 to permit the Company to accommodate future increases in business volume. Professional fees associated with the initial development and implementation of the expanded infrastructure are also included in these replacement costs. These costs are not expected to be incurred in the future.

Interest expense,(net) was $552 and $446 for the three months ended November 30, 2000 and 1999, respectively, and $1.6 million and $810 for the nine months ended November 30, 2000 and 1999, respectively. The increase in total interest expense for the three and nine months ended November 30, 2000 as compared to the same periods in the prior year is primarily due to a larger balance under the Company's secured revolving line of credit due to increased business volume and higher borrowing rates.

Other income (net) totaled $399 for the nine months ended November 30, 2000. Other income was comprised mainly of the following: gain on the sale of a subsidiary($150), New York State Economic Development grant($50),the recognition of additional funds from the sale of discontinued operations($165) and a reduction of a reserve ($80) of a contingent liability that the Company does not consider outstanding.

LIQUIDITY AND CAPITAL RESOURCES

On March 29, 2000, the Company secured a new financing facility ("New Facility") for a $20 million revolving loan. A portion of the proceeds from the New Facility were used to repay a loan agreement provided to the Company on February 29, 2000. The term of the New Facility is for three years, with annual interest bearing a rate of prime plus 2%. The New Facility is collateralized by a first priority lien on all of the Company's assets. The New Facility has certain covenants which include tangible net worth and debt coverage ratios.

On July 31, 2000 the New Facility was amended to increase the annual interest rate from prime plus 2% to prime plus 3% beginning June 1, 2000 and amend the required covenants. The Company is in compliance with these covenants.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity. The Company's primary market risk exposure is interest rate risk. The Company's exposure to market risk for changes in interest rates relates to its debt obligations under its New Facility described above. The interest rate on drawings is the prime rate plus 3%. As at November 30, 2000, drawings on the New Facility were $19,149. Assuming variable rate debt as at November 30, 2000, a one point change in interest rates would impact annual net interest payments by $191.5. The Company does not use derivative financial instruments to manage interest rate risk.

FORWARD-LOOKING STATEMENTS

Certain statements in this report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by the inclusion of phrases such as "the Company anticipates", "the Company believes" and other phrases of similar meaning. These forward-looking statements are based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The potential risks and uncertainties which could cause actual results to differ materially from the Company's expectations include the following:

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

YEAR 2000 - The Company has made upgrades to substantially all of its computer systems and equipment. The installation of these upgrades was completed in all material respects as of December 1999. Such upgrades served to satisfy the anticipated impacts of the so-called Year 2000 issue on our information technology systems. As of November 30, 2000, the Company has not experienced any materially important business disruptions or system failures as a result of Year 2000 issues, nor is it aware of any Year 2000 issues that have impacted its payor sources, suppliers or other significant third parties to an extent significant to the Company. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Consequently, there can be no assurance that unforeseen circumstances may not arise, or that the Company will not in the future identify equipment or systems which are not Year 2000 compliant.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - See Note 5 in PART I. - ITEM 1.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (A)    Exhibits - None

  (B)    Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended November 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  January 16, 2001


                                      STAFF BUILDERS, INC.

                                      By: /s/ Stephen Savitsky
                                         ------------------------------
                                         Stephen Savitsky
                                         Chairman of the Board
                                         and Chief Executive Officer

Dated:  January 16, 2001


                                      By:  /s/  Alan Levy
                                         -------------------------------
                                         Alan Levy
                                         Senior -Vice President, Finance
                                         Chief Financial Officer and
                                         Treasure (Principal Financial and
                                         Accounting Officer)