Form 10-K
period 2001-02-28
STAFF BUILDERS INC /DE/
filed 2001-05-25
CIK 720480

                    SECURITIES AND EXCHANGE COMMISSION DRAFT

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2001.

                                   ----------
                                       OR

[ ] TRANSITION REPORT SUBJECT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO ___________.

                         Commission File Number: 0-11380

                              STAFF BUILDERS, INC.
             (Exact name of Registrant as specified in its charter)


            DELAWARE                                              11-2650500
---------------------------------                            -------------------
 (State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)


1983 MARCUS AVENUE, LAKE SUCCESS, NY                                 11042
------------------------------------                         -------------------
(Address of Principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:           (516) 750-1600
                                                              --------------

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

                           Yes [X]          No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of the voting stock (Class A and Class B Common Stock, assuming conversion of each share of Class B Common Stock into a share of Class A Common Stock) held by non-affiliates of the registrant based on the closing price of such stock on May 22, 2001 was $12,997,488.

The number of shares of Class A Common Stock and Class B Common Stock outstanding on May 22, 2001 was 23,358,494 and 273,303 shares, respectively.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Staff Builders, Inc. ("Staff Builders" or the "Company") is a Delaware corporation which was incorporated in New York in 1978 and reincorporated in Delaware in May 1983. Unless the context otherwise requires, all references to the "Company" include Staff Builders, Inc. and its subsidiaries. The Company is a national provider of medical supplemental staffing services.

The Company's medical supplemental staffing services are provided through its wholly-owned subsidiary, ATC Healthcare Services, Inc. ("ATC"). The Company also provided information technology staffing services through its majority owned subsidiary, Chelsea Computer Consultants, Inc. ("Chelsea") until September 17, 1999, when it sold its entire interest in Chelsea.

On September 17, 1999, prior to the spin-off of Tender Loving Care Health Care Services, Inc. ("TLCS"), the Company sold its entire interest in Chelsea for total consideration of $17.5 million. The $17.5 million of cash received was used to pay off approximately $8.4 million of borrowings under the Company's acquisition line of credit, approximately $4 million of borrowings under the Company's revolving line of credit and $500 thousand paid to a former principal of Chelsea. The remaining $4.6 million of cash was used to pay down the TLCS revolving line of credit. The Company's interest in Chelsea was sold at a loss of approximately $1.1 million.

SPIN-OFF TRANSACTION

On March 22, 1999, the Company's Board of Directors approved a plan to separate its home health care business from its supplemental staffing business and to create a separate, publicly-traded company engaged exclusively in providing home health care services. To accomplish this separation of its businesses, the Company's Board of Directors established a new, wholly-owned subsidiary, TLCS, which acquired 100% of the outstanding capital stock of the Company's subsidiaries engaged in the home health care business. The spin-off was effected on October 20, 1999 through a pro rata distribution to the Company's stockholders of all the shares of common stock of TLCS owned by the Company (the "Distribution"). The Distribution was made by issuing one share of TLCS common stock for every two shares of the Company's common stock outstanding on October 12, 1999 (the "Record Date"). Based upon the 23,619,388 shares of the Company's common stock outstanding on the Record Date, 11,809,694 shares of TLCS common stock were distributed to holders of the Company's common stock after the spin-off. The Company's supplemental staffing business remained with the Company after the spin-off. One of the principal benefits of the spin-off was the creation of a separate and distinct identity for the supplemental staffing business of the Company. This separation should allow financial analysts and institutional investors to better understand that business. It also enhanced the Company's ability to obtain financing outside an environment of tighter government regulation of the home health care industry and reduced government reimbursement for the provision of home health care services.

OPERATIONS

The Company's revenues were $120.7 million, $115.0 million and $94.7 million in Fiscal 2001, 2000, and 1999, respectively. Revenue increased because of growth of existing offices operated by licensees of the Company and the acquisition of new licensees.

The Company provides supplemental staffing to health care facilities through its network of 52 offices in 23 states, of which 38 are operated by 21 licensees and 14 are owned and operated by the Company. The Company offers its clients qualified health care associates in over 60 job categories ranging from the highest level of specialty nurse including critical care, neonatal and labor and delivery, to medical administrative staff, including third party billers, administrative assistants, claims processors, collection personnel and medical records clerks. The nurses provided to clients include registered nurses, licensed practical nurses and certified nursing assistants. Allied health staffing includes mental health technicians, a variety of therapists (including speech, occupational and physical), radiology technicians and phlebotomists.

Clients rely on the Company to provide a flexible labor force to meet fluctuations in census and business and help the client acquire a specifically needed skill. The Company's medical staffing professionals also fill in for absent employees and enhance a client's core staff with temporary workers during peak seasons.

Clients benefit from their relationship with the Company because of its expertise in providing properly skilled medical staffing employees to a facility in an increasingly tight labor market. The Company has developed a skills checklist for clients to provide information concerning a prospective employee's skill level. Clients also benefit from no longer having to concern themselves with the payment of employee wages, benefits, payroll taxes, workers compensation and unemployment insurance for staff provided by the Company because these are processed through the Company.

The Company also operates a Travel Nurse Program whereby qualified nurses, physical therapists and occupational therapists are recruited on behalf of the clients who require such services on a long-term basis. These individuals are recruited from the United States and foreign countries, including Great Britain, Australia, South Africa and New Zealand to perform services on a long-term basis in the United States.

The Company has contracted with a management entity for the recruitment of the foreign nurses. The management entity must arrange for the nurses' and therapists' immigration, licensing certifications as well as their living accommodations while employed in the United States.

ATC has expanded its client base to include nursing homes, physician practice management groups, managed care facilities, insurance companies, surgery centers, community health centers and schools. By diversifying its client list, the Company lessens the risk that regulatory or industry sector shifts in staffing usage will materially affect the Company's staffing revenues.

Approximately 26.1% of the Company's revenues are attributable to an ATC licensee whose majority of stock is owned by two family members of the Company's executive officers.

During fiscal years 2001, 2000, and 1999, no single client accounted for more than 10% of the revenues of the Company.

LICENSEE PROGRAM

The Company's licensing program is one of the principal factors differentiating it from most of its competition. After agreeing to pay an initial license fee in exchange for his or her own territory, the licensee is paid a royalty equal to approximately 60% of gross profit (in general, the difference between the amount so invoiced and the payroll and related expenses for the personnel delivering the services). The licensee has the right to develop the territory to its fullest potential. The licensee also handles marketing and recruiting within the assigned territory. All locations must be approved by the Company prior to signing a lease. Various management reports are provided to the offices to assist them with ongoing analysis of their medical staffing operations. The Company pays and distributes the payroll for the direct service personnel who are all employees of the Company, administers all payroll withholdings and payments, invoices the customers and receives and processes the accounts receivable. The licensees are responsible for providing an office and paying administrative expenses including rent, utilities, telephone and costs of administrative personnel.

For Fiscal 2001, 2000, and 1999, total staffing licensee distributions of approximately $14.4 million, $15.8 million, and $12.3 million, respectively, were included in the Company's general and administrative expenses.

The Company grants an initial license term of ten years. The licensee has an option to renew for two additional five-year renewal terms, subject to the licensee adhering to the operating procedures and conditions for renewal set forth in the licensee agreement. When the Company converts an independently owned staffing business into a licensee, the Company negotiates the terms of the conversion on a transaction-by-transaction basis, depending on the size of the business and the location.

Sales of licenses are subject to compliance with Federal and particular state franchise laws. If the Company fails to comply with the franchise laws, rules and regulations of the particular state relating to offers and sales of franchises, the Company will be unable to engage in offering or selling franchises in or from such state. To offer and sell franchises, the Federal Trade Commission requires the Company to furnish to prospective licensees a current franchise offering disclosure document. The Company has used a Uniform Franchise Offering Circular ("UFOC") to satisfy this disclosure obligation. The Company must update its UFOC annually or upon the occurrence of certain material events. If a material event occurs, the Company must stop offering and selling franchises until the UFOC is updated. In addition, certain states require the Company to register or file its UFOC with such states and to provide prescribed disclosures. The Company is required to obtain an effective registration of its franchise disclosure document in New York State and certain other registration states. The Company is currently able to offer new franchises in 38 states.

PERSONNEL, RECRUITING AND TRAINING

The Company employs approximately 4,000 individuals who render staffing services and approximately 140 full time administrative and management personnel. Approximately 65 of these administrative employees are located at the branch offices and 75 are located at the administrative office in Lake Success, New York.

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

It is essential to recruit and retain a qualified staff of staffing associates who are available to be placed on assignment as needed. Besides advertising in the local classifieds and conducting local public relations projects, the Company offers a variety of benefit programs to assist in recruiting high quality medical staffing professionals. This package provides employees access to medical, dental, life and disability insurance, a 401(k) plan, opportunities for Continuing Education Credits (CEUs), partnerships with various vendors for discount programs (e.g. uniforms, vacations and cruises, credit cards, appliances and cars), recognition programs and referral bonus programs. In addition, the Company provides its licensees a full-service human resources department to support the offices with policies and procedures as well as the day-to-day issues of the field staff.

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

Each licensee is responsible for generating sales in his or her territory. Licensees are taught to do this through a variety of methods in order to diversify their sales conduits. The primary method of seeking new business is to call on health care facilities in the local area. Cold calls and referrals are often used to generate leads. Advertising in yellow page phone books is also utilized. Once granted an interview, the licensee is instructed to emphasize the highlights of the Company's services.

For corporate-owned offices, the sales and marketing is very similar to a licensee operation, except the branch managers are more closely supervised than the licensee operations.

INSURANCE

The Company maintains errors and omissions insurance covering medical professional and general liability insurance providing for coverage in a maximum amount of $1 million per claim, subject to a limitation of $3 million for all claims in any single year.

COMPETITION

The medical staffing industry is extremely fragmented, with numerous local and regional providers nationwide providing nurses and other staffing solutions to hospitals and other health care providers. As HMOs and other managed care groups expand, so too must the medical staffing companies that service those customers. In addition, momentum for consolidation is increasing among smaller players, often venture capital-backed, who are trying to win regional and even national accounts. Because the temporary staffing industry is dominated generally by large national companies that do not specialize in medical staffing, management believes that its specialization will give it a competitive edge. In addition, its franchise program gives each licensee an incentive to compete actively in his or her local marketplace.

SERVICE MARKS

The Company believes that its service trademark and the ATC(R) Logo have significant value and are important to the marketing of its supplemental staffing services. These marks are registered with the United States Patent and Trademark Office. The ATC(R) trademark will remain in effect through January 9, 2010 for use with nursing care services and healthcare services. These marks are each renewable for an additional ten-year period, provided the Company continues to use them in the ordinary course of business.

ITEM 2. PROPERTIES

The Company's business leases its administrative facilities in Atlanta, Georgia and Lake Success, New York. The Lake Success office lease for approximately 12,000 square feet of office space expires on November 2007 and provides for a current annual rent of $282,840 and is subject to a 3.5% annual escalation. The Atlanta office lease for approximately 1,800 square feet of office space expires on March 2002 and provides for a current annual rent of approximately $39,800. The Company does not intend to renew the Atlanta lease. The Company believes that its administrative facilities are sufficient for its needs and that it will be able to obtain additional space as needed.

The Company's licensees lease substantially all of their locations from landlords unaffiliated with the Company or any of its executive officers or directors. There are currently 52 staffing offices including 14 operated by the Company and 38 licensee staffing offices operated by 21 licensees. One of the supplemental staffing offices operated by the Company subleases the office space from TLCS and one licensee office subleases the office space from the Company. The remaining licensee offices are owned by licensees or are leased by the licensee from third-party landlords. The Company believes that it will be able to renew or find adequate replacement offices for all leases which are scheduled to expire within the next twelve months at comparable costs.

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

No matters were submitted to a vote of security holders during the fourth quarter of Fiscal 2001.

PART II.
ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK
        AND RELATED STOCKHOLDER MATTERS

(A)      MARKET INFORMATION

The Company has outstanding two classes of common equity securities:Class A Common Stock and Class B Common Stock. These two classes were created by a recapitalization of the Company's Common Stock that was completed in October 1995. The Company's Class A Common Stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board System under the symbol "SBLI."

The following table sets forth, for the indicated Fiscal periods, the high and low sale prices for the Class A Common Stock for each quarter during the Fiscal year ended February 29, 2000 and February 28, 2001, as reported by the Over-the-Counter Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                                                   HIGH      LOW
                                                                   ----      ---
Fiscal Year Ended February 29, 2000
1st quarter ended May 31, 1999                                     $.52     $.16
2nd quarter ended August 31, 1999                                   .53      .13
3rd quarter ended November 30, 1999                                 .48      .16
4th quarter ended February 29, 2000                                 .41      .17

Fiscal Year Ended February 28, 2001
1st quarter ended May 31, 2000                                     $.61     $.25
2nd quarter ended August 31, 2000                                   .50      .23
3rd quarter ended November 30, 2000                                 .45      .23
4th quarter ended February 28, 2001                                 .38      .16


There is no established public trading market for the Company's Class B Common Stock, which has ten votes per share and upon transfer is convertible automatically into one share of Class A Common Stock, which has one vote per share.

(B)      HOLDERS

As of May 22, 2001, there were approximately 293 holders of record of Class A Common Stock (including brokerage firms holding stock in "street name" and other nominees) and 402 holders of record of Class B Common Stock.

(C)      DIVIDENDS

Since its organization, the Company has not paid any dividends on its shares of Class A and Class B Common Stock. Management anticipates that for the foreseeable future all earnings will be retained for use in its business and, accordingly, it does not intend to pay cash dividends.

SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       FEBRUARY 28,   FEBRUARY 29,  FEBRUARY 28,   FEBRUARY 28,   FEBRUARY 28,
                                                          2001           2000          1999           1998            1997
                                                       ------------   ------------  ------------   ------------   ------------
CONSOLIDATED OPERATIONS DATA:
Revenues                                               $ 120,694      $ 114,994      $  94,694      $  68,360      $  42,770
Income (loss) from continuing operations                  (1,066)        (2,683)          (369)        (1,252)           429
Loss from discontinued operations                             --           (557)        (1,031)          (210)            --

Net income (loss)                                      $  (1,066)     $  (3,240)     $  (1,400)     $  (1,462)     $     429

Income (loss) per common share-basic
     Income (loss) from continuing operations          $    (.05)     $    (.11)     $    (.02)     $    (.05)     $     .02

     Loss from discontinued operations                        --           (.03)          (.04)          (.01)            --
                                                       ---------      ---------      ---------      ---------      ---------
     Net income (loss)                                 $    (.05)     $    (.14)     $    (.06)     $    (.06)     $     .02
                                                       =========      =========      =========      =========      =========
Income (loss) per common share - diluted:
     Income (loss) from continuing operations          $    (.05)     $    (.11)     $    (.02)     $    (.05)     $     .02
     Loss from discontinued operations                        --           (.03)          (.04)          (.01)            --
                                                       ---------      ---------      ---------      ---------      ---------
     Net income (loss)                                 $    (.05)     $    (.14)     $    (.06)     $    (.06)     $     .02
                                                       =========      =========      =========      =========      =========
Weighted average common shares outstanding:
     Basic                                                23,632         23,623         23,162         23,939         23,668
     Diluted                                              23,632         23,623         23,162         23,939         24,577

CONSOLIDATED BALANCE SHEET DATA:

Total assets                                           $  41,431      $  39,607      $  45,004      $  29,581      $  22,009
Long-term debt and other liabilities                      21,059         16,049             25         16,022          9,858
Total liabilities                                         31,804         28,914         31,689         21,270         12,713
Stockholders' equity                                       9,627         10,693         13,315          8,311          9,296


Staff Builders, Inc. did not pay any cash dividends on its common stock during any of the periods set forth in the table above. Certain prior period amounts have been reclassified to conform with the Fiscal 2001 presentation.

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

Results of Operations

Years Ended February 28, 2001 ("Fiscal 2001"), February 29, 2000 ("Fiscal 2000") and February 28, 1999 ("Fiscal 1999").

REVENUES: Total revenues increased by approximately $5.7 million or 5.0% to $120.7 million in Fiscal 2001 from $115.0 million in Fiscal 2000. This increase is due to growth in revenues for certain locations which had already been in operation during Fiscal 2000 and are experiencing higher sales in Fiscal 2001. These locations offset the loss of revenues from branch offices that have left the network. Total revenues increased by approximately $20.3 million or 21.4% to $115.0 million in Fiscal 2000 from $94.7 million in Fiscal 1999. This increase is due to an increase in revenues for certain locations which had been in operation during the entire Fiscal 1999 period but were experiencing higher sales growth in Fiscal 2000, as well as independent agencies which had joined the Company during Fiscal 1999 which were operating for the entire Fiscal 2000.

SERVICE COSTS: Service costs were 77.5%, 77.1% and 78.0% of total revenues in Fiscal 2001, 2000 and 1999, respectively. Service costs represent the direct costs of providing services to patients or clients, including wages, payroll taxes, travel costs, insurance costs, medical supplies and the cost of contracted services.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased by approximately $.8 million or 3.2% to $25.0 million in Fiscal 2001 from $24.3 million in Fiscal 2000. The increase is mainly related to the overall growth of the business. The Company pays royalties to its licensees based upon approximately 60% of the gross profit of the licensee office. Despite the growth in revenues, royalty expense decreased by approximately $1.5 million or 15.2% to $8.7 million in Fiscal 2001 from $10.2 million in Fiscal 2000. The decrease is primarily due to the increase in corporately owned offices as well as an increase in the number of franchises enrolled in the Company's administrative program where certain expenses of the franchise are paid by the Company and charged back against the franchisee's royalty.

General and administrative expenses increased by approximately $5.0 million or 25.7% to $24.3 million in Fiscal 2000 from $19.3 million in Fiscal 1999. The increase is mainly due to growth of the business and associated royalty expense as well as the hiring of additional personnel because of the relocation of the Company's corporate office from Atlanta, Georgia to Lake Success, New York.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization expenses relating to fixed assets and intangible assets increased by approximately $1,078 thousand or 162.3% to $1,742 thousand in Fiscal 2001 from $664 thousand in Fiscal 2000. Charges for depreciation and amortization expenses increased $89 thousand or 15.5% from $575 thousand in Fiscal 1999 to $664 thousand in Fiscal 2000. These increases are mainly due to the purchase and placing into service of approximately $3.6 million of computer equipment in Fiscal 2000 which was necessary to build the computer infrastructure to handle the current and future growth of the business.

INTEREST EXPENSE, NET: Interest expense, net was $2.3 million, $1.2 million and $1.2 million in Fiscal 2001, 2000 and 1999, respectively. Interest expense increased due to the level of borrowings of the Company in congruence with the increased growth of the Company's continuing operations.

RELOCATION EXPENSES: During Fiscal 2000, the Company incurred one-time relocation charges related to the expenses of moving its corporate offices from Atlanta, Georgia to Lake Success, New York. These costs primarily include travel and lodging, as well as the costs for the physical movement of the Company's equipment and records to the New York location.

NON RECURRING SPIN-OFF AND FINANCING COSTS: During Fiscal 2000, the Company incurred one-time spin-off costs of approximately $700 thousand related to the spin-off of TLCS. These costs included legal fees, accounting fees, consultants and printing costs. In addition, the Company incurred financing fees of approximately $400 thousand which were incurred because of the restructuring of the Company's borrowing agreement with its asset based lending institution necessitated by the spin-off of TLCS.

PROVISION (BENEFIT) FOR INCOME TAXES: The provision (benefit) for income taxes reflects an effective rate of 10.4%, 3.9%, and (16.0%) in Fiscal 2001, 2000, and 1999, respectively.

The provision for income taxes in Fiscal 2001 consists of state capital and minimum taxes. The book benefit for the net operating losses generated in Fiscal 2001 was offset by recording a full valuation allowance. Such valuation allowance was recorded because management does not believe that the utilization of the tax benefits from operating losses, and other temporary differences are "more likely than not" to be realized, as required by generally accepted accounting principles (GAAP) in the United States of America.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $3.0 million in Fiscal 2001, which consisted primarily of the decrease in accounts payable, accrued expenses, and accrued payroll and related expenses of $2.4 million and cash used in operations which consisted of the net loss of $1.1 million, which included non-cash items consisting primarily of depreciation and amortization of $1.7 million and the decrease to the allowance for doubtful accounts net of work off's, of $1.2 million.

Net cash used in investing activities was $585 thousand in Fiscal 2001, which consisted of the purchases of fixed assets of $585 thousand.

Net cash from financing activities was $5.2 million in Fiscal 2001 which consisted of the increase due under the Company's secured credit facility of $5.5 million and the principal decrease in capital leases of $.3 million.

Net cash provided by operating activities was $3.0 million for Fiscal 2000, which consisted primarily of the increase of accounts payable and accrued expenses of $4.6 million offset by cash provided from operations which consisted of the net loss of $(3.2) million, which included non-cash items consisting primarily of depreciation and amortization of $664 thousand, goodwill write-offs of $433 thousand and provision for doubtful accounts of $651 thousand.

Net cash provided by investing activities was $4.8 million in Fiscal 2000, which consisted of the disposition of short term assets of discontinued operations of $4.2 million and disposition of long term assets of discontinued operations of $3.5 million offset by $2.9 million of fixed asset purchases.

Net cash used in financing activities was $7.6 million in Fiscal 2000, which consisted primarily of the decrease due under secured credit facility of $7.5 million.

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

In March 2000, the Company secured a financing facility ("Facility") with a lending institution for a $20 million revolving loan. The Facility was used to repay borrowings under the Loan Agreement. Under the Facility, the Company was able to borrow up to $20 million based upon having sufficient collateral calculated at 85% of the Company's accounts receivable. Interest on the Facility is 3% over the prevailing prime lending rate. There is also a .5% annual fee for the unused portion of the total loan availability.

In April 2001, the Company secured a new financing facility ("New Facility") with a new lending institution for a $25 million revolving loan. The New Facility was used to repay borrowings under the Facility. Under the New Facility, the Company may borrow amounts up to 85% of the Company's eligible accounts receivable subject to a maximum of $25 million. Interest on borrowings under the New Facility is at the annual rate of 3.4% over LIBOR. There is also a
 .5% annual fee for the unused portion of the total loan availability. The Company was required to pay a $.3 million early termination fee to the prior lender of the Facility. The Company expects to recoup this fee in lower interest charged by the New Facility in fiscal year ending February 2002.

The Company's working capital was $18.0 million and $13.4 million at February 28, 2001 and February 29, 2000, respectively.

Management believes that working capital generated from operations, together with other credit facilities, will be sufficient to meet the currently anticipated working capital and capital expenditure requirements of our operations.

EFFECT OF INFLATION

The rate of inflation was immaterial during Fiscal 2001. In the past, the effects of inflation on salaries and operating expenses have been offset by the Company's ability to increase its charges for services rendered. The Company anticipates that it will be able to continue to do so in the future. The Company continually reviews its costs in relation to the pricing of its services.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a material effect, if any, on its financial condition or its results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity: The Company's primary market risk exposure is interest rate risk. The Company's exposure to market risk for changes in interest rates relates to its debt obligations under its Facility described above. The interest rate on drawings was the prime rate plus 3%. Under the New Facility, the interest rate is 3.4% over LIBOR. At February 28, 2001, drawings on the Facility were $20,636 thousand. Assuming variable rate debt at February 28, 2001, a one point change in interest rates would impact annual net interest payments by $206.4 thousand. The Company does not use derivative financial instruments to manage interest rate risk.

CONTINGENT OBLIGATIONS

The Company is contingently liable on obligations owed by TLCS which total approximately $3,700,000 as of February 28, 2001. The Company is indemnified by TLCS for any obligations arising out of these matters. As of May 2001, TLCS has represented that it is current on its payments for these obligations.

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

SATISFACTORY FINANCING - The Company entered into the New Facility on April 6, 2001. Management cannot provide assurance that the Company will remain in compliance with the covenants of the new financing agreement. If the Company does not remain in compliance with the covenants, the bank could immediately call the amounts due under the New Facility. If this were to happen, the Company would have to seek alternative financing, which may not be available on acceptable terms to the Company. The line of credit available to the Company is $25 million. Management cannot provide assurance that the available line of credit will be sufficient on a going forward basis to provide sufficient funds to operate the business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STAFF BUILDERS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS


                                                                  PAGE
                                                                  ----
INDEPENDENT AUDITORS' REPORT                                        15

CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as of
       February 28, 2001 and February 29, 2000                      16

     Consolidated Statements of Operations
        for the Years ended February 28, 2001,
        February 29, 2000 and February 28, 1999                     17

     Consolidated Statements of Stockholders' Equity
        for the Years ended February 28, 2001,
        February 29, 2000 and February 28, 1999                     18

     Consolidated Statements of Cash Flows
        for the Years ended February 28, 2001,
        February 29, 2000 and February 28, 1999                     19

     Notes to Consolidated Financial Statements                     20

FINANCIAL STATEMENT SCHEDULE FOR THE YEARS ENDED
     FEBRUARY 28, 2001, FEBRUARY 29, 2000
     AND FEBRUARY 28, 1999

        II - Valuation and Qualifying Accounts                      35


All other schedules were omitted because they are not required, not applicable or the information is otherwise shown in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Staff Builders, Inc.:

We have audited the accompanying consolidated balance sheets of Staff Builders, Inc. and subsidiaries (the "Company") as of February 28, 2001 and February 29, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 28, 2001. Our audits also included the financial statement schedule listed in the Table of Contents. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Staff Builders, Inc. and subsidiaries at February 28, 2001 and February 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/  Deloitte & Touche LLP

Jericho, New York
May 17, 2001

STAFF BUILDERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       FEBRUARY 28,    FEBRUARY 29,
                                                                           2001            2000
                                                                       ------------    ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                          $    2,013      $      394
     Accounts receivable, net of allowance
          for doubtful accounts of $1,344
          and $2,528, respectively                                          26,569          25,653
     Prepaid expenses and other current assets                                 197             194
                                                                        ----------      ----------
               Total current assets                                         28,779          26,241

FIXED ASSETS, net                                                            4,291           4,892
GOODWILL AND OTHER INTANGIBLE ASSETS, net                                    7,545           8,246
OTHER ASSETS                                                                   816             228
                                                                        ----------      ----------
TOTAL                                                                   $   41,431      $   39,607
                                                                        ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                   $    1,048      $    2,201
     Accrued expenses                                                        4,461           7,040
     Accrued payroll and payroll related expenses                            4,631           3,341
     Current portion of long-term debt                                         605             283
                                                                        ----------      ----------
               Total current liabilities                                    10,745          12,865

LONG-TERM DEBT                                                                 315             875
DUE UNDER SECURED CREDIT FACILITY                                           20,636          15,149
OTHER LIABILITIES                                                              108              25
                                                                        ----------      ----------
TOTAL LIABILITIES                                                           31,804          28,914
                                                                        ----------      ----------

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY:
     Common stock -
          Class A Common Stock - $.01 par value;
          50,000,000 shares authorized; 23,357,782 and
          23,331,252 issued and outstanding at February 28, 2001
          and February 29, 2000, respectively                                  233             233
          Class B Common Stock - $.01 par value;
          1,554,936 shares authorized; 274,015 and
          300,545 issued and outstanding at February 28, 2001
          and February 29, 2000, respectively                                    3               3
     Additional paid-in-capital                                             13,522          13,522
     Accumulated deficit                                                    (4,131)         (3,065)
                                                                        ----------      ----------
               Total stockholders' equity                                    9,627          10,693
                                                                        ----------      ----------
TOTAL                                                                   $   41,431      $   39,607
                                                                        ==========      ==========


                 See notes to consolidated financial statements

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         Years Ended
                                                                          February 28,   February 29,     February 28,
                                                                             2001            2000            1999
                                                                          ------------   ------------     ------------
CONTINUING OPERATIONS:
REVENUES:

     Service revenues                                                      $  120,657      $  114,994      $   94,505
     Sales of licensees and fees, net                                              37              --             189
                                                                           ----------      ----------      ----------
          Total revenues                                                      120,694         114,994          94,694
                                                                           ----------      ----------      ----------

COSTS AND EXPENSES:
     Service costs                                                             93,559          88,673          73,902
     General and administrative expenses                                       25,038          24,261          19,301
     Relocation expenses                                                           --             270              --
                                                                           ----------      ----------      ----------
        Total operating expenses                                              118,597         113,204          93,203
                                                                           ----------      ----------      ----------

INCOME BEFORE INTEREST, DEPRECIATION, AMORTIZATION AND
INCOME TAXES                                                                    2,097           1,790           1,491

INTEREST AND OTHER EXPENSES (INCOME):
     Interest expense, net                                                      2,257           1,201           1,207
     Depreciation and amortization                                              1,742             664             575
     Other (income) expense, net                                                 (936)          1,364             148
     Non recurring spin-off and financing costs                                    --           1,144              --
                                                                           ----------      ----------      ----------
       Total interest and other expenses                                        3,063           4,373           1,930
                                                                           ----------      ----------      ----------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                              (966)         (2,583)           (439)


PROVISION (BENEFIT) FOR INCOME TAXES                                              100             100             (70)
                                                                           ----------      ----------      ----------

LOSS FROM CONTINUING OPERATIONS                                                (1,066)         (2,683)           (369)
                                                                           ----------      ----------      ----------

     Income (loss) from discontinued operations
     (net of income taxes of $284 and  $293 for the
     years ended February 29, 2000 and February 28, 1999,
     respectively)                                                                 --             580          (1,031)
     Loss on sale of discontinued operations                                       --          (1,137)             --
                                                                           ----------      ----------      ----------
LOSS FROM DISCONTINUED OPERATIONS                                                  --            (557)         (1,031)
                                                                           ----------      ----------      ----------

 NET LOSS                                                                  $   (1,066)     $   (3,240)     $   (1,400)
                                                                           ==========      ==========      ==========

LOSS PER COMMON SHARE - BASIC:
  Loss from continuing operations                                          $     (.05)     $     (.11)     $     (.02)
  Loss from discontinued operations                                                --            (.03)           (.04)
                                                                           ----------      ----------      ----------
  Net loss                                                                 $     (.05)     $     (.14)     $     (.06)
                                                                           ==========      ==========      ==========

LOSS PER COMMON SHARE - DILUTED:
   Loss from continuing operations                                         $     (.05)     $     (.11)     $     (.02)
   Loss from discontinued operations                                               --            (.03)           (.04)
                                                                           ----------      ----------      ----------
   Net loss                                                                $     (.05)     $     (.14)     $     (.06)
                                                                           ==========      ==========      ==========
WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING
     Basic                                                                     23,632          23,623          23,162
                                                                           ==========      ==========      ==========
     Diluted                                                                   23,632          23,623          23,162
                                                                           ==========      ==========      ==========



                 See notes to consolidated financial statements

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                               RETAINED
                                              COMMON STOCK        PREFERRED    ADDITIONAL      EARNINGS
                                         ----------------------     STOCK       PAID-IN      (ACCUMULATED
                                           SHARES       AMOUNT     CLASS A      CAPITAL        DEFICIT)        TOTAL
                                         -----------    -------   ---------    ----------    -------------    --------
Balances, March 1, 1998                   24,065,603       $240          $1        $6,154           $1,575      $7,970
Contribution of Chelsea by TLCS                                                     8,597                        8,597
Additional common stock issued in
   connection with a 1987 acquisition         26,935                                                                --
Exercise of stock options                     20,000                                                                --
Purchase and retirement of common
   stock                                  (5,088,060)       (50)                                                   (50)
Conversion of preferred stock into
   common stock                            4,269,820         43          (1)                                        42
Common stock issued - employee stock
   purchase plan                             325,082          3                                                      3
Net effect of liabilities transferred
   from TLCS                                                                       (1,847)                      (1,847)
Net loss                                                                                            (1,400)     (1,400)
                                         -----------    -------    --------    ----------    -------------    --------
Balances, February 28, 1999               23,619,380        236          --        12,904              175      13,315
Common stock issued                           12,417                                                                --
Forgiveness of debt by TLCS                                                          618                           618
Net loss                                                                                            (3,240)     (3,240)
                                         -----------    -------    --------    ----------    -------------    --------
Balances, February 29, 2000               23,631,797        236          --        13,522           (3,065)     10,693
Net loss                                                                                            (1,066)     (1,066)
                                         -----------    -------    --------    ----------    -------------    --------
Balances, February 28, 2001               23,631,797       $236         $--       $13,522          $(4,131)     $9,627
                                         ===========    =======    ========    ==========    =============    ========




                 See notes to consolidated financial statements

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                            YEARS ENDED
                                                                            ---------------------------------------------
                                                                            FEBRUARY 28,     FEBRUARY 29,    FEBRUARY 28,
                                                                               2001             2000            1999
                                                                            ------------     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                               $ (1,066)        $ (3,240)        $ (1,400)
      Adjustments to reconcile net loss to net cash provided by (used in)
      operations:
               Depreciation and amortization                                    1,742              664              575
               Write-off of goodwill and other intangibles                        190              433               --
               Provision for doubtful accounts, net of write-offs              (1,184)             651            1,612
               Deferred income taxes                                               --               --             (439)
               Goodwill from acquisitions                                          --               --             (812)
      Change in operating assets and liabilities:
               Accounts receivable                                                268              (34)          (9,900)
               Prepaid expenses and other current assets                           (3)             (10)             (31)
               Other assets                                                      (588)             (96)             (12)
               Accounts payable, accrued expenses and
                   accrued payroll and related expenses                        (2,442)           4,649            2,827
               Other liabilities                                                   83               --               --
                                                                             --------         --------         --------
                Net cash (used in) provided by operating activities            (3,000)           3,017           (7,580)
                                                                             --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchases of fixed assets                                                  (585)          (2,902)          (1,219)
      Net short term assets of discontinued operations                             --           (5,497)           5,497
      Net long term assets of discontinued operations                              --           13,184          (13,184)
      Acquisitions, net of cash acquired                                           --               --             (225)

      Contribution of Chelsea by TLCS                                              --               --            8,594
                                                                             --------         --------         --------
                Net cash (used in) provided by investing activities              (585)           4,785             (537)
                                                                             --------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase (reduction) in bank debt                                            --              (43)            (519)
      Principal increases (decreases) of capital leases                          (283)            (109)              --
      Increase (decrease) in due under secured credit facility                  5,487           (7,453)           7,941
                                                                             --------         --------         --------
                 Net cash provided by (used in) financing activities            5,204           (7,605)           7,422
                                                                             --------         --------         --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            1,619              197             (695)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    394              197              892
                                                                             --------         --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  2,013         $    394         $    197
                                                                             ========         ========         ========
SUPPLEMENTAL DATA:
Cash paid for:
   Interest                                                                  $  2,401         $  1,896         $  1,282
                                                                             ========         ========         ========
   Income taxes                                                              $     26         $     --         $     --
                                                                             ========         ========         ========
   Fixed assets purchased through capital leases                             $     45         $  1,267         $     --
                                                                             ========         ========         ========


                 See notes to consolidated financial statements

STAFF BUILDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 28, 2001 ("FISCAL 2001"),FEBRUARY 29, 2000 ("FISCAL 2000"), AND FEBRUARY 28, 1999 ("FISCAL 1999") (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED OTHERWISE AND, FOR PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS - Staff Builders, Inc. and subsidiaries, including ATC Healthcare Services, Inc. and ATC Staffing Services, Inc, (the "Company") is a provider of supplemental staffing to health care facilities. The Company offers a skills list of qualified health care associates in over 60 job categories ranging from the highest level of specialty nurse including critical care, neonatal and labor and delivery, to medical administrative staff, including third party billers, administrative assistants, claims processors, collection personnel and medical records clerks. The nurses provided to clients include registered nurses, licensed practical nurses and certified nursing assistants. Allied health staffing includes mental health technicians, a variety of therapists (including speech, occupational and physical), radiology technicians and phlebotomists.

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company for its fiscal year ending the last day in February and the Company's wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

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

The Company pays a monthly distribution or commission to its domestic licensees based on a defined formula of gross profit generated. Generally, the Company pays the licensees 60% of the gross profit attributable to such licensee. There is no payment to the licensees based solely on revenues. For Fiscal 2001, 2000 and 1999, total distributions or commissions paid to licensees of approximately $14,400, $15,800 and $12,300, were included in the general and administrative expenses, respectively.


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

The Company continually reviews long-lived assets for impairment and, if impaired, remeasures the assets at fair value, whenever events or changes in business circumstances indicate that the carrying value of such assets may not be recoverable. Indicators which reflect the existence of impairment to the carrying value of goodwill include cash flow deficits, a decrease in historic and anticipated revenue and operating results and a decrease in the fair value of some or all assets. Where negative indicators were present, the carrying value of goodwill and other long-lived assets were reviewed to determine if the assets will be recoverable, based on undiscounted estimated cash flows. During Fiscal 2001, the Company wrote off $190 of goodwill relating to a prior acquisition and had written off $433 and $0 in fiscal 2000 and 1999, respectively.

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

INCOME TAXES

Deferred income taxes result from timing differences between financial and income tax reporting which primarily include the deductibility of certain expenses in different periods for financial reporting and income tax purposes. A full valuation allowance is provided against net deferred tax assets unless, in management's judgment, it is more likely than not that such deferred tax asset will be realized.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, notes receivable from licensees, due under secured credit facility, long-term debt and other liabilities related to acquisitions approximate fair value.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years financial statement amounts to conform to the current years presentation.

NEW ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a material effect, if any, on it's financial condition or its results of operations.

2. LICENSEE OPERATIONS

Notes receivable from licensees generally bear interest at the prevailing prime lending rate plus three percent and are generally payable over a term of ten years. The balance of these notes receivable at February 28, 2001 and February 29, 2000 amounted to $146 and $54, net of deferred income reflected as a valuation reserve for financial reporting purposes of $405 and $379, respectively. The net balances of these notes are included in Other Assets. Sales of licenses and fees, net reflect $37, $0 and $189 of initial license fees for Fiscal 2001, 2000 and 1999, respectively. The Company has performed substantially all of its obligations as required under the terms of its licensee agreements. Interest income on licensee notes receivable is netted against interest expense.

On September 6, 1996, the Company acquired All Care Nursing Services, Inc. ("All Care"). All Care is currently being operated as a franchise. A majority of the stock of this franchise is held by two family members of an executive officer of the Company.


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

The net revenues from Chelsea are included in the statements of operations as "Income (loss) from discontinued operations" and are summarized as follows:

                                                                   February 28/29
                                                                 -------------------
                                                                 2000           1999
                                                                 ----           ----
                                                                 (a)
Net revenues                                                    $18,399       $31,331

(a) The net revenues of the discontinued operations reflects the period March 1, 1999 through September 17, 1999, the date of sale.

4. ACQUISITIONS

On September 1, 1997, the Company acquired the assets of Nursing Management Services (USA), Inc. ("NMS"), an affiliate of a U.K.-based company. NMS provides nursing professionals for long-term assignment, away from the professional's domicile, often referred to as "travel nurses." This transaction was accounted for as a purchase for aggregate consideration of $2.7 million, including cash paid of $1.6 million and an estimated liability for an increase to the purchase price of $1.1 million, based upon the attainment of certain gross margin levels. During Fiscal 1999, the Company increased the estimated liability by $462 to $1.6 million, of which $580 was paid during Fiscal 1999. The balance of $1.0 million at February 28, 1999 was included in accrued expenses (see note 7). During Fiscal 2000, the Company paid $316 towards this liability, recorded a reduction to goodwill in the amount of $433, and based upon the gross margin levels attained by NMS the Company reduced the remaining liability by $158. The remaining balance of the liability recorded in accrued expenses at February 28, 2000 was $113.

During Fiscal 2001 the remaining liability of $113 was written off. The Company made no significant acquisitions in Fiscal 2001 and 2000.

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

                                           February 28,                                  February 29,
                              ---------------------------------------      --------------------------------------
                                               2001                                          2000
                              ---------------------------------------      --------------------------------------
                               Gross         Accumulated                    Gross        Accumulated
                               Cost         Amortization        Net         Cost         Amortization       Net
                              -------       ------------       ------      -------       ------------      ------
Intangible assets:            $10,082          $2,537          $7,545      $10,271          $2,025         $8,246
                              =======          ======          ======      =======          ======         ======


6. FIXED ASSETS

Fixed assets consist of the following:

                                                FEBRUARY 28,  FEBRUARY 29,
                                                ------------  ------------
                                                    2001          2000
                                                ------------  ------------
Computer equipment and software                 $      6,398  $      5,786
Office equipment, furniture and fixtures                 429           371
Leasehold improvements                                    57            44
                                                ------------  ------------
Total, at cost                                         6,884         6,201
Less accumulated depreciation
   and amortization                                    2,593         1,309
                                                ------------  ------------
Fixed assets, net                               $      4,291  $      4,892
                                                ============  ============


Computer equipment and software includes $3.8 million for computer equipment and year 2000 compliant software. $933 (with a net carrying value of $613) of such equipment is pursuant to a 30-month lease agreement which requires payments through June 2002 (see note 10). $379 (with a net carrying value of $307) of such equipment is pursuant to a 24-month lease agreement which requires payments through July 2002 (see note 10). The combined cost of these systems will be amortized over the useful life of the software from the dates placed into service.

7. ACCRUED EXPENSES

Accrued expenses include $2.2 million and $2.6 million at February 28, 2001 and February 29, 2000, respectively, of accrued distributions payable to licensees.


8. ACCRUED PAYROLL AND PAYROLL RELATED EXPENSES

Accrued payroll and payroll related expenses consist of the following:

                                            FEBRUARY 28,  FEBRUARY 29,
                                            ------------  ------------
                                               2001          2000
                                            ------------  ------------
         Accrued payroll                    $      2,518  $      1,571
         Accrued payroll taxes                     2,086         1,725
         Other                                        27            45
                                            ------------  ------------
         Total                              $      4,631     $   3,341
                                            ============  ============

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

On September 24, 1999, the Company entered into a loan agreement with the bank, pursuant to which the Company obtained a credit amount of $17.0 million bearing an interest rate of the prime rate plus two-percent. The amount of the credit facility was reduced to $15.0 million contemporaneous with the spin-off of TLCS (see note 1). The revolving maturity date of this facility, February 29, 2000, was extended on said date, to April 28, 2000, though an amendment of the agreement. In addition, the amount was increased to $16.5 million, which included a $500 thousand special advance rate. The amounts borrowed under the loan agreement were collateralized by liens on accounts receivable and substantially all other assets of the Company. In conjunction with the issuance of the amendment, the bank agreed to temporarily forbear from exercising their rights and remedies with respect to certain events of default allowing the bank to accelerate the amounts due. The balance outstanding on the agreement at February 29, 2000 was $15,149.

On March 29, 2000 the Company entered into a facility ("Facility") for a $20 million loan, whereby a portion of the proceeds were used to repay the loan agreement provided to the Company on February 29, 2000. The term of the facility is for three years, with interest bearing a rate of prime plus three-percent. The facility is collateralized by a first priority lien on all of the Company's assets. The balance outstanding on the agreement at February 28, 2001 was $20,636.

In April 2001, the Company secured a new financing facility ("New Facility") with a new lending institution for a $25 million revolving loan. The New Facility was used to repay borrowings under the Facility. Under the New Facility, the Company may borrow amounts up to 85% of the Company's eligible accounts receivable subject to a maximum of $25 million. Interest on borrowings under the New Facility is at the annual rate of 3.4% over LIBOR and is for a three year term. The Company will record an extraordinary charge of approximately $850 in the first quarter of the fiscal year ending February 2002 as a result of the write off of previously deferred costs and an early prepayment fee associated with the Facility.

10. LONG-TERM DEBT
Long-term debt consists of the following:

                                                FEBRUARY 28,   FEBRUARY 29,
                                                -----------    ------------
                                                     2001          2000
                                                -----------    ------------
Obligations under capital leases                $       920    $      1,158
      Less current portion                              605             283
                                                -----------    ------------
Long-term debt                                  $       315    $        875
                                                ===========    ============

                                            OBLIGATIONS
                                            UNDER CAPITAL
YEARS ENDING FEBRUARY 28,                      LEASES
------------------------                     ----------
2002                                         $      605
2003                                                315
                                             ----------
Total                                        $      920
                                             ==========



11. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                                               YEARS ENDED
                                                ----------------------------------------
                                                FEBRUARY 28,  FEBRUARY 29,  FEBRUARY 28,
                                                   2001          2000          1999
                                                ------------  ------------  ------------
Current:
     Federal                                       $  --         $  --         $ 366
     State                                           100           100           120
Deferred                                              --            --          (556)
                                                   -----         -----         -----
Total                                              $ 100         $ 100         $ (70)
                                                   =====         =====         =====


Historically, the Company filed a consolidated Federal income tax return including TLCS. TLCS funded the payments of all income taxes and charged the Company through the intercompany account. Because of the substantial uncertainties associated with the Company's ability to realize a deferred tax benefit due to its financial condition, the Company has provided a valuation allowance at February 28, 2001 and February 29, 2000 for the full amount of its deferred tax assets. As of February 28, 2001, the Company has a Federal net operating loss of approximately $4,460 which if unused will expire in 2020 and 2021. The deferred tax assets at February 28, 2001 and February 29, 2000 are comprised of the following:

                                              FEBRUARY 28,   FEBRUARY 29,
                                                 2001           2000
                                              ------------   ------------
Current:
     Allowance for doubtful
          accounts receivable                  $     546      $   1,026
     Accruals not currently
          Deductible                                 430            842
                                               ---------      ---------
                                                     976          1,868

    Valuation allowance                             (976)        (1,868)
                                               ---------      ---------
            Current                                   --             --
                                               ---------      ---------
Non-Current:
     Revenue recognition                              28             25
     NOL carryforward                              1,519            224
     Depreciation and amortization                   453          1,049
                                               ---------      ---------
                                                   2,000          1,298

Valuation allowance                               (2,006)        (1,298)
                                               ---------      ---------
          Non-current                                 --             --
                                               ---------      ---------
Total                                          $      --      $      --
                                               =========      =========

The following is a reconciliation of the effective income tax rate to the Federal statutory rate:


                                                               YEARS ENDED
                                                ----------------------------------------
                                                FEBRUARY 28,  FEBRUARY 29,  FEBRUARY 28,
                                                   2001          2000          1999
                                                ------------  ------------  ------------
Federal statutory rate                             (34.0)%        (34.0)%       (34.0)%
State and local income taxes, net
   of federal income tax benefit                    12.6           (5.5)          5.8
Goodwill amortization                               10.8            0.7            --
Non-deductible spin-off costs                         --            9.7            --
Valuation allowance for deferred
   income tax assets                                20.2           33.0          12.2
Other                                                 .8
                                                --------       --------      --------
Effective rate                                      10.4%           3.9%        (16.0)%
                                                ========       ========      ========



12. COMMITMENTS AND CONTINGENCIES

a. Lease Commitments:

Approximate minimum annual rental commitments for the remaining terms of the Company's noncancellable operating leases relating to office space and equipment rentals are as follows:


            YEARS ENDING
            FEBRUARY 29/28                                 TOTAL
            --------------                                -------
                 2002                                        510
                 2003                                        456
                 2004                                        447
                 2005                                        395
                 2006                                        369
              Thereafter                                     621
                                                          ------
              Total                                       $2,798
                                                          ======


Certain leases require additional payments based upon property tax and maintenance expense escalations.

Aggregate rental expense for Fiscal 2001, 2000 and 1999 approximated $873, $437 and $245, respectively.



b. Employment Agreements:

In October 1999, the Company amended employment agreements with two of its Officers and Directors, under which they receive annual base salaries of $295 and $367. Their employment agreements are automatically extended at the end of each year and are terminable by the Company upon five years notice.

In April 1999, the Company signed a three year employment agreement with another Officer, under which he receives an annual base salary of $200 which increases by $10 per annum. He is also eligible for an annual bonus equal to 5% of the incremental pre-tax profit greater than 3% of the Company's net income before taxes.

In August 2000, the Company signed a two year employment agreement with another Officer of the Company, under which he receives an annual base salary of $150 which increases by $10 per annum.

If a "change of control" were to occur prior to the next anniversary date of the respective employment agreements and their employment relationships were to terminate, the Officers and Directors, whose amendments were signed in October 1999, would receive from the Company lump sum severance payments of $883 and $1,098. Of the Officers whose agreements were signed in April 1999 and August 2000, one officer would receive weekly payments of $4 for one year and the other Officer would receive weekly payments of $3 for six months. The term "change of control" as used in the employment agreements with the Company's executive officers refers to an event in which a person, corporation, partnership, association or entity (i) acquires a majority of the Company's outstanding voting securities, (ii) acquires securities of the Company bearing a majority of voting power with respect to election of directors of the Company, or (iii) acquires all or substantially all of the Company's assets.

c. Contingent Obligations:

The Company is contingently liable on obligations owed by TLCS which total approximately $3,700 as of February 28, 2001. The Company is indemnified by TLCS for any obligations arising out of these matters. As of May 2001, TLCS has represented that it is current on its payments for these obligations.

d. Litigation

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

STOCK OPTIONS

The Company has adopted the disclosure provisions of the SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation expense has been recognized for the stock option plans. Had the Company recorded compensation expense for the stock options based on the fair value at the grant date for awards in Fiscal years ended 2001, 2000 and 1999 consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have reflected the following pro forma amounts:


                                                     FEBRUARY 28,       FEBRUARY 29,       FEBRUARY 28,
                                                        2001               2000               1999
                                                     -----------        -----------        ------------
     Net loss-as reported                              $(1,066)            $(3,240)            $(1,400)
     Net loss-pro forma                                 (1,076)             (3,316)             (3,490)
     Basic loss per share as reported                     (.05)               (.14)               (.06)
     Basic loss per share pro forma                       (.05)               (.14)               (.13)
     Diluted loss per share as reported                   (.05)               (.14)               (.06)
     Diluted loss per share pro forma                     (.05)               (.14)               (.13)


Because the SFAS 123 method of accounting has not been applied to options granted prior to March 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in Fiscal years 2001, 2000 and 1999, respectively, expected volatility of 105%, 146% and 142%; risk-free interest rate averaging 5.1%, 6.0% and 5.5%; and expected lives of 10 years for all.

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

A total of 2,227,750 stock options were granted under the 1993 Stock Option Plan, at prices ranging from $.50 to $3.87, of which 809,000 remain outstanding at February 28, 2001. Effective December 1, 1998, 914,750 of these options issued to certain employees under the 1993 Stock Option Plan were rescinded and the same number of new options at an option price of $.50 were reissued to these employees.

During Fiscal 1999, the Company adopted a stock option plan (the "1998 Stock Option Plan") under which an aggregate of two million shares of common stock are reserved for issuance upon exercise of options thereunder. Options granted under the 1998 Stock Option Plan may be ISO's or NQSO's. Employees, officers, directors and consultants are eligible to participate in the 1998 Stock Option Plan. Directors of the Company are not eligible to receive options under the 1998 Stock Option Plan. Options are granted at not less than fair market value of the Common Stock at the date of grant.

During Fiscal 2001 the Company adopted a stock option plan (the "2000 Stock Option Plan") which provides for the issuance of up to 3,000,000 shares of its common stock. Both key employees and non-employee directors except for members of the compensation committee are eligible to participate in the 2000 Stock Option Plan. No options have been granted under this plan.

A total of 1,217,083 stock options were granted under the 1998 Stock Option Plan, at prices ranging from $.25 to $.50, of which 627,833 remain outstanding at February 28, 2001. Effective December 1, 1998, 117,550 options issued to certain employees under the 1983 ISO Plan and 31,250 options issued to certain employees under the 1986 NQSO Plan were rescinded and 148,800 Options at an option price of $.50 were issued to these employees under the 1998 Stock Option Plan.

A summary of activity under the 1998 Stock Option Plan, the 1993 Stock Option Plan, the 1986 NQSO Plan and the 1983 ISO Plan is as follows:

                                                 OPTIONS FOR
                                                    SHARES       PRICE PER SHARE
                                                 -----------     ---------------
Options outstanding at March 1, 1998               2,489,280      $1.63 to $6.13
Granted                                            1,880,333      $ .50 to $2.06
Exercised                                            (20,000)     $1.75
Terminated                                        (1,474,840)     $1.75 to $6.13
                                                  ----------
Options outstanding at February 28, 1999           2,874,773      $ .50 to $3.00
Granted                                              215,000      $ .25 to $ .47
Exercised                                                 --
Terminated                                          (707,500)     $ .50 to $3.00
                                                  ----------
Options outstanding at February 29, 2000           2,382,273      $ .25 to $2.06
Granted                                               41,500      $ .23 to $ .28
Exercised                                                 --
Terminated                                          (786,940)     $ .41 to $1.75
                                                  ----------
Options outstanding at February 28, 2001           1,636,833      $ .25 to $2.06
                                                  ==========


Included in the outstanding options are 963,917 ISO's and 533,333 NQSO's which were exercisable at February 28, 2001. The remaining options to purchase 139,583 shares granted under the 1998 Stock Option Plan become exercisable at various dates through November 2002.

The following tables summarize information about stock options outstanding at February 28, 2001:

                                                  OPTIONS OUTSTANDING
                                   ------------------------------------------------
                                                WEIGHTED AVERAGE
                                                   REMAINING           WEIGHTED
       RANGE OF EXERCISE             NUMBER     CONTRACTUAL LIFE   AVERAGE EXERCISE
           PRICES                  OUTSTANDING     (IN YEARS)           PRICE
------------------------------     -----------  ----------------   ----------------
$ .25 to $ .49                         236,500             8.7       $       .34
$ .50 to $1.50                       1,200,333             7.8               .50
$1.51 to $2.06                         200,000              .3              2.06
                                   -----------     -----------       -----------
                                     1,636,833             7.0       $       .67
                                   ===========     ===========       ===========

                                                  OPTIONS OUTSTANDING
                                   ------------------------------------------------
                                                WEIGHTED AVERAGE
                                                   REMAINING           WEIGHTED
       RANGE OF EXERCISE             NUMBER     CONTRACTUAL LIFE   AVERAGE EXERCISE
            PRICES                 EXERCISABLE     (IN YEARS)            PRICE
------------------------------     -----------  ----------------   ----------------
$ .25 to $. 49                         154,917             8.6       $       .35
$ .50 to $1.50                       1,142,333             7.8               .50
$1.51 to $2.06                         200,000              .3              2.06
                                   -----------     -----------       -----------
                                     1,497,250             6.9       $       .69
                                   ===========     ===========       ===========


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

Since inception a total of 7,712,563 stock options were granted under the 1994 Performance-Based Stock Option Plan, at option prices ranging from $.53 to $3.14, of which 3,211,849 remain outstanding at February 28, 2001. Effective December 1, 1998, 3,150,714 options granted to certain employees under the plan were rescinded and new options at option prices ranging from $.53 to $.59 were granted to these employees. Options rescinded become re-eligible for grant. All options are outstanding as of February 28, 2001 and will become exercisable on or before December 1, 2004.

A summary of activity under the 1994 Performance-Based Stock Option Plan is as follows:

                                             OPTIONS FOR
                                                SHARES      PRICE PER SHARE
                                             -----------    ---------------
Options outstanding at March 1, 1998          3,280,714      $1.81 to $3.14
Granted                                       4,381,849      $ .53 to $2.16
Exercised                                            --                  --
Terminated                                   (4,265,714)     $1.81 to $3.14
                                             ----------
Options outstanding at February 28, 1999      3,396,849      $ .53 to $3.14
Granted                                              --
Exercised                                            --
Terminated                                     (145,000)     $ .53 to $3.14
                                             ----------
Options outstanding at February 29, 2000      3,251,849      $ .53 to $ .59
Granted                                              --
Exercised                                            --
Terminated                                      (40,000)     $ .53 to $3.14
                                             ----------
Options outstanding at February 28, 2001      3,211,849      $ .53 to $ .59
                                             ==========

The following tables summarize information about stock options issued under the 1994 Performance-Based Stock Option Plan outstanding at February 28, 2001:

                                        OPTIONS OUTSTANDING
                                   -----------------------------
                                                WEIGHTED AVERAGE
                                                   REMAINING           WEIGHTED
       RANGE OF EXERCISE             NUMBER     CONTRACTUAL LIFE   AVERAGE EXERCISE
            PRICES                 OUTSTANDING     (IN YEARS)            PRICE
------------------------------     -----------  ----------------   ----------------
      $.53 to $.59                  3,211,849          7.8            $.58


                                        OPTIONS EXERCISABLE
                                   -----------------------------
                                                WEIGHTED AVERAGE
                                                   REMAINING           WEIGHTED
       RANGE OF EXERCISE             NUMBER     CONTRACTUAL LIFE   AVERAGE EXERCISE
            PRICES                 EXERCISABLE     (IN YEARS)            PRICE
------------------------------     -----------  ----------------   ----------------
     $.53 to $.59                          0           7.8           $.58




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

COMMON SHARES RESERVED

The following represents shares of Class A Common Stock reserved and available for issuance, at February 28, 2001, for options granted, and outstanding warrants and employee stock purchase:

                                                                                                 AVAILABLE
                                                                      RESERVED                 FOR ISSUANCE
                                                                      ---------                ------------
  1994 Performance-Based Stock Option Plan                            3,211,849                    188,151
  1998, 1993 and 1986 Stock Option Plans                              1,636,833                  1,487,917
  1998 Employee Stock Purchase Plan                                          --                    903,366
  2000 Stock Option Plan                                              3,000,000                  3,000,000
                                                                      ---------                  ---------
  Total                                                               7,848,682                  5,579,434
                                                                      =========                  =========



14. EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of the basic and diluted earnings
(loss) per share:


                                                            YEARS ENDED
                                              --------------------------------------------
                                              FEBRUARY 28,    FEBRUARY 29,    FEBRUARY 29,
                                                 2001            2000            1999
                                              ------------    ------------    ------------
Numerator:
     Net loss                                 $    (1,066)    $    (3,240)    $    (1,400)
                                              ===========     ===========     ===========
Denominator:
     Share reconciliation:
     Shares used for basic earnings
          loss per share                           23,632          23,623          23,162
     Effect of dilutive items:
     Stock options                                     --              --              --
     Other                                             --              --              --
                                              -----------     -----------     -----------
Shares used for dilutive earnings
     (loss) per share                              23,632          23,623          23,162
                                              ===========     ===========     ===========
Earnings (loss) per share:
     Basic                                    $      (.05)    $      (.14)    $      (.06)
                                              ===========     ===========     ===========
     Diluted                                  $      (.05)    $      (.14)    $      (.06)
                                              ===========     ===========     ===========

15. UNAUDITED QUARTERLY FINANCIAL DATA


Summarized unaudited quarterly financial data for Fiscal 2001 and 2000 are as follows (in thousand, except per share data):


                                                        FIRST          SECOND           THIRD              FOURTH
                                                       QUARTER         QUARTER         QUARTER             QUARTER
                                                      ----------      ----------      ----------         ----------
Fiscal 2001
Total revenues                                        $   28,091      $   29,484      $   30,232         $   32,887
                                                      ----------      ----------      ----------         ----------
Income (loss) from continuing operations                    (987)           (246)             35                132
                                                      ----------      ----------      ----------         ----------
Net income (loss)                                           (987)           (246)             35                132
                                                      ----------      ----------      ----------         ----------

Net income (loss) per common share-basic:
Income (loss) from continuing operations                    (.04)           (.01)            .00                .01
                                                      ----------      ----------      ----------         ----------
Net income (loss)                                           (.04)           (.01)            .00                .01
                                                      ----------      ----------      ----------         ----------

Net income (loss) per common share-diluted:
Income (loss) from continuing operations                    (.04)           (.01)            .00                .01
                                                      ----------      ----------      ----------         ----------
Net income (loss)                                           (.04)           (.01)            .00                .01
                                                      ----------      ----------      ----------         ----------



                                                        FIRST          SECOND          THIRD               FOURTH
                                                       QUARTER         QUARTER         QUARTER             QUARTER
                                                      ----------      ----------      ----------         ----------
Fiscal 2000
Total revenues                                        $   29,240      $   29,298      $   27,878         $   28,578
                                                      ----------      ----------      ----------         ----------
Income (loss) from continuing operations                     895             944          (4,417)(a)           (105)
Loss from discontinued operations (1)                       (184)            302            (675)(b)             --
                                                      ----------      ----------      ----------         ----------
Net  income (loss)                                           711           1,246          (5,092)              (105)
                                                      ----------      ----------      ----------         ----------

Net income (loss) per common share-basic:
Income (loss) from continuing operations              $      .04      $      .04      $     (.19)              (.00)
Loss from discontinued operations                           (.01)            .01            (.03)                --
                                                      ----------      ----------      ----------         ----------
Net income (loss)                                     $      .03      $      .05      $     (.22)              (.00)
                                                      ----------      ----------      ----------         ----------

Net income (loss) per common share-diluted:
Income (loss) from continuing operations              $      .04      $      .04      $     (.19)              (.00)
Income (loss) from discontinued operations                  (.01)            .01            (.03)                --
                                                      ----------      ----------      ----------         ----------
Net loss                                              $      .03      $      .05      $     (.22)              (.00)
                                                      ----------      ----------      ----------         ----------


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

                                                                     SCHEDULE II

STAFF BUILDERS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

                                                                                YEARS ENDED
                                                                 ---------------------------------------------
                                                                  FEBRUARY 28,   FEBRUARY 29,     FEBRUARY 28,
                                                                     2001           2000             1999
                                                                 -------------   ------------     ------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance, beginning of period                                     $   2,528       $   1,877        $      265
Charged to costs and expenses                                          849           3,234             2,733
Deductions                                                          (2,033)         (2,583)           (1,121)
                                                                 ---------       ---------        ----------
Balance, end of period                                           $   1,344       $   2,528        $    1,877
                                                                 =========       =========        ==========





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no such changes or disagreements.

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

(B)      REPORTS ON 8-K

No reports on Form 8-K were filed by the Registrant for the quarter ended February 28, 2001.

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

4.2      Specimen Class B Common Stock Certificate.(F)

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

----------
See Notes to Exhibits

EXHIBIT NO.                       DESCRIPTION

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

----------
See Notes to Exhibits

EXHIBIT NO.                        DESCRIPTION

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

----------
See Notes to Exhibits

EXHIBIT NO.                        DESCRIPTION

10.57 Premium Finance Agreement, Disclosure Statement and Security Agreement dated as of December 26, 1996, between the Company and A.I. Credit Corp.(N)

10.58 Agreement of Lease, dated as of October 1, 1993, between Triad III Associates and the Company.(A)

10.59 First Lease Amendment, dated October 25, 1998, between Matterhorn USA, Inc. and the Company.

10.60 Supplemental Agreement dated as of January 21, 1994, between General Electric Capital Corporation, Triad III Associates and the Company(A)

10.61 Agreement of Lease, dated as of June 19, 1995, between Triad III Associates and the Company.(D)

10.62 Agreement of Lease, dated as of February 12, 1996, between Triad III Associates and the Company.(D)

10.63 License Agreement, dated as of April 23, 1996, between Matterhorn One, Ltd. and the Company(N)

10.64 License Agreement, dated as of January 3, 1997, between Matterhorn USA, Inc. and the Company(N)

10.65 License Agreement, dated as of January 16, 1997, between Matterhorn USA, Inc. and the Company.(N)

10.66 License Agreement, dated as of December 16, 1998, between Matterhorn USA, Inc. and the Company.

10.71 Asset Purchase and Sale Agreement, dated as of September 6, 1996, by and among ATC Healthcare Services, Inc. and the Company and William Halperin and All Care Nursing Service, Inc.(Q)

10.73 Stock Purchase Agreement by and among the Company and Raymond T. Sheerin, Michael Altman, Stephen Fleischner and Chelsea Computer Consultants, Inc., dated September 24, 1996.(M)

10.74 Amendment No. 1 to Stock Purchase Agreement by and among the Company and Raymond T. Sheerin, Michael Altman, Stephen Fleischner and Chelsea Computer Consultants, Inc., dated September 24, 1996(M)

10.75 Shareholders Agreement between Raymond T. Sheerin and Michael Altman and Stephen Fleischner and the Company and Chelsea Computer Consultants, Inc., dated September 24, 1996.(M)

10.76 Amendment No. 1 to Shareholders Agreement among Chelsea Computer Consultants, Inc., Raymond T. Sheerin, Michael Altman and the Company, dated October 30, 1997(M)

----------
See Notes to Exhibits

EXHIBIT NO.                        DESCRIPTION

10.77 Indemnification Agreement, dated as of September 1, 1987, between the Company and Stephen Savitsky.(A)

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

EXHIBIT NO.                       DESCRIPTION

10.97 Employee Benefits agreement, dated as of October 20, 1999, between the Company and TLCS.(S)

10.98 Amendment, dated as of October 20, 1999, to the Employment agreement between the Company and Stephen Savitsky.(T)

10.99 Amendment, dated as of October 20, 1999, to the Employment agreement between the Company and David Savitsky.(T)

10.100 Amendment, dated as of October 20, 1999, to the Employment agreement between the Company and Dale R. Clift.(T)

10.105 Second Amendment to ATC Revolving Credit Loan and Security Agreement, dated October 20, 1999 between the Company and Mellon Bank, N.A.(T)

10.106 Master Lease dated November 18, 1999 between the Company and Technology Integration Financial Services.(U)

10.107 Loan and Security Agreement between the Company and Copelco/American Healthfund Inc. dated March 29, 2000.(U)

10.108 Loan and Security Agreement First Amendment between the Company and Healthcare Business Credit Corporation (formerly known as Copelco/American Healthfund Inc.) dated July 31, 2000.(V)

10.109 Employment agreement dated August 1, 2000 between the Company and Alan Levy(V)

10.110 Equipment lease agreements with Technology Integration Financial Services, Inc.(V)

10.111 Loan and Security Agreement dated April 6, 2001 between the Company and HFG Healthco-4 LLC**

10.112 Receivables Purchase and Transfer Agreement dated April 6, 2001 between the Company and HFG Healthco-4 LLC**

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

(U) Incorporated by reference to the Company's Form 10-K for the year ended February 29, 2000 (File No. 0-11380) filed with the Commission on July 17, 2000.

(V) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended August 31, 2000 (File No. 0-11380) filed with the Commission on October 16, 2000.

*        Incorporated herein.

** To be filed by amendment to Form 10-K for the year ended February 28, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    STAFF BUILDERS, INC.
                                    By: /s/ STEPHEN SAVITSKY
                                        ----------------------------------------
                                        Stephen Savitsky
                                        Chairman of the Board
                                        and Chief Executive Officer

Dated:  May 25, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      SIGNATURE                               TITLE                             DATE
      ---------                               -----                             ----
/s/ STEPHEN SAVITSKY                  Chairman of the Board                May 25, 2001
Stephen Savitsky                      and Chief Executive Officer
                                      (Principal Executive
                                      Officer) and Director

/s/  DAVID SAVITSKY                   President, Secretary                 May 25, 2001
David Savitsky                        and Director

/s/  ALAN LEVY                        Senior Vice President, Finance,      May 25, 2001
Alan Levy                             Chief Financial Officer and
                                      Treasurer (Principal Financial and
                                      Accounting Officer)

                *                     Director                             May 25, 2001
-------------------------------
Bernard J. Firestone, Ph.D.

                *                     Director                             May 25, 2001
-------------------------------
Jonathan Halpert, Ph.D.

                *                     Director                             May 25, 2001
-------------------------------
Donald Meyers


*By: /s/ STEPHEN SAVITSKY
     --------------------------
     (Stephen Savitsky,
     Attorney-in-Fact)
