Form 10-K/A
period 2001-02-28
STAFF BUILDERS INC /DE/
filed 2001-06-28
CIK 720480

                    SECURITIES AND EXCHANGE COMMISSION DRAFT

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                   AMENDMENT 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2001.
                                   ------------------

                                       OR

[ ] TRANSITION REPORT SUBJECT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO ___________.

                         Commission File Number: 0-11380

                              STAFF BUILDERS, INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                  11-2650500
---------------------------------          -----------------------------------
 (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


1983 MARCUS AVENUE, LAKE SUCCESS, NY                      11042
----------------------------------------   -----------------------------------
(Address of Principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   (516) 750-1600
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

The number of shares of Class A Common Stock and Class B Common Stock outstanding on May 22, 2001 was 23,358,494 and 273,303 shares, respectively.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

INTRODUCTORY NOTE

This amendment on Form 10-K/A amends the registrant's Annual Report on Form 10-K filed by Staff Builders, Inc. (the "Company") on May 25, 2001 and is being filed to amend Item 7 and Item 14 to reflect the restatement of Management's Discussion and Analysis of Financial Condition and Results of Operations and the inclusion of certain exhibits. In addition, the Company amended its discussion of the new financing facility it had secured in April 2001. Additionally, exhibits that were not available at the time of filing are included herein.



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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $3.0 million in Fiscal 2001, which consisted primarily of the decrease in accounts payable, accrued expenses, and accrued payroll and related expenses of $2.4 million and cash used in operations which consisted of the net loss of $1.1 million, which included non-cash items consisting primarily of depreciation and amortization of $1.7 million and the decrease to the allowance for doubtful accounts, net of write-off's, of $1.2 million.

Net cash used in investing activities was $585 thousand in Fiscal 2001, which consisted of the purchases of fixed assets of $585 thousand.

Net cash from financing activities was $5.2 million in Fiscal 2001, which consisted of the increase due under the Company's secured credit facility of $5.5 million and the principal decrease in capital leases of $.3 million.

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

In April 2001, the Company secured a new financing facility ("New Facility") with a lending institution for a $25 million, three year term, revolving loan. The New Facility was used to repay borrowings under the Facility. Under the New Facility, the Company may borrow amounts up to 85% of the Company's eligible accounts receivable subject to a maximum of $25 million. Interest on borrowings under the New Facility is at the annual rate of 3.4% over LIBOR. There is also a
 .5% annual fee for the unused portion of the total loan availability. The Company will record an extraordinary charge of approximately $850 in the first quarter of the fiscal year ending February 2002 as a result of the write off of previously deferred costs and an early prepayment fee associated with the Facility. The Company expects to recoup these fees in lower interest charged by the New Facility in fiscal year ending February 2002.

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

(C)      EXHIBITS

EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION

3.1            Restated Certificate of Incorporation of the Company, filed July
               11, 1998 (A)

3.2 Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed August 22, 1991. (B)

3.3 Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed September 3, 1992. (A)

3.4 Certificate of Retirement of Stock of the Company, filed February 28, 1994. (T)

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

3.6 Certificate of Designation, Rights and Preferences of the Class A Preferred Stock of the Company, filed June 6, 1994. (A)

3.7 Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed August 23, 1994. (A)

3.8 Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed October 26, 1995. (C)

3.9 Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed December 19, 1995. (D)

3.10 Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed December 19, 1995 (D)

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

----------
See Notes to Exhibit

EXHIBIT NO.                     DESCRIPTION

10.12          1993 Stock Option Plan of the Company. (A)

10.13 1998 Stock Option Plan of the Company (incorporated by reference to Exhibit C to the Company's Proxy Statement dated August 27, 1998, filed with the Commission on August 27, 1998).

10.14          Amended and Restated 1993 Employee Stock Purchase Plan of the
               Company (J)

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

10.19 Stock Option Agreement, dated as of March 28, 1990, under the Company's 1986 Non-Qualified Stock Option Plan between the Company and Stephen Savitsky. (A)

10.20 Stock Option Agreement, dated as of June 17, 1991, under the Company's 1986 Non-Qualified Stock Option Plan between the Company and Stephen Savitsky. (A)

10.21 Stock Option Agreement, dated December 1, 1998, under the Company's 1993 Stock Option Plan between the Company and Stephen Savitsky. (K)

10.22 Stock Option Agreement, dated December 1, 1998, under the Company's 1994 Performance-Based Stock Option Plan between the Company and Stephen Savitsky. (A)

10.23 Stock Option Agreement, dated as of March 28, 1990, under the Company's 1986 Non-Qualified Stock Option Plan between the Company and David Savitsky. (A)

10.24 Stock Option Agreement, dated as of June 17, 1991, under the Company's 1986 Non-Qualified Stock Option Plan between the Company and David Savitsky. (A)

10.25 Stock Option Agreement, dated December 1, 1998, under the Company's 1993 Stock Option Plan between the Company and David Savitsky. (K)

10.26 Stock Option Agreement, dated December 1, 1998, under the Company's 1994 Performance-Based Stock Option Plan between the Company and David Savitsky. (K)

10.27 Stock Option Agreement, dated December 1, 1998, under the Company's 1993 Stock Option Plan, between the Company and Edward Teixeira. (K)

----------
See Notes to Exhibit

EXHIBIT NO.                                               DESCRIPTION

10.29 Stock Option Agreement, dated December 1, 1998, under the Company's 1994 Performance-Based Stock Option Plan, between the Company and Edward Teixeira. (K)

10.30 Stock Option Agreement, dated December 1, 1998, under the Company's 1998 Stock Option Plan, between the Company and Edward Teixeira. (K)

10.31 Stock Option Agreement, dated December 1, 1998, under the Company's 1994 Performance-Based Stock Option Plan, between the Company and Dale Clift. (K)

10.32 Stock Option Agreement, dated December 1, 1998, under the Company's 1994 Performance-Based Stock Option Plan, between the Company and Dale Clift. (K)

10.33 Stock Option Agreement, dated December 1, 1998, under the Company's 1998 Stock Option Plan, between the Company and Dale R. Clift. (S)

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

10.43 Amendment, dated as of October 31, 1991, to the Employment Agreement between the Company and David Savitsky. (A)

10.44 Amendment, dated as of January 3, 1992, to the Employment Agreement between the Company and David Savitsky. (A)

10.45 Amendment, dated as of December 7, 1992, to the Employment Agreement between the Company and David Savitsky. (A)

10.47 Employment Agreement, dated as of February 9, 1998, between the Company and Dale R. Clift. (G)

10.48 First Amendment to Employment Agreement, dated as of December 1, 1998, to the Employment Agreement between the Company and Dale R. Clift. (K)

10.54 Amended and Restated Loan and Security Agreement, dated as of January 8, 1997, between the Company, its subsidiaries and Mellon Bank, N.A. (M)


----------
See Notes to Exhibits

EXHIBIT NO.                       DESCRIPTION

10.55 First Amendment to Amended and Restated Loan and Security Agreement dated as of April 27, 1998, between the Company, its subsidiaries and Mellon Bank, N.A. (G)

10.56 Master Lease Agreement dated as of December 4, 1996, between the Company and Chase Equipment Leasing, Inc. (M)

10.57 Premium Finance Agreement, Disclosure Statement and Security Agreement dated as of December 26, 1996, between the Company and A.I. Credit Corp. (M)

10.58 Agreement of Lease, dated as of October 1, 1993, between Triad III Associates and the Company. (A)

10.59 First Lease Amendment, dated October 25, 1998, between Matterhorn USA, Inc. and the Company.

10.60 Supplemental Agreement dated as of January 21, 1994, between General Electric Capital Corporation, Triad III Associates and the Company (A)

10.61 Agreement of Lease, dated as of June 19, 1995, between Triad III Associates and the Company. (D)

10.62 Agreement of Lease, dated as of February 12, 1996, between Triad III Associates and the Company. (D)

10.63 License Agreement, dated as of April 23, 1996, between Matterhorn One, Ltd. and the Company (M)

10.64 License Agreement, dated as of January 3, 1997, between Matterhorn USA, Inc. and the Company (M)

10.65 License Agreement, dated as of January 16, 1997, between Matterhorn USA, Inc. and the Company . (M)

10.66 License Agreement, dated as of December 16, 1998, between Matterhorn USA, Inc. and the Company. (S)

10.71 Asset Purchase and Sale Agreement, dated as of September 6, 1996, by and among ATC Healthcare Services, Inc. and the Company and William Halperin and All Care Nursing Service, Inc. (N)

10.73          Stock Purchase Agreement by and among the Company and Raymond T.
               Sheerin, Michael Altman, Stephen Fleischner and Chelsea Computer Consultants, Inc., dated September 24, 1996. (L)


----------
See Notes to Exhibits

EXHIBIT NO.                       DESCRIPTION

10.74 Amendment No. 1 to Stock Purchase Agreement by and among the Company and Raymond T. Sheerin, Michael Altman, Stephen Fleischner and Chelsea Computer Consultants, Inc., dated September 24, 1996 (L)

10.75 Shareholders Agreement between Raymond T. Sheerin and Michael Altman and Stephen Fleischner and the Company and Chelsea Computer Consultants, Inc., dated September 24, 1996. (L)

10.76 Amendment No. 1 to Shareholders Agreement among Chelsea Computer Consultants, Inc., Raymond T. Sheerin, Michael Altman and the Company, dated October 30, 1997 (L)

10.77 Indemnification Agreement, dated as of September 1, 1987, between the Company and Stephen Savitsky. (A)

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

10.79 Indemnification Agreement, dated as of September 1, 1987, between the Company and Bernard J. Firestone. (A)

10.80 Indemnification Agreement, dated as of September 1, 1987, between the Company and Jonathan Halpert. (A)

10.81 Indemnification Agreement, dated as of May 2, 1995, between the Company and Donald Meyers. (M)

10.82 Indemnification Agreement, dated as of May 2, 1995, between the Company and Edward Teixeira. (A)

10.84          Form of Medical Staffing Services Franchise Agreement (D)

10.89 Confession of Judgment, dated January 27, 2000, granted by a subsidiary of the Company, to Roger Jack Pleasant.First Lease Amendment, dated October 28, 1998, between Matterhorn USA, Inc. and the Company. (B)

10.91 Forbearance and Acknowledgement Agreement, dated as of February 22, 2000, between TLCS's subsidiaries, the Company and Chase Equipment Leasing, Inc. Agreement and Release, dated February 28, 1997, between Larry Campbell and the Company. (C)

10.92 Distribution agreement, dated as of October 20, 1999, between the Company and TLCS.(O)

10.93 Tax Allocation agreement dated as of October 20, 1999, between the Company and TLCS. (O)

----------
See Notes to Exhibits

EXHIBIT NO.                          DESCRIPTION

10.94 Transitional Services agreement, dated as of October 20, 1999, between the Company and TLCS. (O)

10.95 Trademark License agreement, dated as of October 20, 1999, between the Company and TLCS. (O)

10.96 Sublease, dated as of October 20, 1999, between the Company and TLCS. (O)

10.97 Employee Benefits agreement, dated as of October 20, 1999, between the Company and TLCS. (O)

10.98 Amendment, dated as of October 20, 1999, to the Employment agreement between the Company and Stephen Savitsky. (P)

10.99 Amendment, dated as of October 20, 1999, to the Employment agreement between the Company and David Savitsky. (P)

10.100 Amendment, dated as of October 20, 1999, to the Employment agreement between the Company and Dale R. Clift. (P)

10.105 Second Amendment to ATC Revolving Credit Loan and Security Agreement, dated October 20, 1999 between the Company and Mellon Bank, N.A. (P)

10.106 Master Lease dated November 18, 1999 between the Company and Technology Integration Financial Services. (Q)

10.107 Loan and Security Agreement between the Company and Copelco/American Healthfund Inc. dated March 29, 2000. (Q)

10.108 Loan and Security Agreement First Amendment between the Company and Healthcare Business Credit Corporation (formerly known as Copelco/American Healthfund Inc.) dated July 31, 2000. (R)

10.109 Employment agreement dated August 1, 2000 between the Company and Alan Levy (R)

10.110 Equipment lease agreements with Technology Integration Financial Services, Inc. (R)

10.111 Loan and Security Agreement dated April 6, 2001 between the Company and HFG Healthco-4 LLC *

10.112 Receivables Purchase and Transfer Agreement dated April 6, 2001 between the Company and HFG Healthco-4 LLC *


----------
See Notes to Exhibits

EXHIBIT NO.                  DESCRIPTION

21.            Subsidiaries of the Company. *

24.            Powers of Attorney. *


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

(H) Incorporated by reference to the Company's Registration Statement on Form S-4, as amended (File No. 33-9261), dated April 9, 1987.

(I) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-63939), filed with the Commission on November 2, 1995.

(J) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 3371974), filed with the Commission on November 19, 1993.

(K) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended November 30, 1997 (File No. 0-11380), filed with the Commission on January 19, 1999.

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

(O) Incorporated by reference to Tender Loving Care Health Care Services Inc.'s Form 10-Q for the quarterly period ended August 31, 1999 (File No. 0-25777) filed with the Commission on October 20, 1999.

(P) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended August 31, 1999 (File No. 0-11380) filed with the Commission on October 20, 1999.

(Q) Incorporated by reference to the Company's Form 10-K for the year ended February 29, 2000 (File No. 0-11380) filed with the Commission on July 17, 2000.

(R) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended August 31, 2000 (File No. 0-11380) filed with the Commission on October 16, 2000.

(S) Incorporated by reference to the Company's Form 10-K for the year ended February 28, 1999 (File No. 0-11380) filed with the Commission on June 11, 1999.

(T) Incorporated by reference to the Company's exhibit booklet to its Form 10-K for the fiscal year ended February 28, 1994 (File
               No. 0-11380), filed with the Commission on May 13, 1994.

*              Incorporated herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         STAFF BUILDERS, INC.
                                         By:  /S/  STEPHEN SAVITSKY
                                            ---------------------------------
                                              Stephen Savitsky
                                              Chairman of the Board
                                              and Chief Executive Officer

Dated:  June 28, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       SIGNATURE                             TITLE                                  DATE
       ---------                             -----                                  ----
/s/ STEPHEN SAVITSKY                  Chairman of the Board                     June 28, 2001
---------------------------           and Chief Executive Officer
Stephen Savitsky                      (Principal Executive
                                      Officer) and Director

/s/  ALAN LEVY                        Senior Vice President, Finance,           June 28, 2001
---------------------------           Chief Financial Officer and
Alan Levy                             Treasurer (Principal Financial and
                                      Accounting Officer)

            *                         Director                                  June 28, 2001
---------------------------
Bernard J. Firestone, Ph. D.

            *                         Director                                  June 28, 2001
---------------------------
Jonathan Halpert, Ph. D.

            *                         Director                                  June 28, 2001
---------------------------
Donald Meyers

*By: /s/  STEPHEN SAVITSKY
     ----------------------
     Stephen Savitsky
     Attorney-in-Fact

                                 EXHIBIT INDEX


EXHIBIT NO.                         DESCRIPTION

3.1            Restated Certificate of Incorporation of the Company, filed July
               11, 1998 (A)

3.2 Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed August 22, 1991. (B)

3.3 Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed September 3, 1992. (A)

3.4 Certificate of Retirement of Stock of the Company, filed February 28, 1994. (T)

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

3.6 Certificate of Designation, Rights and Preferences of the Class A Preferred Stock of the Company, filed June 6, 1994. (A)

3.7 Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed August 23, 1994. (A)

3.8 Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed October 26, 1995. (C)

3.9 Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed December 19, 1995. (D)

3.10 Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed December 19, 1995 (D)

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

----------
See Notes to Exhibit

EXHIBIT NO.                     DESCRIPTION

10.12          1993 Stock Option Plan of the Company. (A)

10.13 1998 Stock Option Plan of the Company (incorporated by reference to Exhibit C to the Company's Proxy Statement dated August 27, 1998, filed with the Commission on August 27, 1998).

10.14          Amended and Restated 1993 Employee Stock Purchase Plan of the
               Company (J)

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

10.19 Stock Option Agreement, dated as of March 28, 1990, under the Company's 1986 Non-Qualified Stock Option Plan between the Company and Stephen Savitsky. (A)

10.20 Stock Option Agreement, dated as of June 17, 1991, under the Company's 1986 Non-Qualified Stock Option Plan between the Company and Stephen Savitsky. (A)

10.21 Stock Option Agreement, dated December 1, 1998, under the Company's 1993 Stock Option Plan between the Company and Stephen Savitsky. (K)

10.22 Stock Option Agreement, dated December 1, 1998, under the Company's 1994 Performance-Based Stock Option Plan between the Company and Stephen Savitsky. (A)

10.23 Stock Option Agreement, dated as of March 28, 1990, under the Company's 1986 Non-Qualified Stock Option Plan between the Company and David Savitsky. (A)

10.24 Stock Option Agreement, dated as of June 17, 1991, under the Company's 1986 Non-Qualified Stock Option Plan between the Company and David Savitsky. (A)

10.25 Stock Option Agreement, dated December 1, 1998, under the Company's 1993 Stock Option Plan between the Company and David Savitsky. (K)

10.26 Stock Option Agreement, dated December 1, 1998, under the Company's 1994 Performance-Based Stock Option Plan between the Company and David Savitsky. (K)

10.27 Stock Option Agreement, dated December 1, 1998, under the Company's 1993 Stock Option Plan, between the Company and Edward Teixeira. (K)

----------
See Notes to Exhibit

EXHIBIT NO.                                               DESCRIPTION

10.29 Stock Option Agreement, dated December 1, 1998, under the Company's 1994 Performance-Based Stock Option Plan, between the Company and Edward Teixeira. (K)

10.30 Stock Option Agreement, dated December 1, 1998, under the Company's 1998 Stock Option Plan, between the Company and Edward Teixeira. (K)

10.31 Stock Option Agreement, dated December 1, 1998, under the Company's 1994 Performance-Based Stock Option Plan, between the Company and Dale Clift. (K)

10.32 Stock Option Agreement, dated December 1, 1998, under the Company's 1994 Performance-Based Stock Option Plan, between the Company and Dale Clift. (K)

10.33 Stock Option Agreement, dated December 1, 1998, under the Company's 1998 Stock Option Plan, between the Company and Dale R. Clift. (S)

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

10.43 Amendment, dated as of October 31, 1991, to the Employment Agreement between the Company and David Savitsky. (A)

10.44 Amendment, dated as of January 3, 1992, to the Employment Agreement between the Company and David Savitsky. (A)

10.45 Amendment, dated as of December 7, 1992, to the Employment Agreement between the Company and David Savitsky. (A)

10.47 Employment Agreement, dated as of February 9, 1998, between the Company and Dale R. Clift. (G)

10.48 First Amendment to Employment Agreement, dated as of December 1, 1998, to the Employment Agreement between the Company and Dale R. Clift. (K)

10.54 Amended and Restated Loan and Security Agreement, dated as of January 8, 1997, between the Company, its subsidiaries and Mellon Bank, N.A. (M)


----------
See Notes to Exhibits

EXHIBIT NO.                       DESCRIPTION

10.55 First Amendment to Amended and Restated Loan and Security Agreement dated as of April 27, 1998, between the Company, its subsidiaries and Mellon Bank, N.A. (G)

10.56 Master Lease Agreement dated as of December 4, 1996, between the Company and Chase Equipment Leasing, Inc. (M)

10.57 Premium Finance Agreement, Disclosure Statement and Security Agreement dated as of December 26, 1996, between the Company and A.I. Credit Corp. (M)

10.58 Agreement of Lease, dated as of October 1, 1993, between Triad III Associates and the Company. (A)

10.59 First Lease Amendment, dated October 25, 1998, between Matterhorn USA, Inc. and the Company.

10.60 Supplemental Agreement dated as of January 21, 1994, between General Electric Capital Corporation, Triad III Associates and the Company (A)

10.61 Agreement of Lease, dated as of June 19, 1995, between Triad III Associates and the Company. (D)

10.62 Agreement of Lease, dated as of February 12, 1996, between Triad III Associates and the Company. (D)

10.63 License Agreement, dated as of April 23, 1996, between Matterhorn One, Ltd. and the Company (M)

10.64 License Agreement, dated as of January 3, 1997, between Matterhorn USA, Inc. and the Company (M)

10.65 License Agreement, dated as of January 16, 1997, between Matterhorn USA, Inc. and the Company . (M)

10.66 License Agreement, dated as of December 16, 1998, between Matterhorn USA, Inc. and the Company. (S)

10.71 Asset Purchase and Sale Agreement, dated as of September 6, 1996, by and among ATC Healthcare Services, Inc. and the Company and William Halperin and All Care Nursing Service, Inc. (N)

10.73          Stock Purchase Agreement by and among the Company and Raymond T.
               Sheerin, Michael Altman, Stephen Fleischner and Chelsea Computer Consultants, Inc., dated September 24, 1996. (L)


----------
See Notes to Exhibits

EXHIBIT NO.                       DESCRIPTION

10.74 Amendment No. 1 to Stock Purchase Agreement by and among the Company and Raymond T. Sheerin, Michael Altman, Stephen Fleischner and Chelsea Computer Consultants, Inc., dated September 24, 1996 (L)

10.75 Shareholders Agreement between Raymond T. Sheerin and Michael Altman and Stephen Fleischner and the Company and Chelsea Computer Consultants, Inc., dated September 24, 1996. (L)

10.76 Amendment No. 1 to Shareholders Agreement among Chelsea Computer Consultants, Inc., Raymond T. Sheerin, Michael Altman and the Company, dated October 30, 1997 (L)

10.77 Indemnification Agreement, dated as of September 1, 1987, between the Company and Stephen Savitsky. (A)

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

10.79 Indemnification Agreement, dated as of September 1, 1987, between the Company and Bernard J. Firestone. (A)

10.80 Indemnification Agreement, dated as of September 1, 1987, between the Company and Jonathan Halpert. (A)

10.81 Indemnification Agreement, dated as of May 2, 1995, between the Company and Donald Meyers. (M)

10.82 Indemnification Agreement, dated as of May 2, 1995, between the Company and Edward Teixeira. (A)

10.84          Form of Medical Staffing Services Franchise Agreement (D)

10.89 Confession of Judgment, dated January 27, 2000, granted by a subsidiary of the Company, to Roger Jack Pleasant.First Lease Amendment, dated October 28, 1998, between Matterhorn USA, Inc. and the Company. (B)

10.91 Forbearance and Acknowledgement Agreement, dated as of February 22, 2000, between TLCS's subsidiaries, the Company and Chase Equipment Leasing, Inc. Agreement and Release, dated February 28, 1997, between Larry Campbell and the Company. (C)

10.92 Distribution agreement, dated as of October 20, 1999, between the Company and TLCS.(O)

10.93 Tax Allocation agreement dated as of October 20, 1999, between the Company and TLCS. (O)

----------
See Notes to Exhibits

EXHIBIT NO.                          DESCRIPTION

10.94 Transitional Services agreement, dated as of October 20, 1999, between the Company and TLCS. (O)

10.95 Trademark License agreement, dated as of October 20, 1999, between the Company and TLCS. (O)

10.96 Sublease, dated as of October 20, 1999, between the Company and TLCS. (O)

10.97 Employee Benefits agreement, dated as of October 20, 1999, between the Company and TLCS. (O)

10.98 Amendment, dated as of October 20, 1999, to the Employment agreement between the Company and Stephen Savitsky. (P)

10.99 Amendment, dated as of October 20, 1999, to the Employment agreement between the Company and David Savitsky. (P)

10.100 Amendment, dated as of October 20, 1999, to the Employment agreement between the Company and Dale R. Clift. (P)

10.105 Second Amendment to ATC Revolving Credit Loan and Security Agreement, dated October 20, 1999 between the Company and Mellon Bank, N.A. (P)

10.106 Master Lease dated November 18, 1999 between the Company and Technology Integration Financial Services. (Q)

10.107 Loan and Security Agreement between the Company and Copelco/American Healthfund Inc. dated March 29, 2000. (Q)

10.108 Loan and Security Agreement First Amendment between the Company and Healthcare Business Credit Corporation (formerly known as Copelco/American Healthfund Inc.) dated July 31, 2000. (R)

10.109 Employment agreement dated August 1, 2000 between the Company and Alan Levy (R)

10.110 Equipment lease agreements with Technology Integration Financial Services, Inc. (R)

10.111 Loan and Security Agreement dated April 6, 2001 between the Company and HFG Healthco-4 LLC *

10.112 Receivables Purchase and Transfer Agreement dated April 6, 2001 between the Company and HFG Healthco-4 LLC *


----------
See Notes to Exhibits

EXHIBIT NO.                  DESCRIPTION

21.            Subsidiaries of the Company. *

24.            Powers of Attorney. *


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

(H) Incorporated by reference to the Company's Registration Statement on Form S-4, as amended (File No. 33-9261), dated April 9, 1987.

(I) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-63939), filed with the Commission on November 2, 1995.

(J) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 3371974), filed with the Commission on November 19, 1993.

(K) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended November 30, 1997 (File No. 0-11380), filed with the Commission on January 19, 1999.

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

(O) Incorporated by reference to Tender Loving Care Health Care Services Inc.'s Form 10-Q for the quarterly period ended August 31, 1999 (File No. 0-25777) filed with the Commission on October 20, 1999.

(P) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended August 31, 1999 (File No. 0-11380) filed with the Commission on October 20, 1999.

(Q) Incorporated by reference to the Company's Form 10-K for the year ended February 29, 2000 (File No. 0-11380) filed with the Commission on July 17, 2000.

(R) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended August 31, 2000 (File No. 0-11380) filed with the Commission on October 16, 2000.

(S) Incorporated by reference to the Company's Form 10-K for the year ended February 28, 1999 (File No. 0-11380) filed with the Commission on June 11, 1999.

(T) Incorporated by reference to the Company's exhibit booklet to its Form 10-K for the fiscal year ended February 28, 1994 (File
               No. 0-11380), filed with the Commission on May 13, 1994.

*              Incorporated herein.