Form 10-Q
period 2001-05-31
STAFF BUILDERS INC /DE/
filed 2001-07-13
CIK 720480

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED MAY 31, 2001, OR

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

The number of shares of Class A Common Stock and Class B Common Stock outstanding on July 11, 2001 were 23,361,142 and 270,655 shares, respectively.

                      STAFF BUILDERS, INC. AND SUBSIDIARIES


                                      INDEX



                                                         PAGE NO.
                                                         --------
PART I.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets -
          May 31, 2001 (unaudited) and February 28, 2001     2

          Condensed Statements of Consolidated
          Operations (unaudited) - Three months ended
          May 31, 2001 and 2000                              3

          Condensed Statements of Consolidated Cash
          Flows (unaudited) - Three months ended May 31,
          2001 and 2000                                      4

          Notes to Condensed Consolidated Financial
          Statements (unaudited)                             5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS     6-7

          Factors Affecting the Company's Future
          Performance                                        7

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK                                  7

PART II.  OTHER INFORMATION                                  8

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                   8

PART I.  FINANCIAL INFORMATION
STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                 MAY 31,
                                                   2001     FEBRUARY 28,
                                               (UNAUDITED)      2001
ASSETS:
CURRENT ASSETS:
 Cash and cash equivalents                       $    572     $  2,013
 Accounts receivable, net of allowance
   for doubtful accounts of $1,351 and
   $1,344, respectively                            26,776       26,569
 Prepaid expenses and other current assets            445          197
                                                  -------      -------
   Total current assets                            27,793       28,779
FIXED ASSETS, net of accumulated
  depreciation of $2,862 and
  $2,593, respectively                              4,067        4,291
INTANGIBLE ASSETS, net of accumulated
  amortization of $2,667 and
  $2,537, respectively                              7,416        7,545
OTHER ASSETS                                          616          816
                                                  -------      -------
TOTAL                                            $ 39,892     $ 41,431
                                                  =======      =======

LIABILITIES:
CURRENT LIABILITIES:
 Accounts payable                                $    973     $  1,048
 Accrued expenses                                   4,093        4,461
 Accrued payroll and payroll related expenses       5,028        4,631
 Current portion of long-term debt                    615          605
                                                  -------      -------
   Total current liabilities                       10,709       10,745

LONG-TERM DEBT                                         52          315
DUE UNDER SECURED CREDIT FACILITY                  20,033       20,636
OTHER LIABILITIES                                     111          108
                                                  -------      -------
TOTAL LIABILITIES                                  30,905       31,804
                                                  -------      -------

STOCKHOLDERS' EQUITY:
Class A Common Stock - $.01 par value;
  50,000,000 shares authorized; 23,359,144
  and 23,357,782 outstanding at May 31, 2001
  and February 28, 2001, respectively                 233          233
Class B Common Stock - $.01 par value;
  1,554,936 shares authorized; 272,653 and
  274,015 outstanding at May 31, 2001 and
  February 28, 2001, respectively                       3            3
Additional paid-in capital                         13,522       13,522
Accumulated deficit                                (4,771)      (4,131)
                                                  -------      -------
   Total stockholders' equity                       8,987        9,627
                                                  -------      -------
TOTAL                                             $39,892      $41,431
                                                  =======      =======



            See notes to condensed consolidated financial statements.

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In thousands, except per share data)


                                                             Three Months Ended
                                                                   May 31,
                                                             2001          2000
                                                          ----------    ----------
CONTINUING OPERATIONS:
REVENUES:
 Service revenues                                         $   35,461    $   28,091
 Sales of franchises and fees, net                                --             5
                                                          ----------    ----------
  Total revenues                                              35,461        28,096
                                                          ----------    ----------

COSTS AND EXPENSES:
 Service costs                                                27,294        21,957
 General and administrative expenses                           7,196         6,171
                                                          ----------    ----------
   Total operating expenses                                   34,490        28,128
                                                          ----------    ----------

INCOME (LOSS) BEFORE INTEREST, DEPRECIATION,
AMORTIZATION, INCOME TAXES AND EXTRAORDINARY ITEM                971           (32)

INTEREST, DEPRECIATION, AND OTHER EXPENSES(INCOME)
 Depreciation and amortization                                   398           499
 Interest expense, (net)                                         527           463
 Other (income) expense, net                                    (193)          (24)
                                                          ----------    ----------
    Total interest, depreciation, and other
     expenses                                                    732           938
                                                          ----------    ----------

INCOME (LOSS) BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM                                              239          (970)

PROVISION FOR INCOME TAXES                                        25            17
                                                          ----------    ----------

INCOME(LOSS)BEFORE EXTRAORDINARY LOSS                            214          (987)

EXTRAORDINARY LOSS ON DEBT RESTRUCTURE                           854            --
                                                          ----------    ----------

NET LOSS                                                  $     (640)   $     (987)
                                                          ==========    ==========


NET INCOME (LOSS) PER COMMON SHARE - BASIC:

 Income(Loss)before extraordinary loss                    $      .01    $     (.04)
                                                          ==========    ==========
 Extraordinary loss per share                             $     (.04)   $       --
                                                          ==========    ==========

NET INCOME (LOSS) PER COMMON SHARE - DILUTED:

 Income(Loss)from continuing operations                   $      .01    $     (.04)
                                                          ==========    ==========
 Extraordinary loss per share                             $     (.04)   $       --
                                                          ==========    ==========

WEIGHTED AVERAGE NUMBER COMMON SHARES

 Basic                                                        23,632        23,632
                                                          ==========    ==========
 Diluted                                                      23,652        23,632
                                                          ==========    ==========


           See notes to condensed consolidated financial statements.

STAFF BUILDERS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In thousands)


                                                               Three Months Ended
                                                                     May 31,
                                                               2001          2000
                                                            ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                          $     (640)   $     (987)
 Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operations:
     Depreciation and amortization                                 398           499
     Provision for doubtful accounts                                 7          (177)
  Change in operating assets and liabilities:
     Accounts receivable                                          (214)        2,505
     Prepaid expenses and other current assets                    (248)            2
     Other assets                                                  200          (132)
     Accounts payable, accrued expenses, and accrued
      payroll and other related costs                              (46)       (3,954)
     Other liabilities                                               3            --
                                                            ----------    ----------
        Net cash provided by (used in)
         operating activities                                     (540)       (2,244)
                                                            ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of fixed assets                                         (45)         (279)
                                                            ----------    ----------
        Net cash provided by (used in)
         investing activities                                      (45)         (279)
                                                            ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments of capital leases                             (253)          (79)
 Increase (decrease) in borrowings under
  secured credit facility                                         (603)        3,062
                                                            ----------    ----------
        Net cash provided by (used in)
         financing activities                                     (856)        2,983
                                                            ----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH
 CASH EQUIVALENTS                                               (1,441)          460
CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD                                                       2,013           394
                                                            ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $      572    $      854
                                                            ==========    ==========


SUPPLEMENTAL DATA:

Cash paid for:
  Interest                                                  $      363    $      569
                                                            ==========    ==========
  Taxes                                                     $      138    $       --
                                                            ==========    ==========



            See notes to condensed consolidated financial statements.

STAFF BUILDERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in Thousands, Except Where Indicated Otherwise and, for Per Share Amounts)


1. FINANCIAL STATEMENTS - In the opinion of Staff Builders, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of May 31, 2001 and February 28, 2001 and the results of operations and the cash flows for the three months ended May 31, 2001 and 2000. Certain prior period amounts have been reclassified to conform with the May 2001 presentation.

The results for the three months ended May 31, 2001 and 2000 are not necessarily indicative of the results for an entire year. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited financial statements as of February 28, 2001 and for the year then ended.

2. EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE - The calculation of basic and fully diluted earnings (loss) per share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share."

The shares used in computing basic earnings (loss) per share were 23,632,000 shares for the three months ended May 31, 2001 and 2000. The shares used in computing diluted earnings per share were 23,652,000 for the three months ended May 31, 2001.

3. PROVISION (BENEFIT) FOR INCOME TAXES - The provision (benefit) for income taxes for the three months ended May 31, 2001 and 2000 is based upon the Company's estimated tax provision required for the full year.

4. EXTRAORDINARY ITEM - In April 2001, the Company secured a new financing facility ("New Facility") with a lending institution for a $25 million, three year term, revolving loan. The New Facility was used to repay borrowings under the previous credit facility. Under the New Facility, the Company may borrow amounts up to 85% of the Company's eligible accounts receivable subject to a maximum of $25 million. Interest on borrowings under the New Facility is at the annual rate of 3.4% over LIBOR. There is also a .5% annual fee for the unused portion of the total loan availability. The Company recorded an extraordinary charge of $854 in the first quarter of the fiscal year ending February 2002 as a result of the write off of previously deferred costs and an early prepayment fee associated with the Facility.

5. CONTINGENCIES

a. Contingent obligations:

The Company is contingently liable on obligations owed by Tender Loving Care Health Care Services, Inc. which total approximately $3,700 as of May 31, 2001. The Company is indemnified by TLCS for any obligations arising out of these matters. As of July 2001, TLCS has represented that it is current on its payments for these obligations.

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

Results of Operations

Total revenues increased by $7.4 million or 26.2% for the three months ended May 31, 2001 ("the 2001 period") to $35.5 million from $28.1 million for the three months ended May 31, 2000 ("the 2000 period"). The increase in the Company's service revenues was primarily due to the organic growth of offices which were opened in the 2000 period and were experiencing higher sales growth in the 2001 period.

Service costs were 77.0% and 78.1% of total revenues for the 2001 and 2000 periods, respectively. Service costs represent the direct costs of providing services to patients or clients, including wages, payroll taxes, travel costs, insurance costs, medical supplies and the cost of contracted services. The decrease in service costs as a percentage of total revenues was primarily due to increased controls on travel and lodging costs associated with our medical staffing professionals. Actual costs increased $5.3 million or 24.3% for the 2001 period to $27.3 million from $22.0 million for the 2000 period. This increase is directly related to the increased volume as recognized by the increase in sales.

General and administrative expenses were $7.2 million and $6.2 million in the 2001 and 2000 periods, respectively. The increase of $1.0 million or 16.0% is primarily due to the increase in royalties resulting from increased sales growth. General and administrative costs, expressed as a percentage of total revenues, were 20.2% and 22.0% for the 2001 and 2000 periods, respectively.

Interest expense,(net) was $527 thousand and $463 thousand in the 2001 and 2000 periods, respectively. The increase in interest expense is primarily due to increased borrowings under the Company's secured revolving line of credit partially offset by the interest savings experienced from the Company's new lending facility.

Other income, (net) totaled $193 thousand for the three months ended May 31, 2001. Other income was comprised mainly of overseas consulting fees offset by any miscellaneous expenses.

The provision for income taxes of $25 thousand in the 2001 period primarily consists of state income taxes.

Liquidity and Capital Resources

On March 29, 2000 the Company secured a financing facility ("Facility") with a lending institution for a $20 million revolving loan. The Facility was used to repay borrowings under a loan and security agreement with a bank which expired on February 29, 2000. Under the Facility, the Company was able to borrow up to $20 million based upon having sufficient collateral calculated at 85% of the Company's accounts receivable. Interest on the Facility was 3% over the prevailing prime lending rate. There was also a .5% annual fee for the unused portion of the total loan availability.

In April 2001, the Company secured a new financing facility ("New Facility") with a lending institution for a $25 million, three year term, revolving loan. The New Facility was used to repay borrowings under the Facility. Under the New Facility, the Company may borrow amounts up to 85% of the Company's eligible accounts receivable subject to a maximum of $25 million. The New Facility also has certain financial covenants, with which the Company is in compliance. Interest on borrowings under the New Facility is at the annual rate of 3.4% over LIBOR. There is also a .5% annual fee for the unused portion of the total loan availability. The Company recorded an extraordinary charge of $854 in the first quarter of the fiscal year ending February 2002 as a result of the write off of previously deferred costs and an early prepayment fee associated with the Facility. The Company expects to recoup these fees in lower interest charged by the New Facility in fiscal year ending February 2002.


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

SATISFACTORY FINANCING - The Company entered into the New Facility on April 6, 2001. Management cannot provide assurance that the Company will remain in compliance with the covenants of the new financing agreement. If the Company does not remain in compliance with the covenants, the bank could immediately call the amounts due under the New Facility. If this were to happen, the Company would have to seek alternative financing, which may not be available on acceptable terms to the Company. The line of credit available under the New Facility to the Company is $25 million. Management cannot provide assurance that the available line of credit will be sufficient on a going forward basis to provide sufficient funds to operate the business.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

Interest Rate Sensitivity - The Company's primary market risk exposure is interest rate risk. The Company's exposure to market risk for changes in interest rates relates to its debt obligations under its New Facility described above. The interest rate on drawings is 3.4% over LIBOR. At May 31, 2001, drawings on the New Facility were $20,033 thousand. Assuming variable rate debt at May 31, 2001, a one point change in interest rates would impact annual net interest payments by approximately $200 thousand. The Company does not use derivative financial instruments to manage interest rate risk.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - See Note 5 in PART I. - ITEM 1.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (A)     Exhibits

          None

  (B)     Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended May 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  July 12, 2001


                                     STAFF BUILDERS, INC.
                                     By: /s/ Stephen Savitsky
                                        ---------------------
                                     Stephen Savitsky
                                     Chairman of the Board
                                     and Chief Executive Officer

Dated: July 12, 2001

                                     By:  /s/ Alan Levy
                                        ---------------
                                     Alan Levy
                                     Senior Vice President, Finance
                                     Chief Financial Officer and
                                     Treasurer  (Principal Financial and
                                     Accounting Officer)