Form 10-Q
period 2001-08-31
ATC HEALTHCARE INC /DE/
filed 2001-10-15
CIK 720480

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001, OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO         .



         Commission file number 0-11380



                              ATC HEALTHCARE, INC.
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

                               STAFFBUILDERS, INC.

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

The number of shares of Class A Common Stock and Class B Common Stock outstanding on October 11, 2001 were 23,362,042 and 269,755 shares, respectively.

                      ATC HEALTHCARE, INC. AND SUBSIDIARIES


                                      INDEX



                                                                       PAGE NO.
                                                                       --------

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets -
          August 31, 2001 (unaudited) and February 28, 2001                 2

          Condensed Statements of Consolidated
          Operations - Three and six months ended
          August 31, 2001 (unaudited) and 2000                              3

          Condensed Statements of Consolidated Cash
          Flows - Six months ended August 31, 2001
          (unaudited) and 2000                                              4

          Notes to Condensed Consolidated Financial
          Statements (unaudited)                                           5-6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    7-8

          Factors Affecting the Company's Future
          Performance                                                       8

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK                                                 9

PART II.  OTHER INFORMATION                                                10

ITEM 1.   LEGAL PROCEEDINGS                                                10

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS                                                          10

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 10

PART I.  FINANCIAL INFORMATION
ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                        AUGUST 31,
                                                           2001          FEBRUARY 28,
                                                       (UNAUDITED)           2001

ASSETS:
CURRENT ASSETS:
 Cash and cash equivalents                             $        859      $      2,013
 Accounts receivable, net of allowance
   for doubtful accounts of $1,608 and
   $1,344, respectively                                      28,094            26,569
 Prepaid expenses and other current assets                      454               197
                                                       ------------      ------------
   Total current assets                                      29,407            28,779
FIXED ASSETS, net of accumulated
  depreciation of $3,165 and
  $2,593, respectively                                        3,876             4,291
INTANGIBLE ASSETS, net of accumulated
  amortization of $2,796 and
  $2,537, respectively                                        7,289             7,545
OTHER ASSETS                                                    590               816
                                                       ------------      ------------
TOTAL                                                  $     41,162      $     41,431
                                                       ============      ============

LIABILITIES:
CURRENT LIABILITIES:
 Accounts payable                                      $        937      $      1,048
 Accrued expenses                                             3,953             4,461
 Accrued payroll and payroll related expenses                 2,858             4,631
 Current portion of long-term debt                              576               605
                                                       ------------      ------------
   Total current liabilities                                  8,324            10,745

LONG-TERM DEBT                                                   --               315
DUE UNDER SECURED CREDIT FACILITY                            23,230            20,636
OTHER LIABILITIES                                               111               108
                                                       ------------      ------------
TOTAL LIABILITIES                                            31,665            31,804
                                                       ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class A Common Stock - $.01 par value;
  50,000,000 shares authorized; 23,361,942
  and 23,357,782 outstanding at August 31,
  2001 and February 28, 2001, respectively                      233               233
Class B Common Stock - $.01 par value;
  1,554,936 shares authorized; 269,855 and
  274,015 outstanding at August 31, 2001 and
  February 28, 2001, respectively                                 3                 3
Additional paid-in capital                                   13,522            13,522
Accumulated deficit                                          (4,261)           (4,131)
                                                       ------------      ------------
   Total stockholders' equity                                 9,497             9,627
                                                       ------------      ------------
TOTAL                                                  $     41,162      $     41,431
                                                       ============      ============


            See notes to condensed consolidated financial statements.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In thousands, except per share data)

                                                           Three Months Ended              Six Months Ended
                                                               August 31,                      August 31,
                                                          2001            2000            2001            2000
                                                       ----------      ----------      ----------      ----------

REVENUES:
 Service revenues                                      $   38,561      $   29,484      $   74,022      $   57,580
                                                       ----------      ----------      ----------      ----------

COSTS AND EXPENSES:
 Service costs                                             29,731          22,928          57,025          44,885
 General and administrative expenses                        7,509           6,113          14,705          12,331
                                                       ----------      ----------      ----------      ----------
  Total operating expenses                                 37,240          29,041          71,730          57,216
                                                       ----------      ----------      ----------      ----------

INCOME BEFORE INTEREST, DEPRECIATION,
AMORTIZATION, INCOME TAXES AND
EXTRAORDINARY LOSS                                          1,321             443           2,292             364

INTEREST, DEPRECIATION, AND OTHER
EXPENSES (INCOME)
 Depreciation and amortization                                432             431             830             898
 Interest expense, (net)                                      434             630             961           1,093
 Other (income) expense, net                                  (81)           (372)           (274)           (394)
                                                       ----------      ----------      ----------      ----------
   Total interest, depreciation
    and other expenses                                        785             689           1,517           1,597
                                                       ----------      ----------      ----------      ----------

INCOME (LOSS) BEFORE INCOME TAXES AND
 EXTRAORDINARY LOSS                                           536            (246)            775          (1,233)

PROVISION FOR INCOME TAXES                                     26              --              51              --
                                                       ----------      ----------      ----------      ----------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                       510            (246)            724          (1,233)

EXTRAORDINARY LOSS ON DEBT RESTRUCTURE                         --              --            (854)             --
                                                       ----------      ----------      ----------      ----------

NET INCOME (LOSS)                                      $      510      $     (246)     $     (130)     $   (1,233)
                                                       ==========      ==========      ==========      ==========

NET INCOME (LOSS) PER COMMON SHARE - BASIC:

 Income (Loss) before extraordinary loss               $      .02      $     (.01)     $      .03      $     (.05)
 Extraordinary loss                                            --              --            (.04)             --
                                                       ----------      ----------      ----------      ----------
  Net income (loss)                                    $      .02      $     (.01)     $     (.01)     $     (.05)
                                                       ==========      ==========      ==========      ==========

NET INCOME (LOSS) PER COMMON SHARE - DILUTED:

 Income (Loss) before extraordinary loss               $      .02      $     (.01)     $      .03      $     (.05)
 Extraordinary loss                                            --              --            (.04)             --
                                                       ----------      ----------      ----------      ----------
  Net income (loss)                                    $      .02      $     (.01)     $     (.01)     $     (.05)
                                                       ==========      ==========      ==========      ==========

WEIGHTED AVERAGE NUMBER COMMON SHARES
USED IN COMPUTING EARNINGS PER SHARE

 Basic                                                     23,632          23,632          23,632          23,632
                                                       ==========      ==========      ==========      ==========
 Diluted                                                   24,046          23,632          23,791          23,632
                                                       ==========      ==========      ==========      ==========


            See notes to condensed consolidated financial statements.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In thousands)

                                                                 Six Months Ended
                                                                    August 31,
                                                               2001            2000
                                                            ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                   $     (130)     $   (1,233)
 Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operations:
     Depreciation and amortization                                 830             898
     Provision for doubtful accounts                               264            (479)
     Extraordinary loss on early extinguishment
      of credit facility                                           854              --
  Change in operating assets and liabilities:
     Accounts receivable                                        (1,789)          3,344
     Prepaid expenses and other current assets                    (811)           (182)
     Accounts payable, accrued expenses, and
       accrued payroll and other related costs                  (2,392)         (4,676)
     Other assets                                                  226            (228)
     Other liabilities                                               3              66
                                                            ----------      ----------
        Net cash used in operating activities                   (2,945)         (2,490)
                                                            ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of fixed assets                                        (159)           (393)
                                                            ----------      ----------
        Net cash used in investing activities                     (159)           (393)
                                                            ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of capital leases, net                                  (344)            (61)
 Termination fees associated with old
   credit facility                                                (300)             --
 Increase in borrowings under
  secured credit facility                                        2,594           3,126
                                                            ----------      ----------
        Net cash provided by
         financing activities                                    1,950           3,065
                                                            ----------      ----------

NET (DECREASE) INCREASE IN CASH AND CASH
 CASH EQUIVALENTS                                               (1,154)            182
CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD                                                       2,013             394
                                                            ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $      859      $      576
                                                            ==========      ==========


SUPPLEMENTAL DATA:

Cash paid for:
  Interest                                                  $    1,043      $    1,121
                                                            ==========      ==========
  Taxes                                                     $      138      $       --
                                                            ==========      ==========

Non-cash activities:
  Capital leases incurred                                   $       --      $      379
                                                            ==========      ==========


            See notes to condensed consolidated financial statements.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in Thousands, Except Where Indicated Otherwise and, for Per Share Amounts)


1. FINANCIAL STATEMENTS - In the opinion of ATC Healthcare, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of August 31, 2001 and February 28, 2001, the results of operations for the three and six months ended August 31, 2001 and 2000, and the cash flows for the six months ended August 31, 2001 and 2000. Certain prior period amounts have been reclassified to conform with the August 2001 presentation.

The results for the six months ended August 31, 2001 and 2000 are not necessarily indicative of the results for an entire year. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited financial statements as of February 28, 2001 and for the year then ended.

2. EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE - The calculation of basic and fully diluted earnings (loss) per share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share."

The shares used in computing basic earnings (loss) per share were 23,632,000 shares for the three and six months ended August 31, 2001 and 2000, respectively. The shares used in computing diluted earnings per share were 24,046,000 and 23,791,000 for the three and six months ended August 31, 2001 and 23,632,000 for the three and six months ended August 31, 2000, respectively.

3. PROVISION FOR INCOME TAXES - The provision for income taxes for the three months ended August 31, 2001 and 2000 is based upon the Company's estimated tax provision required for the full year.

4. EXTRAORDINARY ITEM - In April 2001, the Company secured a new financing facility ("New Facility") with a lending institution for a $25 million, three year term, revolving loan. The New Facility was used to repay borrowings under the previous credit facility. Under the New Facility, the Company may borrow amounts up to 85% of the Company's eligible accounts receivable subject to a maximum of $25 million. Interest on the borrowings under the New Facility is at the annual rate of 3.4% over LIBOR. There is also a .5% annual fee for the unused portion of the total loan availability. The Company recorded an extraordinary charge of $854 in the first quarter of the fiscal year ending February 2002 as a result of the write off of previously deferred financing costs and an early prepayment fee associated with the previous credit facility. Although the New Facility includes various clauses that, in the event of default, would provide for an acceleration of payments to the lending institution, the Company has met all of the compliance requirements of the New Facility and believes the acceleration of payments under the New Facility to be unlikely.

5. NEW PRONOUNCEMENTS - In June 2001, the FASB unanimously voted in favor of SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. SFAS 142 will require that goodwill no longer be amortized, but instead tested for impairment at least annually. SFAS 142 will also require recognized intangible assets be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the Standard until its life is determined to no longer be indefinite.

The Company is required to adopt the provisions of SFAS 141 and SFAS 142 on March 1, 2002, the beginning of its 2003 fiscal year, with the exception of the immediate requirement to use the purchase method of accounting for all future business combinations completed after

June 30, 2001. Early adoption and retroactive application of these Standards are not permitted. However, any goodwill and any intangible asset determined to have an indefinite useful life that is acquired in a business combination completed after June 30, 2001 will not be amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until adoption of SFAS 142 on March 1, 2002.

The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations on previously acquired intangible assets.

6. SUBSEQUENT EVENT - On October 5, 2001, the Company entered into an asset purchase agreement with Doctors' Corner and Healthcare Staffing, Inc. ("DCHS"), which provides permanent and temporary medical administrative services to clients in southern California, pursuant to which the Company will purchase the assets of DCHS for a purchase price of $1,075 in cash; $300 of which was paid at closing, $100 of which is payable on January 1, 2002, $100 of which is payable on April 1, 2002 and the remaining $575 of which is payable in 20 quarterly installments beginning July 1, 2002. Installments will accrue interest at 8% per annum. The excess of the purchase price over the fair market value of assets acquired amounted to approximately $550. This purchase will be accounted for in accordance with SFAS 141 which is described in Note 5 above.

7. CONTINGENCIES

a. Contingent obligations

The Company is contingently liable on obligations owed by Tender Loving Care Health Care Services, Inc. ("TLCS") which total approximately $3.0 million as of August 31, 2001. The Company is indemnified by TLCS for any obligations arising out of these matters. As of October 2001, TLCS has represented that it is current on its payments for these obligations.

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

Results of Operations

Total revenues increased by $9.1 million or 30.8% for the three months ended August 31, 2001 to $38.6 million from $29.5 million for the three months ended August 31, 2000. For the six months ended August 31, 2001, total revenues increased by $17.4 million or 30.3% to $74.0 million from $57.6 million for the six months ended August 31, 2000. The increase in revenues for the three month and six month periods relates mainly to organic growth from existing locations as well as the opening of new offices.

Service costs were 77.1% and 77.8% of total revenues for three months ended August 31, 2001 and 2000, and 77.0% and 78.0% for the six months ended August 31, 2001 and 2000, respectively. The decrease in service costs as a percentage of total revenues for the three and six months ended August 31, 2001 as compared to the same periods in the prior year is primarily due to increased sales volume in locations with higher margins. Service costs increased $6.8 million or 29.7% for the three months ended August 31, 2001 to $29.7 million from $22.9 million for the six months ended August 31, 2000, and increased $12.1 million for the six months ended August 31, 2001 to $57.0 million from $44.9 million for the six months ended August 31, 2000. These increases are directly related to the increases in total revenues for the comparable periods.

General and administrative expenses were $7.5 million or 19.5% of total revenues for the three months ended August 31, 2001 and $6.1 million or 20.7% of total revenues for the three months ended August 31, 2000. This represents an increase of $1.4 million or 23.0% for the three month period over the comparable period in the prior year. For the six months ended August 31, 2001, general and administrative expenses were $14.7 million or 19.9% of total revenues and $12.3 million or 21.4% of total revenues for the six months ended August 31, 2000. This represents an increase of $2.4 million or 19.5% for the six month period over the comparable period in the prior year. The increase in general and administrative expenses for the three and six months ended August 31, 2001 as compared to the same periods of the prior year is primarily due to increased royalties which are directly due to the increase in sales and margin.

Interest expense, (net) was $434 and $630 for the three months ended August 31, 2001 and 2000, and $961 and $1.1 million for the six months ended August 31, 2001 and 2000, respectively. The decrease in total interest expense for the three and six months ended August 31, 2001 as compared to the same periods in the prior year is primarily due to lower interest rates associated with the New Facility and a decrease in the prime rate of interest of lending institutions.

Other income, (net) totaled $81 for the six months ended August 31, 2001. Other income was comprised mainly of overseas consulting fees and the proceeds from the termination of a franchise leaving the network, offset by any miscellaneous expenses.

The provision for income taxes of $26 and $51 for the three and six months ended August 31, 2001 primarily consist of state income taxes.

Liquidity and Capital Resources

On March 29, 2000, the Company secured a new financing facility ("Facility") for a $20 million revolving loan. The Facility was used to repay borrowings under a loan and security agreement with a bank which expired on February 29, 2000. Under the Facility, the Company was able to borrow up to $20 million based upon having sufficient collateral calculated at 85% of the Company's accounts receivable. Interest on the Facility was 3% over the prevailing prime lending rate. There was also a .5% annual fee for the unused portion of the total loan availability.

In April 2001, the Company secured a new financing facility ("New Facility") with a lending institution for a $25 million, three year term, revolving loan. The New Facility was used to repay borrowings under the Facility. Under the New Facility, the Company may borrow amounts up to 85% of the Company's eligible accounts receivable subject to a maximum of $25 million. The New Facility also has certain financial covenants, with which the Company is in compliance. Interest on borrowings under the New Facility is at the annual rate of 3.4% over LIBOR. There is also a .5% annual fee for the unused portion of the total loan availability. The Company recorded an extraordinary charge of $854 in the first quarter of the fiscal year ending February 2002 as a result of the write off of previously deferred financing costs and an early prepayment fee associated with the previous credit facility. The Company expects to recoup these fees in lower interest charged on the New Facility in fiscal year ending February 2002. Based on its current cash position and the availability of funds under the New Facility, the Company believes it has sufficient capital to maintain its operations for the foreseeable future.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

Interest Rate Sensitivity - The Company's primary market risk exposure is interest rate risk. The Company's exposure to market risk for changes in interest rates relates to its debt obligations under its New Facility described above. The interest rate on drawings is 3.4% over LIBOR. At August 31, 2001, drawings on the New Facility were $23,230 thousand. Assuming variable rate debt at August 31, 2001, a one point change in interest rates would impact annual net interest payments by approximately $230 thousand. The Company does not use derivative financial instruments to manage interest rate risk.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - See Note 7 in PART I. - ITEM 1.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (A)      The Company held its Annual Meeting of Shareholders on July
                  24, 2001.

         (C) The shareholders voted on the election of directors as follows:

              Nominee                              For            Withheld
              -------                           ----------        --------
          Mr. Donald Meyers                     15,407,724        144,062
          Dr. Bernard J. Firestone              15,409,724        142,062

         The shareholders voted on amending the Company's certificate of incorporation to change the Company's name to ATC Healthcare, Inc.

                       For               15,476,336
                       Against               75,450

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (A)      Exhibits

         (B)      Reports on Form 8-K

         August 20, 2001 - Filing announcing the name of the Company being changed from StaffBuilders, Inc. to ATC Healthcare, Inc.


                                  EXHIBIT INDEX

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

10.1              Asset purchase agreement with Doctors' Corner and Healthcare
                  Staffing dated October 1, 2001. (*)

                                NOTES TO EXHIBITS

*                 Incorporated herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        STAFF BUILDERS, INC.
                                        By: /s/ Stephen Savitsky
                                           -------------------------------------
                                            Stephen Savitsky
                                            Chairman of the Board
                                            and Chief Executive Officer

Dated:  October 15, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                              TITLE                                DATE
          ---------                              -----                                ----

                                      Chairman of the Board
                                      and Chief Executive Officer
/s/ STEPHEN SAVITSKY                  (Principal Executive                      October 15, 2001
----------------------------          Officer) and Director
Stephen Savitsky

                                      Senior - Vice President, Finance,
                                      Chief Financial Officer and
/s/ ALAN LEVY                         Treasurer (Principal Financial            October 15, 2001
----------------------------          and Accounting Officer)
Alan Levy

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

10.1              Asset purchase agreement with Doctors' Corner and Healthcare
                  Staffing dated October 1, 2001. (*)

*                 Incorporated herein.