Form 10-Q
period 2001-11-30
ATC HEALTHCARE INC /DE/
filed 2002-01-14
CIK 720480

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED NOVEMBER 30, 2001, OR

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

The number of shares of Class A Common Stock and Class B Common Stock outstanding on January 11, 2002 were 23,366,410 and 265,387 shares, respectively.

                      ATC HEALTHCARE, INC. AND SUBSIDIARIES


                                      INDEX


                                                                       PAGE NO.
                                                                       --------
PART I.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets -
          November 30, 2001 (unaudited) and February 28, 2001               2

          Condensed Consolidated Statements of
          Operations (unaudited)- Three and nine months ended
          November 30, 2001  and 2000                                       3

          Condensed Consolidated Statements of Cash
          Flows (unaudited)- Nine months ended November 30, 2001
           and 2000                                                         4

          Notes to Condensed Consolidated Financial
          Statements (unaudited)                                           5-7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    8-10

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK                                                 10

PART II.  OTHER INFORMATION                                                 11


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                  11

PART I.  FINANCIAL INFORMATION
ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                               NOVEMBER 30,
                                                   2001      FEBRUARY 28,
                                               (UNAUDITED)       2001
ASSETS:
CURRENT ASSETS:
 Cash and cash equivalents                       $    514    $  2,013
 Accounts receivable, net of allowance
   for doubtful accounts of $1,360 and
   $1,344, respectively                            28,795      26,569
 Prepaid expenses and other current assets            661         197
                                                 --------    --------
   Total current assets                            29,970      28,779
FIXED ASSETS, net of accumulated
  depreciation of $3,487 and
  $2,593, respectively                              3,854       4,291
INTANGIBLE ASSETS, net of accumulated
  amortization of $2,929 and
  $2,537, respectively                              8,272       7,545
OTHER ASSETS                                          568         816
                                                 --------    --------
TOTAL ASSETS                                     $ 42,664    $ 41,431
                                                 ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
 Accounts payable                                $    770    $  1,048
 Accrued expenses                                   3,510       4,461
 Accrued payroll and payroll related expenses       2,390       4,631
 Current portion of long-term debt                    822         605
                                                 --------    --------
   Total current liabilities                        7,492      10,745

LONG-TERM DEBT                                        580         315
BORROWINGS UNDER CREDIT FACILITY                   24,278      20,636
OTHER LIABILITIES                                     108         108
                                                 --------    --------
TOTAL LIABILITIES                                  32,458      31,804
                                                 --------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class A Common Stock - $.01 par value;
  50,000,000 shares authorized; 23,362,046
  and 23,357,782 outstanding at November 30,
  2001 and February 28, 2001, respectively            233         233
Class B Common Stock - $.01 par value;
  1,554,936 shares authorized; 269,751 and
  274,015 outstanding at November 30, 2001 and
  February 28, 2001, respectively                       3           3
Additional paid-in capital                         13,522      13,522
Accumulated deficit                                (3,552)     (4,131)
                                                 --------    --------
   Total stockholders' equity                      10,206       9,627
                                                 --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 42,664    $ 41,431
                                                 ========    ========


            See notes to condensed consolidated financial statements.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

                                                 Three Months Ended         Nine Months Ended
                                                     November 30,              November 30,
                                                   2001         2000         2001         2000
                                                ---------    ---------    ---------    ---------
REVENUES:
 Service revenues                               $  38,530    $  30,232    $ 112,552    $  87,812
                                                ---------    ---------    ---------    ---------

COSTS AND EXPENSES:
 Service costs                                     29,410       23,315       86,435       68,200
 General and administrative expenses                7,815        5,964       22,520       18,295
 Depreciation and amortization                        453          371        1,283        1,269
                                                ---------    ---------    ---------    ---------
   Total operating expenses                        37,678       29,650      110,238       87,764
                                                ---------    ---------    ---------    ---------

INCOME FROM OPERATIONS                                852          582        2,314           48

INTEREST AND OTHER EXPENSES(INCOME)
 Interest expense, (net)                              418          552        1,379        1,645
 Other (income) expense, net                         (300)          (5)        (574)        (399)
                                                ---------    ---------    ---------    ---------
   Total interest and other expenses                  118          547          805        1,246
                                                ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES AND
 EXTRAORDINARY LOSS                                   734           35        1,509       (1,198)

PROVISION FOR INCOME TAXES                             25           --           76           --
                                                ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS               709           35        1,433       (1,198)

EXTRAORDINARY LOSS ON DEBT RESTRUCTURE                 --           --         (854)          --
                                                ---------    ---------    ---------    ---------

NET INCOME (LOSS)                               $     709    $      35    $     579    $  (1,198)
                                                =========    =========    =========    =========

NET INCOME (LOSS) PER COMMON SHARE - BASIC:

 Income (Loss) before extraordinary loss        $     .03    $     .00    $     .06    $    (.05)
 Extraordinary loss                                    --           --         (.04)          --
                                                ---------    ---------    ---------    ---------
  Net income(loss)                              $     .03    $     .00    $     .02    $    (.05)
                                                =========    =========    =========    =========

NET INCOME (LOSS) PER COMMON SHARE - DILUTED:

 Income (Loss) before extraordinary loss        $     .03    $     .00    $     .06    $    (.05)
 Extraordinary loss                                    --           --         (.04)          --
                                                ---------    ---------    ---------    ---------
  Net income (loss)                             $     .03    $     .00    $     .02    $    (.05)
                                                =========    =========    =========    =========

WEIGHTED AVERAGE NUMBER COMMON SHARES
USED IN COMPUTING EARNINGS PER SHARE

 Basic                                             23,632       23,632       23,632       23,632
                                                =========    =========    =========    =========
 Diluted                                           25,506       23,632       24,352       23,632
                                                =========    =========    =========    =========



            See notes to condensed consolidated financial statements.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                   Nine Months Ended
                                                      November 30,
                                                   2001        2000
                                                  --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income\(loss)                                $    579    $ (1,198)
 Adjustments to reconcile net income (loss)
   to net cash(used in) operations:
     Depreciation and amortization                   1,283       1,269
     Provision for doubtful accounts                   400        (878)
     Extraordinary loss on early extinguishment
      of credit facility                               854          --
  Change in operating assets and liabilities
   (excluding acquisition):
     Accounts receivable                            (2,626)      1,381
     Prepaid expenses and other current assets      (1,018)       (157)
     Other assets                                      249        (348)
     Accounts payable, accrued expenses, and
       accrued payroll and other related costs      (3,470)     (4,242)
     Other liabilities                                  --          64
                                                  --------    --------
        Net cash used in operating activities       (3,749)     (4,109)
                                                  --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                 (359)       (468)
 Payment for acquisition of Doctors' Corner           (329)         --
 Other                                                 (15)         --
                                                  --------    --------
        Net cash used in investing activities         (703)       (468)
                                                  --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of capital leases, net                      (389)        206
 Repayment of borrowings under
  prior credit facility                            (20,936)      4,000
 Borrowings under new
  credit facility                                   24,278          --
                                                  --------    --------
        Net cash provided by
         financing activities                        2,953       4,206
                                                  --------    --------

NET (DECREASE) IN CASH AND CASH
 CASH EQUIVALENTS                                   (1,499)       (371)
CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD                                           2,013         394
                                                  --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $    514    $     23
                                                  ========    ========


SUPPLEMENTAL DATA:

Cash paid for:
  Interest                                        $  1,474    $  1,770
                                                  ========    ========
  Taxes                                           $    138    $     --
                                                  ========    ========

Non-cash activities:
  Capital leases incurred                         $     97    $    379
                                                  ========    ========
  Doctor's Corner Financing                       $    775    $     --
                                                  ========    ========


            See notes to condensed consolidated financial statements.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in Thousands, Except Where Indicated Otherwise and for Per Share
Amounts)

1.       FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of November 30, 2001 and for the three and nine months ended November 30, 2001 are unaudited. In the opinion of management, all adjustments, consisting of only normal and recurring accruals necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented have been included. The condensed consolidated balance sheet as of February 28, 2001 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The accompanying condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Annual Report on Form 10-K/A of ATC Healthcare, Inc. (the "Company") for the year ended February 28, 2001. Certain prior period amounts have been reclassified to conform with the November 30, 2001 presentation.

The results for the three-month and nine-month periods ended November 30, 2001 are not necessarily indicative of the results for the full year ending February 28, 2002.

2.       EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

The calculation of basic and fully diluted earnings (loss) per share were calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share."

The shares used in computing basic earnings (loss) per share were 23,632,000 shares for the three-month and nine-month periods ended November 30, 2001 and 2000, respectively. The shares used in computing diluted earnings per share were 25,506,000 and 24,352,000 for the three-month and nine-month periods ended November 30, 2001 and 23,632,000 for the three-month and nine-month periods ended November 30, 2000, respectively.

3.   DEBT

In April 2001, the Company entered into a new $25 million secured facility ("New Facility") with a lending institution which expires in April 2004. The Company's previous credit facility was repaid in full concurrent with the closing of the New Facility. In connection with the early retirement of its debt, the Company wrote-off the unamortized balance of deferred financing fees and recorded an extraordinary charge of $854 in the quarter ended May 31, 2001.

The Company may borrow up to 85% of the Company's eligible accounts receivable. Interest accrues at a rate per annum of 3.4% over LIBOR. There is also a .5% annual fee for the unused portion of the total loan availability. During October 2001, the Company's New Facility agreement was amended to increase the revolving credit line to $27.5 million. The New Facility contains various financial and other covenants and conditions, including but not limited to the following; debt service coverage, interest coverage, net worth, tangible net worth, current ratio and accounts receivable turnover.

4.       NEW PRONOUNCEMENTS

In July 2001, the Financial Standards Accounting Standards Board ("FASB")issued two new standards; Statement of Financial Accounting Standards No.141 ("SFAS 141"), "Business Combinations," and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 prohibits the pooling-of-interest method of accounting for business combinations and prescribes criteria for the initial recognition and measurement of goodwill and other intangible assets. SFAS No. 141 is effective for all business combinations completed after June 30, 2001. The adoption of SFAS No. 141 for the acquisition (See note 5) did not have a material effect on the Company's financial results.

SFAS No. 142, which is effective for the Company on March 1, 2002, establishes new guidelines for accounting for goodwill and other intangible assets. The provisions of SFAS No. 142 state that goodwill and indefinite-lived intangible assets will no longer be amortized and that goodwill and indefinite-lived intangible assets will be tested for impairment at least annually. Transitional goodwill impairment tests must be completed within six months of the date of adoption of SFAS No. 142. The Company is still assessing the potential impact of SFAS 142 on its results of operations and financial position.

Goodwill amortization expense for the nine months ended November 30, 2001 was $342 and amortization related to other intangible assets was $50.

On August 16, 2001, the FASB issued Statement of Financial Accounting Standards SFAS No. 143, "Accounting for Asset Retirement Obligation", which is effective for financial statements issued for fiscal years beginning after June 15, 2002. The pronouncement addresses the recognition and remeasurement of obligations associated with the retirement of a tangible long-lived asset. On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 applies to all long-lived assets (including discontinued operations) and it develops one accounting model for long-lived assets that are to be disposed of by sale. The Company is currently reviewing these statements to determine their impact on future financial statements.

5.   ACQUISITION OF DOCTOR'S CORNER

On October 5, 2001, the Company entered into an asset purchase agreement with Doctors' Corner and Healthcare Staffing, Inc. ("DCHS"), which provides permanent and temporary medical administrative services to clients in southern California, pursuant to which the Company purchased the assets of DCHS for a purchase price of $1,075; $300 of which was paid at closing, $100 payable on January 1, 2002, $100 payable on April 1, 2002 and the remaining $575 payable in 20 quarterly installments beginning July 1, 2002. Installments will accrue interest at 8% per annum. In addition, the Company incurred acquisition expenses of $29. The excess of the purchase price over the fair market value of assets acquired amounted to approximately $575.

6.   CONTINGENCIES

a. Contingent obligations

The Company is contingently liable on obligations owed by Tender Loving Care Health Care Services, Inc.("TLCS") which total approximately $2.7 million as of November 30, 2001. The Company is indemnified by TLCS for any obligations arising out of these matters. As of January 9, 2002, TLCS has represented that it is current on its payments for these obligations. In November 2002, TLCS was acquired by Emedsoft.com.

b. Litigation:

The Company is a defendant in several civil actions which are routine and incidental to its business. The Company purchases insurance in such amounts which management believes to be reasonable and prudent. Although the Company cannot estimate the ultimate cost of its open legal matters with precision, in the opinion of management, the outcome of pending litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

7.   RELATED PARTY TRANSACTION

The Company paid two franchisees whose shareholders include individuals related to officers of the Company, franchise fees of $3,247 and $1,759 for the nine-month periods ended November 30, 2001 and 2000. The terms and conditions of the franchise agreement between the Company and the related parties are substantially similar to those for other franchisees of the Company. The Company has entered into an agreement for the purchase of these franchises (See note 8).

8.   SUBSEQUENT EVENT

On December 4, 2001, the Company announced its intentions to purchase its two largest franchisees located in the New York Metro area from related parties (see 8-K filed on December 19, 2001). The proposed terms of the agreement require the Company to issue a $12.975 million note, which accrues interest at 5% and will be repaid over a three-year period. Additionally, the agreement contains a contingent purchase price adjustment, which will be based on a calculation of the average franchise fee revenues over a three-year period. The Company has guaranteed the sellers an additional minimum payment of $20 million which will be paid as an $11 million lump sum payment at the end of the initial three years and the remaining amount will be paid in monthly installments over five years, including interest of 5%. The principals of the franchisees will also sign four year employment contracts to remain with the Company. As of the filing of this report the purchase has not been completed.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          (Dollars in Thousands, Except Where Indicated Otherwise and for Per Share Amounts)

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements appearing in
Item 1.

Results of Operations

Total revenues increased by $8.3 million or 27.4% for the three months ended November 30, 2001 to $38.5 million from $30.2 million for the three months ended November 30, 2000. For the nine months ended November 30, 2001, total revenues increased by $24.7 million or 28.2% to $112.6 million from $87.8 million for the nine months ended November 30, 2000. The increase in revenues for the three month and nine month periods relates mainly to organic growth from existing locations as well as the opening of new offices.

Service costs were 76.3% and 77.1% of total revenues for three months ended November 30, 2001 and 2000, and 76.8% and 77.7% for the nine months ended November 30, 2001 and 2000, respectively. The decrease in service costs as a percentage of total revenues for the three and nine months ended November 30, 2001 as compared to the same periods in the prior year is primarily due to increased sales volume in locations with higher margins.

General and administrative expenses were $7.8 million or 20.3% of total revenues for the three months ended November 30, 2001 and $6.0 million or 19.7% of total revenues for the three months ended November 30, 2000. This represents an increase of $1.8 million or 31.0% for the three month period over the comparable period in the prior year. For the nine months ended November 30, 2001, general and administrative expenses were $22.5 million or 20.0% of total revenues and were $18.3 million or 20.8% of total revenues for the nine months ended November 30, 2000. This represents an increase of $4.2 million or 23.1% for the nine month period over the comparable period in the prior year. The increase in general and administrative expenses for the three and nine months ended November 30, 2001 as compared to the same periods of the prior year is primarily due to increased royalties which are directly due to the increase in sales and margin. Additionally, the opening of 8 additional corporate offices has contributed to the increase in general and administrative expenses for the period.

Interest expense,(net) was $418 and $552 for the three months ended November 30, 2001 and 2000, and $1.4 million and $1.6 million for the nine months ended November 30, 2001 and 2000, respectively. The decrease in total interest expense for the three and nine months ended November 30, 2001 as compared to the same periods in the prior year is primarily due to lower interest rates associated with the New Facility and a decrease in the LIBOR rate of interest of lending institutions.

Other income,(net) totaled $574 for the nine months ended November 30, 2001. Other income was comprised mainly of the termination of franchises leaving the network, offset by any miscellaneous expenses.

The provision for income taxes of $25 and $76 for the three and nine months ended November 30, 2001 primarily consist of state income taxes. The federal provision for income taxes has been offset by federal net operating loss carryforwards, which benefits are currently fully reserved.

Liquidity and Capital Resources

Working capital at November 30, 2001, was $22,478, an increase of $4,444 as compared to $18,034 at February 28, 2001. Net receivables increased by $2,226 in the first nine months of fiscal 2002 as a result of increases in sales revenues. This is offset by a decrease in accounts payable, accrued expenses and accrued payroll and payroll related expenses of $3,470 and a decrease in cash and cash equivalents of $1,499.

Cash and cash equivalents decreased by $1,499 as of November 30, 2001 as compared to February 28, 2001 as a result of cash used in operating activities of $3,749, cash used in investing activities of $703 which was for the purchase of computer equipment for new offices opened in the last nine months and the initial purchase cost of its Doctors' Corner acquisition. This was offset by cash provided by financing activities by increases in borrowings under its credit facility.

In April 2001, the Company entered into a new $25 million facility ("New Facility") with a lending institution which expires in April 2004. The Company's previous credit facility was repaid in full concurrent with the closing of the New Facility. In connection with the early retirement of its debt, the Company wrote-off the unamortized balance of deferred financing fees and recorded an extraordinary charge of $854 in the quarter ended May 31, 2001.

The Company may borrow up to 85% of the Company's eligible accounts receivable. Interest accrues at a rate per annum of 3.4% over LIBOR. There is also a .5% annual fee for the unused portion of the total loan availability. During October 2001, the Company's New Facility agreement was amended to increase the revolving credit line to $27.5 million. The new facility contains various financial and other covenants and conditions, including but not limited to the following; debt service coverage, interest coverage, net worth, tangible net worth, current ratio and accounts receivable turnover.

The New Facility can be increased to up to $50 million based the Company having eligible accounts receivable and being in compliance with the New Facility financial and other covenants. To assist in its intended acquisition of its New York Metropolitan area franchise payment due three years after the initial closing and for other potential acquisitions, the Company may seek to raise additional equity/debt capital in the public marketplace.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

Interest Rate Sensitivity - The Company's primary market risk exposure is interest rate risk. The Company's exposure to market risk for changes in interest rates relates to its debt obligations under its New Facility described above. The interest rate on drawings is 3.4% over LIBOR. At November 30, 2001, drawings on the New Facility were $24,278. Assuming variable rate debt at November 30, 2001, a one point change in interest rates would impact annual net interest payments by approximately $243 thousand. The Company does not use derivative financial instruments to manage interest rate risk.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (A)     Exhibits


  (B)     Reports on Form 8-K

        November 14, 2001 - Announcing the change of its certifying accountants to from Deloitte & Touche, LLP to PricewaterhouseCoopers, LLP.

        December 19, 2001 - Announcement of the Company's intent to purchase its two largest Franchises.


                                  EXHIBIT INDEX


EXHIBIT NO.                         DESCRIPTION

10.2               Amendment #1 to the Loan Service Agreement. (*)


                                NOTES TO EXHIBITS

*                  Incorporated herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ATC HEALTHCARE, INC.
                                              By: /s/  Alan Levy
                                                 -------------------------------
                                                 Alan Levy
                                                 Senior Vice President - Finance
                                                 Chief Financial Officer and
                                                 Treasurer (Principal Financial
                                                 and Accounting Officer and
                                                 duly authorized officer of the
                                                 Registrant)

Dated:  January 14, 2002

                                  EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------
10.2               Amendment #1 to the Loan Service Agreement. (*)


                                NOTES TO EXHIBITS

*                  Incorporated herein.