Form 10-K
period 2002-02-28
ATC HEALTHCARE INC /DE/
filed 2002-06-10
CIK 720480

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
For annual and transition reports pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 28, 2002.

OR

☐	TRANSITION REPORT SUBJECT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                              to

Commission File Number: 0-11380

ATC HEALTHCARE, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	11-2650500 (I.R.S. Employer Identification No.)
1983 Marcus Avenue, Lake Success, NY (Address of Principal executive offices)	11042 (Zip Code)
Registrant's telephone number, including area code: (516) 750-1600
	Title of Each Class	Name of Exchange on Which Registered
Securities registered pursuant to Section 12(b) of the Act:	Class A Common Stock, $.01 par value	American Stock Exchange
	Class B Common Stock, $.01 par value	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:	None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒            No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the voting stock (Class A and Class B Common Stock, assuming conversion of each share of Class B Common Stock into a share of Class A Common Stock) held by non-affiliates of the registrant based on the closing price of such stock on May 28, 2002 was $48,443,766.

        The number of shares of Class A Common Stock and Class B Common Stock outstanding on May 28, 2002 was 23,487,998 and 258,946 shares, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III is included in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders 2002, which information is incorporated herein by reference. All references to "we", "us," "our," or "ATC" in this Report on Form 10-K means ATC Healthcare, Inc.

Forward-Looking Statements

        In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Business-Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2003.

PART I.

ITEM 1. BUSINESS

General

        ATC Healthcare, Inc. ("ATC" or the "Company") is a Delaware corporation which was incorporated in New York in 1978 and reincorporated in Delaware in May 1983. Unless the context otherwise requires, all references to the "Company" include ATC Healthcare, Inc. and its subsidiaries. The Company is a national provider of medical supplemental staffing services. In August 2001, the Company changed its name from Staff Builders, Inc. to ATC Healthcare, Inc.

Spin-Off Transaction

        On March 22, 1999, the Company's Board of Directors approved a plan to separate its home health care business from its supplemental staffing business and to create a separate, publicly-traded company engaged exclusively in providing home health care services. To accomplish this separation of its businesses, the Company's Board of Directors established a new, wholly-owned subsidiary, TLCS, which acquired 100% of the outstanding capital stock of the Company's subsidiaries engaged in the home health care business. The spin-off was effected on October 20, 1999 through a pro rata distribution to the Company's stockholders of all the shares of common stock of TLCS owned by the Company (the "Distribution"). The Distribution was made by issuing one share of TLCS common stock for every two shares of the Company's common stock outstanding on October 12, 1999 (the "Record Date"). Based upon the 23,619,388 shares of the Company's common stock outstanding on the Record Date, 11,809,694 shares of TLCS common stock were distributed to holders of the Company's common stock after the spin-off. The Company's medical supplemental staffing business remained with the Company after the spin-off.

        The Company's medical supplemental staffing services are provided through its wholly-owned subsidiary, ATC Healthcare Services, Inc. The Company also provided information technology staffing services through its majority owned subsidiary, Chelsea Computer Consultants, Inc. ("Chelsea") until September 17, 1999, when it sold its entire interest in Chelsea.

        On September 17, 1999, the Company sold its entire interest in Chelsea for total consideration of $17.5 million. The $17.5 million in proceeds received was used to pay approximately $8.4 million of borrowings under the Company's acquisition line of credit, approximately $4 million of borrowings under the Company's revolving line of credit and $500 thousand to a former principal of Chelsea. The remaining $4.6 million was used to pay down the TLCS revolving line of credit. The Company's interest in Chelsea was sold at a loss of approximately $1.1 million.

Recent Acquisitions

        On October 5, 2001, the Company purchased substantially all of the assets of Doctors' Corner and Healthcare Staffing, Inc., which provides permanent and temporary medical administrative services to clients in southern California. The purchase price was $1,075,000; $300,000 of which was paid at closing, $100,000 of which was paid on January 1, 2002, $100,000 of which was paid on April 1, 2002 and the remaining $575,000 of which is payable in 20 quarterly installments beginning July 1, 2002.

        In January, 2002, the Company purchased substantially all of the assets of Direct Staffing, Inc. ("DSI"), a licensee of the Company serving the territory consisting of Westchester County, New York and Northern New Jersey, and DSS Staffing Corp. ("DSS"), a licensee of the Company serving New York City and Long Island, New York, for a purchase price of $30,195,000. These two licensees were owned by an unrelated third party and by a son and two sons-in-law of the Company's Chairman of the Board of Directors, who have received in the aggregate 60% of the proceeds of the sale. The Company will be required to pay additional contingent consideration equal to the amount by which (a) the product of (i) Annualized Net Revenues (as defined) and (ii) 5.25 (the "Valuation") exceeds (b) $17,220,000, but if and only if such calculation exceeds $20 million.

Operations

        The Company provides supplemental staffing to health care facilities through its network of 68 offices in 26 states, of which 39 are operated by 22 licensees and 29 are owned and operated by the Company. The Company offers its clients qualified health care associates in over 60 job categories ranging from the highest level of specialty nurse, including critical care, neonatal and labor and delivery, to medical administrative staff, including third party billers, administrative assistants, claims processors, collection personnel and medical records clerks. The nurses provided to clients include registered nurses, licensed practical nurses and certified nursing assistants. Other services include allied health staffing which includes mental health technicians, a variety of therapists (including speech, occupational and physical), radiology technicians and phlebotomists.

        Clients rely on the Company to provide a flexible labor force to meet fluctuations in census and business and help the client acquire a specifically needed skill. The Company's medical staffing professionals also fill in for absent employees and enhance a client's core staff with temporary workers during peak seasons.

        Clients benefit from their relationship with the Company because of the Company's expertise in providing properly skilled medical staffing employees to a facility in an increasingly tight labor market. The Company has developed a skills checklist for clients to provide information concerning a prospective employee's skill level. Clients also benefit from no longer having to concern themselves with the payment of employee wages, benefits, payroll taxes, workers compensation and unemployment insurance for staff provided by the Company because these are processed through the Company.

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

        The Company has contracted with a management entity for the recruitment of the foreign nurses. The management entity must arrange for the nurses' and therapists' immigration, licensing certifications and living accommodations while they are employed in the United States.

        ATC has expanded its client base to include nursing homes, physician practice management groups, managed care facilities, insurance companies, surgery centers, community health centers and schools. By diversifying its client list, the Company lessens the risk that regulatory or industry sector shifts in staffing usage will materially affect the Company's staffing revenues.

Licensee Program

        The Company's licensing program is one of the principal factors differentiating it from most of its competition. After agreeing to pay an initial license fee in exchange for a grant of an exclusive territory, the licensee is paid a royalty of approximately 55% (60% for certain licensees who have longer relationships with the Company) of gross profit (in general, the difference between the aggregate amount invoiced and the payroll and related expenses for the personnel delivering the services). The licensee has the right to develop the territory to its fullest potential. The licensee is also responsible for marketing, recruiting and customer relationships within the assigned territory. All locations must be approved by the Company prior to the licensee signing a lease for the location. Various management reports are provided to the licensees to assist them with ongoing analysis of their medical staffing operations. The Company pays and distributes the payroll for the direct service personnel who are all employees of the Company, administers all payroll withholdings and payments, invoices the customers and processes and collects the accounts receivable. The licensees are responsible for providing an office and paying administrative expenses including rent, utilities, telephone and costs of administrative personnel.

        The Company grants an initial license term of ten years. The agreement has an option to renew for two additional five-year renewal terms, subject to the licensee adhering to the operating procedures and conditions for renewal as set forth in the agreement. In certain cases the Company may convert an independently owned staffing business into a licensee. In those situations, the Company negotiates the terms of the conversion on a transaction-by-transaction basis, depending on the size of the business, client mix and territory.

        Sales of licenses are subject to compliance with Federal and particular state franchise laws. If the Company fails to comply with the franchise laws, rules and regulations of the particular state relating to offers and sales of franchises, the Company will be unable to engage in offering or selling licensees in or from such state. To offer and sell licensees, the Federal Trade Commission requires the Company to furnish to prospective licensees a current franchise offering disclosure document. The Company has used a Uniform Franchise Offering Circular ("UFOC") to satisfy this disclosure obligation. The Company must update its UFOC annually or upon the occurrence of certain material events. If a material event occurs, the Company must stop offering and selling franchises until the UFOC is updated. In addition, certain states require the Company to register or file its UFOC with such states and to provide prescribed disclosures. The Company is required to obtain an effective registration of its franchise disclosure document in New York State and certain other registration states. The Company is currently able to offer new franchises in 38 states.

        For Fiscal 2002, 2001, and 2000, total staffing licensee distributions were approximately $16.9 million, $14.4 million, and $15.8 million, respectively.

        Two of the Company's largest licensees, Direct Staffing, Inc. and DSS Staffing Corp., were owned by one unrelated third party and by a son and two sons-in-law of the Chairman of the Board of Directors of the Company. Such licensees were paid gross licensee fees of approximately $6,527,000, $5,263,000 and $4,521,000 in fiscal 2002, 2001 and 2000, respectively. As previously noted, these entities were acquired by the Company in January 2002.

Personnel, Recruiting and Training

        The Company employs approximately 15,000 individuals who render staffing services and approximately 206 full time administrative and management personnel. Approximately 136 of these administrative employees are located at the branch offices and 70 are located at the administrative office in Lake Success, New York.

        The Company screens personnel to ensure that they meet all eligibility standards. This screening process includes skills testing, reference checking, professional license verification, interviews and a physical examination. In addition, new employees receive an orientation on the Company's policies and procedures prior to their initial assignment. The Company is not a party to any collective bargaining agreement and considers its relationship with its supplemental staffing employees to be satisfactory.

        It is essential to recruit and retain a qualified staff of staffing associates who are available to be placed on assignment as needed. Besides advertising in the local classifieds, utilizing local office web sites and participating in local and regional job fairs, the Company offers a variety of benefit programs to assist in recruiting high quality medical staffing professionals. This package provides employees access to medical, dental, life and disability insurance, a 401(k) plan, opportunities for Continuing Education Credits (CEUs), partnerships with various vendors for discount programs (e.g. uniforms, vacations and cruises, credit cards, appliances and cars), recognition programs and referral bonus programs. In addition, the Company provides its licensees a full-service human resources department to support the offices with policies and procedures as well as the day-to-day issues of the field staff.

Sales and Marketing

        The Company begins a marketing and operational education program as soon as an office becomes operational. This program details the entire sales process. The program stresses sales techniques, account development and retention as well as basic sales concepts and skills. Through interactive lectures, role plays and sales scenarios, participants are immersed in the sales program.

        To provide ongoing sales support, the Company furnishes each licensee and corporate branch manager with a variety of tools. A corporate representative is continuously available to help with prospecting, customer identification and retention, sales strategies, and developing a comprehensive office sales plan. In addition, various guides and brochures have been developed to focus office management's attention to critical areas in the sales process.

        Each licensee and corporate branch manager is responsible for generating sales in its territory. Licensees and corporate branch managers are taught to do this through a variety of methods in order to diversify their sales conduits. The primary method of seeking new business is to call on health care facilities in the local area. Cold calls and referrals are often used to generate leads. Once granted an interview, the ATC representative is instructed to emphasize the highlights of the Company's services.

Competition

        The medical staffing industry is extremely fragmented, with numerous local and regional providers nationwide providing nurses and other staffing solutions to hospitals and other health care providers. As HMOs and other managed care groups expand, so too must the medical staffing companies that service these customers. In addition, momentum for consolidation is increasing among smaller players, often venture capital-backed, who are trying to win regional and even national accounts. Because the temporary staffing industry is dominated generally by large national companies that do not specialize in medical staffing, management believes that its specialization will give it a competitive edge. In addition, its licensee program gives each licensee an incentive to compete actively in his or her local marketplace.

Service Marks

        The Company believes that its service trademark and the ATC® logo have significant value and are important to the marketing of its supplemental staffing services. These marks are registered with the United States Patent and Trademark Office. The ATC® trademark will remain in effect through January 9, 2010 for use with nursing care services and healthcare services. These marks are each renewable for an additional ten-year period, provided the Company continues to use them in the ordinary course of business.

Regulatory Issues

        In order to service our client facilities and to comply with OSHA and Joint Commission or Accreditation of Healthcare Organizations standards, we have developed a risk management program. The program is designed to protect against the risk of negligent hiring by requiring a detailed skills assessment from each healthcare professional. We conduct extensive reference checks and credential verifications for the nurses and other healthcare professionals that we might staff.

Professional Licensure and Corporate Practice

        Nurses and other healthcare professionals employed by us are required to be individually licensed or certified under applicable state law. In addition, the healthcare professionals that we staff frequently are required to have been certified to provide certain medical care, such as CPR and anesthesiology, depending on the positions in which they are placed. Our comprehensive compliance program is designed to ensure that our employees possess all necessary licenses and certifications, and we believe that our employees, including nurses and therapists, comply with all applicable state laws.

Business Licenses

        A number of states require state licensure for businesses that, for a fee, employ and assign personnel, including healthcare personnel, to provide services on-site at hospitals and other healthcare facilities to support or supplement the hospitals' or healthcare facilities' work force. A number of states also require state licensure for businesses that operate placement services for individuals attempting to secure employment. Failure to obtain the necessary licenses could interrupt business operations in a specific locale. We endeavor to maintain in effect all required state licenses.

Regulations Affecting Our Clients

        Many of our clients are reimbursed under the federal Medicare program and state Medicaid programs for the services they provide. In recent years, federal and state governments have made significant changes in these programs that have reduced reimbursement rates. Future federal and state legislation or evolving commercial reimbursement trends may further reduce, or change conditions for, our clients' reimbursement. Such limitations on reimbursement could reduce our clients' cash flows, hampering their ability to pay us.

Risk Factors

Currently we are Unable to Recruit Enough Nurses to Meet Our Clients' Demands for our Nurse Staffing Services, Limiting the Potential Growth of Our Staffing Business

        We rely significantly on our ability to attract, develop and retain nurses and other healthcare personnel who possess the skills, experience and, as required, licenses necessary to meet the specified requirements of our healthcare staffing clients. We compete for healthcare staffing personnel with other temporary healthcare staffing companies, as well as actual and potential clients, some of which seek to fill positions with either regular or temporary employees. Currently, there is a shortage of qualified nurses in most areas of the United States and competition for nursing personnel is increasing. At this time we do not have enough nurses to meet our clients' demands for our nurse staffing services. This shortage of nurses limits our ability to grow our staffing business. Furthermore, we believe that the aging of the existing nurse population and declining enrollments in nursing schools will further exacerbate the existing nurse shortage. In addition, in the aftermath of the terrorist attacks on New York and Washington, we experienced a temporary interruption of normal business activity. Similar events in the future could result in additional temporary or longer-term interruptions of our normal business activity.

The Costs of Attracting and Retaining Qualified Nurses and Other Healthcare Personnel May Rise More than We Anticipate

        We compete with other healthcare staffing companies for qualified nurses and other healthcare personnel. Because there is currently a shortage of qualified healthcare personnel, competition for these employees is intense. To induce healthcare personnel to sign on with them, our competitors may increase hourly wages or other benefits. If we do not raise wages in response to such increases by our competitors, we could face difficulties attracting and retaining qualified healthcare personnel. In addition, if we raise wages in response to our competitors' wage increases and are unable to pass such cost increases on to our clients, our margins could decline.

Decreases in Patient Occupancy at Our Clients' Facilities May Adversely Affect the Profitability of Our Business

        Demand for our temporary healthcare staffing services is significantly affected by the general level of patient occupancy at our clients' facilities. When a hospital's occupancy increases, temporary employees are often added before full-time employees are hired. As occupancy decreases, clients may reduce their use of temporary employees before undertaking layoffs of their regular employees. We also may experience more competitive pricing pressure during periods of occupancy downturn. In addition, if a trend emerges toward providing healthcare in alternative settings, as opposed to acute care hospitals, occupancy at our clients' facilities could decline. This reduction in occupancy could adversely affect the demand for our services and our profitability.

We are Dependent on the Proper Functioning of Our Information Systems

        Our company is dependent on the proper functioning of our information systems in operating our business. Critical information systems used in daily operations identify and match staffing resources and client assignments and perform billing and accounts receivable functions. Our information systems are protected through physical and software safeguards and we have backup remote processing capabilities. However, they are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. In the event that critical information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could temporarily impact our ability to identify business opportunities quickly, to maintain billing and clinical records reliably and to bill for services efficiently.

If Regulations that Apply to us Change, We May Face Increased Costs That Reduce our Revenue and Profitability

        The temporary healthcare staffing industry is regulated in many states. In some states, firms such as our company must be registered to establish and advertise as a nurse staffing agency or must qualify for an exemption from registration in those states. If we were to lose any required state licenses, we could be required to cease operating in those states. The introduction of new regulatory provisions could substantially raise the costs associated with hiring temporary employees. For example, some states could impose sales taxes or increase sales tax rates on temporary healthcare staffing services. These increased costs may not be able to be passed on to clients without a decrease in demand for temporary employees. In addition, if government regulations were implemented that limited the amounts we could charge for our services, our profitability could be adversely affected.

Future Changes in Reimbursement Trends Could Hamper Our Clients' Ability to Pay Us

        Many of our clients are reimbursed under the federal Medicare program and state Medicaid programs for the services they provide. In recent years, federal and state governments have made significant changes in these programs that have reduced reimbursement rates. In addition, insurance companies and managed care organizations seek to control costs by requiring that healthcare providers, such as hospitals, discount their services in exchange for exclusive or preferred participation in their benefit plans. Future federal and state legislation or evolving commercial reimbursement trends may further reduce, or change conditions for, our clients' reimbursement. Limitations on reimbursement could reduce our clients' cash flows, hampering their ability to pay us.

Competition for Acquisition Opportunities May Restrict Our Future Growth by Limiting Our Ability to Make Acquisitions at Reasonable Valuations

        Our business strategy includes increasing our market share and presence in the temporary healthcare staffing industry through strategic acquisitions of companies that complement or enhance our business. We have historically faced competition for acquisitions. In the future, such competition could limit our ability to grow by acquisitions or could raise the prices of acquisitions and make them less accretive to us.

        We May Face Difficulties Integrating Our Acquisitions Into Our Operations and Our Acquisitions May be Unsuccessful, Involve Significant Cash Expenditures or Expose Us to Unforeseen Liabilities

        We continually evaluate opportunities to acquire healthcare staffing companies and other human capital management services companies that complement or enhance our business and frequently have preliminary acquisition discussions with some of these companies.

        These acquisitions involve numerous risks, including:

  •
  potential loss of key employees or clients of acquired companies;

  •
  difficulties integrating acquired personnel and distinct cultures into our business;

  •
  difficulties integrating acquired companies into our operating, financial planning and financial reporting systems;

  •
  diversion of management attention from existing operations; and

  •
  assumption of liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for their failure to comply with healthcare regulations.

        These acquisitions may also involve significant cash expenditures, debt incurrence and integration expenses that could have a material adverse effect on our financial condition and results of operations. Any acquisition may ultimately have a negative impact on our business and financial condition.

Significant Legal Actions Could Subject Us to Substantial Uninsured Liabilities

        In recent years, healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large claims and significant defense costs. In addition, we may be subject to claims related to torts or crimes committed by our employees or temporary staffing personnel. In some instances, we are required to indemnify clients against some or all of these risks. A failure of any of our employees or personnel to observe our policies and guidelines intended to reduce these risks, relevant client policies and guidelines or applicable federal, state or local laws, rules and regulations could result in negative publicity, payment of fines or other damages. To protect ourselves from the cost of these claims, we maintain professional malpractice liability insurance and general liability insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. If we are unable to maintain adequate insurance coverage, we may be exposed to substantial liabilities.

If Our Insurance Costs Increase Significantly, These Incremental Costs Could Negatively Affect Our Financial Results

        The costs related to obtaining and maintaining professional and general liability insurance and health insurance for healthcare providers has been increasing. The cost of our professional and general liability insurance per Full Time Employee ("FTE") increased by approximately 49% in Fiscal 2002. The cost of our healthcare insurance per FTE increased by approximately 18% in Fiscal 2002. If the cost of carrying this insurance continues to increase significantly, we will recognize an associated increase in costs which may negatively affect our margins. This could have an adverse impact on our financial condition and the price of our common stock.

If We Become Subject to Material Liabilities Under Our Self-Insured Programs, Our Financial Results May Be Adversely Affected

        We provide workers compensation coverage through a program that is partially self-insured. If we become subject to substantial uninsured workers compensation liabilities, our financial results may be adversely affected.

Business Conditions

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

ITEM 2.    PROPERTIES

        The Company's business leases its administrative facilities in Lake Success, New York. The Lake Success office lease for approximately 13,770 square feet of office space expires in December 2007 and provides for a current annual rent of $344,042 and is subject to a 3.5% annual escalation. The Company believes that its administrative facilities are sufficient for its needs and that it will be able to obtain additional space as needed.

        The Company's licensees lease substantially all of their locations from landlords unaffiliated with the Company or any of its executive officers or directors. There are currently 68 staffing offices including 29 operated by the Company and 39 licensee staffing offices operated by 22 licensees. The licensee offices are owned by licensees or are leased by the licensee from third-party landlords. The Company believes that it will be able to renew or find adequate replacement offices for all leases which are scheduled to expire within the next twelve months at comparable costs.

ITEM 3.    LEGAL PROCEEDINGS

        The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of business. Management believes the disposition of the lawsuits will not have a material effect on its financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(A) Market Information

        The Company has outstanding two classes of common equity securities: Class A Common Stock and Class B Common Stock. These two classes were created by a recapitalization of the Company's Common Stock that was completed in October 1995. The Company's Class A Common Stock was traded in the over-the-counter market and quoted on the OTC Bulletin Board System under the symbol "SBLI" until August 2001 when the symbol was changed to "ATCHA" at the same time the Company changed its name to ATC Healthcare, Inc. In March 2002, the Company's Class A Common Stock commenced trading on the American Stock Exchange under the symbol "AHN."

        The following table sets forth, for the indicated fiscal periods, the high and low sale prices for the Class A Common Stock for each quarter during the fiscal year ended February 28, 2001 and February 28, 2002, as reported by the Over-the-Counter Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended February 28, 2001
1st quarter ended May 31, 2000	$.61	$.25
2nd quarter ended August 31, 2000	.50	.23
3rd quarter ended November 30, 2000	.45	.23
4th quarter ended February 28, 2001	.38	.16
Fiscal Year Ended February 28, 2002
1st quarter ended May 31, 2001	$.75	$.26
2nd quarter ended August 31, 2001	.99	.56
3rd quarter ended November 30, 2001	1.33	.55
4th quarter ended February 28, 2002	2.43	1.17

        There is no established public trading market for the Company's Class B Common Stock, which has ten votes per share and upon transfer is convertible automatically into one share of Class A Common Stock, which has one vote per share.

(B)  Holders

        As of May 28, 2002, there were approximately 271 holders of record of Class A Common Stock (including brokerage firms holding stock in "street name" and other nominees) and 386 holders of record of Class B Common Stock.

(C)  Dividends

        The Company has never paid any dividends on its shares of Class A and Class B Common Stock. The Company does not expect to pay any dividends for the foreseeable future as all earnings will be retained for use in its business.

ITEM 6.    SELECTED FINANCIAL DATA (in thousands, except per share data)

        The following table provides selected historical consolidated financial data of the Company as of and for each of the fiscal years in the five year period ended February 28, 2002. The data has been derived form the Company's audited consolidated financial statements. Such information should be read in conjunction with the Company's consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" which is contained in this report.

	February 28, 2002	February 28, 2001	February 29, 2000	February 28, 1999	February 28, 1998
CONSOLIDATED OPERATIONS DATA:
Revenues	$149,414	$120,840	$114,994	$94,694	$68,360

Income (loss) from continuing operations	4,106	(1,066)	(2,683)	(369)	(1,252)
Extraordinary loss on early extinguishment of debt, net of tax benefit	(513)	—	—	—	—
Loss from discontinued operations	—	—	(557)	(1,031)	(210)

Net income (loss)	$3,593	$(1,066)	$(3,240)	$(1,400)	$(1,462)

Income (loss) per common share-basic
Income (loss) from continuing operations	$.17	$(.05)	$(.11)	$(.02)	$(.05)
Extraordinary loss on early extinguishment of debt	(.02)	—	—	—	—
Loss from discontinued operations	—	—	(.03)	(.04)	(.01)

Net income (loss)	$.15	$(.05)	$(.14)	$(.06)	$(.06)

Income (loss) per common share — diluted:
Income (loss) from continuing operations	$.16	$(.05)	$(.11)	$(.02)	$(.05)
Extraordinary loss on early extinguishment of debt	(.02)	—	—	—	—
Loss from discontinued operations	—	—	(.03)	(.04)	(.01)

Net income (loss)	$.14	$(.05)	$(.14)	$(.06)	$(.06)

Weighted average common shares outstanding:
Basic	23,632	23,632	23,623	23,162	23,939
Diluted	25,695	23,632	23,623	23,162	23,939
CONSOLIDATED BALANCE SHEET DATA:
Total assets	$75,329	$41,431	$39,607	$45,004	$29,581
Long-term debt and other liabilities	50,177	21,059	16,049	25	16,022
Total liabilities	62,109	31,804	28,914	31,689	21,270
Stockholders' equity	13,220	9,627	10,693	13,315	8,311

        ATC Healthcare, Inc. did not pay any cash dividends on its common stock during any of the periods set forth in the table above. Certain prior period amounts have been reclassified to conform with the Fiscal 2002 presentation.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEARS ENDED FEBRUARY 28, 2002 ("FISCAL 2002"), FEBRUARY 28, 2001 ("FISCAL 2001") AND FEBRUARY 29, 2000 ("FISCAL 2000")

        Revenues:    In the fiscal year ended February 28, 2002, the Company experienced a sales increase of $28.6 million or 23.6% compared to the fiscal year ended February 28, 2001. The increase in sales can be attributed to growth within existing ATC locations, the addition of 13 locations opened within the fiscal year ended February 28, 2002, as well as the acquisition of Doctor's Corner. Additionally, during the fiscal year ended February 28, 2002, the Company noted a sharp increase in sales for locations that the company opened within the fiscal year ended February 28, 2001. Sales generated within those offices accounted for an increase of $9.8 million for the fiscal year ended February 28, 2002, or an increase of 242.2% over their sales levels for the fiscal year ended February 28, 2001. Total revenues increased by approximately $5.8 million or 5.1% to $120.8 million in Fiscal 2001 from $115.0 million in Fiscal 2000. This increase is due to growth in revenues for certain locations which had already been in operation during Fiscal 2000 and are experiencing higher sales in Fiscal 2001. These locations offset the loss of revenues from branch offices that had left the network.

        Service Costs:    Service costs were 76.4%, 77.4% and 77.1% of total revenues in Fiscal 2002, 2001 and 2000, respectively. Service costs represent the direct costs of providing services to patients or clients, including wages, payroll taxes, travel costs, insurance costs, medical supplies and the cost of contracted services.

        General and Administrative Expenses:    General and administrative expenses increased by approximately $4.8 million or 19.3% to $29.9 million in Fiscal 2002 from $25.0 million in Fiscal 2001. The increase in general and administrative expenses for Fiscal 2002 is due primarily to increased royalties paid to licensees as a result of increased sales levels and to the increase in company-owned locations for which the Company incurs all administrative costs.

        General and administrative expenses increased by approximately $.8 million or 3.2% to $25.0 million in Fiscal 2001 from $24.3 million in Fiscal 2000. The Company pays royalties to its licensees based upon approximately 55% (60% for certain licensees who have longer relationships with the Company) of the gross profit of the licensee office. Despite the growth in revenues, royalty expense decreased by approximately $1.5 million or 15.2% to $8.7 million in Fiscal 2001 from $10.2 million in Fiscal 2000. The decrease is primarily due to the increase in corporately-owned offices as well as an increase in the number of licensees enrolled in the Company's administrative program in which certain expenses of the licensee are paid by the Company and charged against the licensee's royalty.

        Depreciation and Amortization:    Depreciation and amortization expenses relating to fixed assets and intangible assets was $1.8 million for Fiscal 2002 in comparison with $1.7 million in fiscal 2001.

        Depreciation and amortization increased $1.0 million or 162.3% to $1.7 million in Fiscal 2001 from $.7 million in Fiscal 2000. This increase was mainly due to the purchase and placing into service of approximately $3.6 million of computer equipment in Fiscal 2000, which was necessary to build the computer infrastructure to accommodate the current and future growth of the business.

        Interest Expense, net:    Interest expense, net was $2.0 million, $2.3 million and $1.2 million in Fiscal 2002, 2001 and 2000, respectively. Interest expense decreased in Fiscal 2002 because of lower prevailing interest rates coupled with the Company's new credit facility, which began in April 2002. Under the new facility, rates decreased by 250 basis points. This decrease in rates is offset by increased borrowings on the credit facility to support increased sales volume and acquisition related borrowings.

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

        Extraordinary Loss on Extinguishment of Debt:    During Fiscal 2002, the Company entered into a new $25 million facility ("New Facility") with a lending institution which expires in April 2004. The Company's previous credit facility was repaid in full concurrent with the closing of the New Facility. In connection with the early extinguishment of its debt, the Company wrote off the unamortized balance of deferred financing fees and recorded an extraordinary charge of $.5 million which is net of an income tax benefit of $.3 million.

        Provision (Benefit) for Income Taxes:    The provision for income taxes reflects an effective rate of (154.1)%, 10.4%, and 3.9% in Fiscal 2002, 2001, and 2000, respectively.

        Prior to the fiscal year ended February 28, 2002, the Company had provided a valuation allowance for the full amount of its deferred tax assets because of the substantial uncertainties associated with the Company's ability to realize a deferred tax benefit due to its financial condition. However, based on the Company's current and continued expected profitability, the deferred tax benefit has been restored in the fiscal year ended February 28, 2002 financial statements. On a going forward basis, the Company expects to record an income tax expense which approximates 40% of its pretax income. The deferred tax benefit in Fiscal 2002 of $1.8 million is a non-recurring item. The provision for income taxes in Fiscal 2001and Fiscal 2000 consists of state capital and minimum taxes. The book benefit for the net operating losses generated in Fiscal 2001 and Fiscal 2000 was offset by recording a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities was $1.5 million in Fiscal 2002, which consisted primarily of the decrease in accounts payable, accrued expenses and accrued payroll and related expenses of $3.0 million, the increase in deferred tax benefit of $2.3 million and the increase in accounts receivable of $1.6 million offset by net income of $3.6 million and depreciation of $1.9 million.

        Net cash used in investing activities was $.7 million in Fiscal 2002, which consisted of $.3 million for the acquisition of Doctors' Corner and Healthcare Staffing, Inc. and $.5 million for fixed asset additions.

        Net cash provided by financing activities was $1.5 million in Fiscal 2002, which consisted of $23.6 million provided from borrowings under its new credit facility offset by $20.9 million used to repay the previous credit facility, $.8 million in repayments of notes and lease obligations and $.4 million in payments of debt issuance costs.

        Net cash used in operating activities was $2.1 million in Fiscal 2001, which consisted primarily of the decrease in accounts payable, accrued expenses, and accrued payroll and related expenses of $2.4 million and cash used in operations which consisted of the net loss of $1.2 million, which included non-cash items consisting primarily of depreciation and amortization of $1.7 million and the decrease to the allowance for doubtful accounts, net of write-off's, of $1.2 million.

        Net cash used in investing activities was $816 thousand in Fiscal 2001, which consisted of the purchases of fixed assets of $585 thousand and the issuance of notes receivables to licensees of $268 thousand.

        Net cash provided by financing activities was $4.5 million in Fiscal 2001 which consisted of the increase due under the Company's secured credit facility of $5.5 million and the principal decrease in capital leases of $.3 million.

        In April 2001, the Company obtained a new financing facility ("New Facility") with a new lending institution for a $25 million, three year term, revolving loan. The New Facility limit was increased to $27.5 million in October 2001. The New Facility was used to repay borrowings under the Facility. Under the New Facility, the Company may borrow amounts up to 85% of the Company's eligible accounts receivable subject to a maximum of $27.5 million. Interest on borrowings under the New Facility is at the annual rate of 3.65% over LIBOR in addition to a .5% annual fee for the unused portion of the total loan availability. The Company recorded an extraordinary charge of approximately $.5 million (net of an income tax benefit of $.3 million) in the first quarter of the fiscal year ended February 2002 as a result of the write-off of previously deferred costs and an early prepayment fee associated with the Facility.

        The Company's working capital was $18.9 million and $18.0 million at February 28, 2002 and February 28, 2001, respectively.

        The Company anticipates that capital expenditures for furniture and equipment, including improvements to its management information and operating systems during the next twelve months will be approximately $.4 million.

INDEBTEDNESS AND CONTRACTUAL OBLIGATIONS OF THE COMPANY

        The following are contractual cash obligations of the Company at February 28, 2002:

	Payments due by Period (amounts in thousands)
	Total	Less than One Year	1-2 Years	3-4 Years	Thereafter
Long-term debt	$30,942	$4,512	$8,880	$13,686	$3,864
Operating leases	4,779	1,081	1,746	1,328	624

Total	$35,721	$5,593	$10,626	$15,014	$4,488

        Management believes that working capital generated from operations, together with other credit facilities, will be sufficient to meet the currently anticipated working capital and capital expenditure requirements of our operations.

BUSINESS TRENDS

        The Company had shown a substantial increase in Fiscal 2002 in net sales, income from operations, net income and earnings per share. There are many factors which drove the improvement in operations. There is an acute shortage in the United States of registered nurses. A recent study published by the American Hospital Association states that the average age of a nurse is 45 years old and that less than 10% of all nurses are under the age of 30. This coupled with the dynamics of an aging population and increased government requirements for staffing at hospitals and nursing homes has created a substantial demand for our services. Traditional employers of nurses such as hospitals and nursing homes are responding to these challenges and shortages by becoming much more aggressive in their recruiting of qualified personnel. We believe that the competition for qualified personnel will increase in the near future from traditional employers and from our competitors, some of which have much greater funding and resources than us. Our expectation for the near future is continued growth in sales, but it may be at a reduced rate than was experienced in Fiscal 2002, and continued profitability.

CRITICAL ACCOUNTING POLICIES

        Management's discussion in this Item 7 addresses the Company's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, intangible assets, income taxes, workers' compensation, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company determines a need for a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or a part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. The Company assesses the recoverability of long-lived assets, intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. When the Company determines that the carrying value of the long- lived assets, intangible assets and goodwill may not be recoverable, it measures any impairment based on comparing future cash flows (undiscounted and without interest charges) expected to result from the use or sale of the asset and its eventual disposition, to the carrying amount of the asset.

        The Company believes the following are its most critical accounting policies in that they are the most important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective or complex judgments.

Allowance for Doubtful Accounts

        The Company regularly monitors and assesses its risk of not collecting amounts owed to it by its customers. This evaluation is based upon an analysis of amounts currently and past due along with relevant history and facts particular to the customer. Based upon the results of this analysis, the Company records an allowance for uncollectible accounts for this risk. This analysis requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts.

Asset Impairment

        The Company reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles would be based on the fair value of the asset.

RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 and SFAS No. 142 establish accounting and reporting standards for business combinations and for goodwill and intangible assets resulting from business combinations, respectively. SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting for business combinations and applies to all business combinations initiated after June 30, 2001. SFAS No. 142 discontinues the periodic amortization of goodwill (and intangible assets deemed to have indefinite lives) and requires impairment to be tested annually. Further, SFAS No. 142 replaces the measurement guidelines for impairment, whereby goodwill not considered impaired under previous accounting literature may be considered impaired under SFAS No. 142. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001, and cannot be applied retroactively. SFAS No. 142 is to be applied to all recorded goodwill and intangible assets as of the date of adoption.

        The Company has applied SFAS No. 142 for the accounting of goodwill and other intangible assets beginning March 1, 2002. Application of the non-amortization provisions of SFAS No. 142 is expected to increase income from operations in fiscal 2003 by approximately $423,000 net of the income tax benefit of $77,000. Additionally, the Company is currently in the process of performing the required transitionary impairment test of goodwill under SFAS No. 142.

        Additionally, in August and October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," respectively. SFAS No. 143 requires the fair value of a liability be recorded for an asset retirement obligation in the period in which it is incurred. SFAS No.144 addresses the accounting and reporting for the impairment of long-lived assets, other than goodwill, and for long-lived assets to be disposed of. Further, SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale. Both SFAS No. 143 and No. 144 are effective for all fiscal years beginning after December 15, 2001. For both SFAS No. 143 and No. 144, management does not expect the impact from these statements' provisions to have a material effect on the Company's consolidated results of operations and financial position.

EFFECT OF INFLATION

        The rate of inflation was immaterial during Fiscal 2002. In the past, the effects of inflation on salaries and operating expenses have been offset by the Company's ability to increase its charges for services rendered. The Company anticipates that it will be able to continue to do so in the future. The Company continually reviews its costs in relation to the pricing of its services.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rate Sensitivity: The Company's primary market risk exposure is interest rate risk. The Company's exposure to market risk for changes in interest rates relates to its debt obligations under its New Facility described above. Under the New Facility, the interest rate is 3.65% over LIBOR. At February 28, 2002, drawings on the Facility were $23,600 thousand. Assuming variable rate debt at February 28, 2002, a one point change in interest rates would impact annual net interest payments by $236 thousand. The Company does not use derivative financial instruments to manage interest rate risk.

CONTINGENT OBLIGATIONS

        The Company is contingently liable on obligations owed by TLCS which total approximately $2.6 million as of February 28, 2002. In November 2001, TLCS was acquired by Med Diversified, Inc. Should TLCS be unable to satisfy the obligations, the Company may be required to satisfy these obligations.

FORWARD-LOOKING STATEMENTS

        Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by the inclusion of phrases such as "the Company anticipates", "the Company believes" and other phrases of similar meaning. These forward looking statements are based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The potential risks and uncertainties which would cause actual results to differ materially from the Company's expectations include, but are not limited to, those discussed in the section entitled "Business—Risk Factors".

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ATC HEALTHCARE, INC. AND SUBSIDIARIES

        All other schedules were omitted because they are not required, not applicable or the information is otherwise shown in the financial statements or the notes thereto.

Report of Independent Accountants

To the Board of Directors and Stockholders of ATC Healthcare, Inc. and Subsidiaries:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ATC Healthcare, Inc. and Subsidiaries at February 28, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended February 28, 2002 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Melville, New York
May 10, 2002

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
    of ATC Healthcare, Inc.:

        We have audited the accompanying consolidated balance sheet of ATC Healthcare, Inc. and subsidiaries (the "Company") as of February 28, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended February 28, 2001 and February 29, 2000. Our audits also included the financial statement schedule listed in the Table of Contents for the years ended February 28, 2001 and February 29, 2000. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ATC Healthcare, Inc. and subsidiaries at February 28, 2001, and the results of their operations and their cash flows for the years ended February 28, 2001 and February 29, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule for the years ended February 28, 2001 and February 29, 2000, when considered in relation to the basic 2001 and 2000 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche, LLP

Jericho, New York
May 17, 2001

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	February 28,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,320	$2,013
Accounts receivable, less allowance for doubtful accounts of $830 and $1,344, respectively	28,683	26,569
Deferred income taxes	479	—
Prepaid expenses and other current assets	373	197

Total current assets	30,855	28,779
Fixed assets, net	3,629	4,291
Intangibles, net of accumulated amortization of $346 and $270, respectively	1,318	679
Goodwill, net of accumulated amortization of $2,724 and $2,267, respectively	36,984	6,866
Deferred income taxes	1,800	—
Other assets	743	816

Total assets	$75,329	$41,431

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$981	$1,048
Accrued expenses	6,439	9,697
Current portion of acquisition notes payable	4,512	—

Total current liabilities	11,932	10,745
Acquisition notes payable	26,430	—
Due under bank financing	23,600	20,636
Other liabilities	147	423

Total liabilities	62,109	31,804

Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock — Class A,$1.00 par value, authorized 10,000 shares, none issued	—	—
Class A Common Stock — $.01 par value; 50,000,000 shares authorized; 23,368,943 and 23,357,782 issued and outstanding at February 28, 2002 and 2001, respectively	233	233
Class B Common Stock — $.01 par value; 1,554,936 shares authorized; 262,854 and 274,015 issued and outstanding at February 28, 2002 and 2001, respectively	3	3
Additional paid-in capital	13,522	13,522
Accumulated deficit	(538)	(4,131)

Total stockholders' equity	13,220	9,627

Total liabilities and stockholders' equity	$75,329	$41,431

See notes to consolidated financial statements

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Fiscal Years Ended
	February 28, 2002	February 28, 2001	February 29, 2000
REVENUES:
Service revenues	$149,414	$120,840	$114,994

COSTS AND EXPENSES:
Service costs	114,225	93,559	88,673
General and administrative expenses	29,879	25,038	24,261
Depreciation and amortization	1,753	1,742	664

Total operating expenses	145,857	120,339	113,598

INCOME FROM OPERATIONS	3,557	501	1,396

INTEREST AND OTHER EXPENSES (INCOME):
Interest expense, net	2,037	2,257	1,201
Other (income) expense, net	(748)	(790)	1,634
Non recurring spin-off and financing costs	—	—	1,144

Total interest and other expenses	1,289	1,467	3,979

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,268	(966)	(2,583)
INCOME TAX (BENEFIT) PROVISION	(1,838)	100	100

INCOME (LOSS) FROM CONTINUING OPERATIONS	4,106	(1,066)	(2,683)

DISCONTINUED OPERATIONS
Income from discontinued operations (net of income taxes of $284)	—	—	580
Loss on sale of discontinued operations	—	—	(1,137)

LOSS FROM DISCONTINUED OPERATIONS	—	—	(557)

Extraordinary loss on early extinghishment of debt, net of income tax benefit of $341	(513)	—	—

NET INCOME (LOSS)	$3,593	$(1,066)	$(3,240)

EARNINGS (LOSS) PER COMMON SHARE — BASIC:
Earnings (loss) from continuing operations	$.17	$(.05)	$(.11)
Loss from discontinued operations	—	—	(.03)
Extraordinary loss on early extinguishment of debt	(.02)	—	—

Net earnings (loss)	$.15	$(.05)	$(.14)

EARNINGS (LOSS) PER COMMON SHARE — DILUTED:
Earnings (loss) from continuing operations	$.16	$(.05)	$(.11)
Loss from discontinued operations	—	—	(.03)
Extraordinary loss on early estinguishment of debt	(.02)	—	—

Net earnings (loss)	$.14	$(.05)	$(.14)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	23,632	23,632	23,623

Diluted	25,695	23,632	23,623

See notes to consolidated financial statements

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock
						Retained Earnings (Accumulated Deficit)
					Additional Paid-In Capital
	Shares	Amount	Shares	Amount			Total
Balances, February 28, 1999	23,307,129	$233	312,251	$3	$12,904	$175	$13,315
Common stock issued	12,417	—	—	—	—	—	—
Exchange of Class B for Class A Common Stock	11,706	—	(11,706)	—	—	—	—
Forgiveness of debt by TLCS	—	—	—	—	618	—	618
Net loss	—	—	—	—	—	(3,240)	(3,240)

Balances, February 29, 2000	23,331,252	233	300,545	3	13,522	(3,065)	10,693
Exchange of Class B for Class A Common Stock	26,530	—	(26,530)	—	—	—	—
Net loss	—	—	—	—	—	(1,066)	(1,066)

Balances, February 28, 2001	23,357,782	233	274,015	3	13,522	(4,131)	9,627
Exchange of Class B for Class A Common Stock	11,161	—	(11,161)	—	—	—	—
Net income	—	—	—	—	—	3,593	3,593

Balances, February 28, 2002	23,368,943	$233	262,854	$3	$13,522	$(538)	$13,220

See notes to consolidated financial statements

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Fiscal Years Ended
	February 28, 2002	February 28, 2001	February 29, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,593	$(1,066)	$(3,240)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations:
Depreciation and amortization	1,890	1,973	664
Extraordinary loss on early extinguishment of debt	854
Write-off of goodwill and other intangibles	—	190	433
Provision for doubtful accounts	(514)	(1,184)	651
Deferred income taxes	(2,280)	—	—
Accrued interest on acquisition notes payable	72	—	—
Changes in operating assets and liabilities net of effects of acquisitions and dispositions:
Accounts receivable	(1,600)	268	(34)
Prepaid expenses and other current assets	(176)	83	(10)
Other assets	(293)	45	7
Accounts payable and accrued expenses	(3,006)	(2,442)	4,649
Other long-term liabilities	7	83	—

Net cash (used in) provided by operating activities	(1,453)	(2,050)	3,120

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(458)	(585)	(2,902)
Acquisition of businesses	(320)	—	—
Net short term assets of discontinued operations	—	—	(5,497)
Net long term assets of discontinued operations	—	—	13,184
Issuance of notes receivable to licensees	—	(268)	(4)
Other	85	37	23

Net cash (used in) provided by investing activities	(693)	(816)	4,804

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank debt	—	—	(43)
Repayment of borrowings under previous credit facility	(20,936)	(15,149)	—
Borrowings under new credit facility	23,600	20,636	—
Repayment of notes and capital lease obligations	(798)	(283)	(109)
Payment of debt issuance costs	(413)	(719)	(122)
Increase (decrease) in due under credit facility	—	—	(7,453)

Net cash provided by (used in) financing activities	1,453	4,485	(7,727)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(693)	1,619	197
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,013	394	197

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,320	$2,013	$394

SUPPLEMENTAL DATA:
Cash paid for:
Interest	$2,020	$2,401	$1,896

Income taxes	$142	$26	$—

Supplemental schedule of noncash investing and financing activities:
Fair value of assets acquired	$31,290	$—	$—
Notes issued in connection with acquisition of businesses	30,970	$—	$—

Net cash paid	$320	$—	$—

Fixed assets acquired through capital leases	$97	$45	$1,267

See notes to consolidated financial statements

ATC HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Where Indicated Otherwise and, for Per Share Amounts)

1. ORGANIZATION AND BASIS OF PRESENTATION

        ATC Healthcare, Inc. and subsidiaries, including ATC Healthcare Services, Inc. and ATC Staffing Services, Inc, (the "Company") is a provider of supplemental staffing to health care facilities. In August 2001, the Company changed its name from Staff Builders, Inc. to ATC Healthcare, Inc. The Company offers a skills list of qualified health care associates in over 60 job categories ranging from the highest level of specialty nurse including critical care, neonatal and labor and delivery, to medical administrative staff, including third party billers, administrative assistants, claims processors, collection personnel and medical records clerks. The nurses provided to clients include registered nurses, licensed practical nurses and certified nursing assistants.

        During October 1999, the Company separated its home health care business from its existing staffing business. To accomplish this separation, the Board of Directors established a new, wholly-owned subsidiary Tender Loving Care Health Care Services, Inc ("TLCS"), which acquired 100% of the outstanding capital stock of the subsidiaries engaged in the home health care business. The spin-off was effected through pro rata distribution to the Company's stockholders of all the shares of common stock of TLCS owned by the Company (the "Distribution"). The Distribution was made by issuing one share of TLCS common stock for every two shares of the Company's Class A and Class B common stock outstanding.

        The accompanying consolidated financial statements reflect the financial position, results of operations, changes in stockholders' equity and cash flows of the Company as if it were a separate entity for all periods presented. The consolidated financial statements have been prepared using the historical basis of assets and liabilities and historical results of operations related to the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after the elimination of all significant intercompany balances and transactions and include the results of operations of purchased businesses from the respective dates of acquisition. On September 17, 1999, the Company sold its interest in Chelsea Computer Consultants, Inc.("CCC"). The assets, liabilities, results of operations and cash flows of CCC have been segregated and reported as discontinued operation for fiscal 2000.

Revenue Recognition

        A substantial portion of the Company's service revenues are derived from a unique form of franchising under which independent companies or contractors ("licensees") represent the Company within a designated territory. These licensees assign Company personnel, including registered nurses and therapists, to service clients using the Company's trade names and service marks. The Company pays and distributes the payroll for the direct service personnel who are all employees of the Company, administers all payroll withholdings and payments, bills the customers and receives and processes the accounts receivable. The revenues and related direct costs are included in the Company's consolidated service revenues and operating costs. The licensees are responsible for providing an office and paying related expenses for administration including rent, utilities and costs for administrative personnel.

        The Company pays a monthly distribution or commission to its domestic licensees based on a defined formula of gross profit generated. Generally, the Company pays a licensees approximately 55% (60% for certain licensees who have longer relationships with the Company). There is no payment to the licensees based solely on revenues. For Fiscal 2002, 2001 and 2000, total licensee distributions were approximately $16,900, $14,400 and $15,800, and are included in the general and administrative expenses.

        Two of the Company's largest licensees, Direct Staffing, Inc. and DSS Staffing Corp., were owned by one unrelated third party and by a son and two sons-in-law of the Chairman of the Board of Directors of the Company. Such licensees were paid (gross licensee fees) of approximately $6,527, $5,263 and $4,521 in fiscal 2002, 2001 and 2000, respectively.

        The Company recognizes revenue as the related services are provided to customers and when the customer is obligated to pay for such completed services. Revenues are recorded net of contractual or other allowances to which customers are entitled. Employees assigned to particular customers may be changed at the customer's request or at the Company's initiation. A provision for uncollectible and doubtful accounts is provided for amounts billed to customers which may ultimately be uncollectible due to billing errors, documentation disputes or the customer's inability to pay.

        Revenues generated from the sales of licensees and initial licensee fees are recognized upon signing of the licensee agreement, if collectibility of such amounts is reasonably assured, since the Company has performed substantially all of its obligations under its licensee agreements by such date. In circumstances where a reasonable basis does not exist for estimating collectibility of the proceeds of the sales of licensees and initial license fees, such amounts are deferred and recognized as collections are made, utilizing the cost recovery method, or until such time that collectibility is reasonably assured. At February 28, 2002 and 2001, the Company has notes receivables from licensees of $287 and $146, respectively. The current portion of these notes are recorded in prepaid and other current assets.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities in the financial statements. Actual results could differ from those estimates. The most significant estimates relate to the collectibility of accounts receivable, obligations under workers' compensation and valuation allowances on deferred taxes.

Cash and Cash Equivalents

        Cash and cash equivalents include liquid investments with original maturities of three months or less.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to credit risk consist primarily of accounts receivable which may become uncollectible. The Company believes it mitigates its risks by performing detailed credit evaluations before acceptance of a customer as well as continually monitoring payment history and collection activity.

Fixed Assets

        Fixed assets, consisting of equipment (primarily computer hardware and software), furniture and fixtures, and leasehold improvements, are stated at cost and depreciated from the date placed into service over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the improvement. Maintenance and repairs are charged to expense as incurred; renewals and improvements which extend the life of the asset are capitalized. Gains or losses from the disposition of fixed assets is reflected in operating results.

Goodwill and Intangible Assets

        Goodwill represents the excess of purchase price over the fair value of net assets acquired. Goodwill is being amortized using the straight-line method over its estimated useful life ranging from 5 to 25 years. Other intangible assets include customer lists and covenants not to compete, which are being amortized on a straight-line basis over periods ranging from 5 to 10 years.

Impairment of Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards Board ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company periodically reviews its fixed assets and intangibles to determine if any impairment exists based upon projected, undiscounted net cash flows of the Company. Recoverability of intangible assets is measured by comparison of the carrying amount of the asset to net future cash flows expected to be generated from the asset. Identifiable intangible assets not covered by FASB Statement No. 121 and goodwill not identified with assets that are subject to an impairment loss are evaluated in accordance with Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets." As of February 28, 2002, the Company believes that no impairment of goodwill or identifiable intangible assets exists. During fiscal 2001 and 2000, the Company recorded impairment losses of approximately $190 and $433, respectively.

Insurance Costs

        The Company is obligated for certain costs under various insurance programs, including workers' compensation. The Company recognizes its obligations associated with these policies in the period the claim is incurred. The costs of both reported claims and claims incurred but not reported, up to specified deductible limits, are estimated based on historical data, current enrollment statistics and other information. Such estimates and the resulting reserves are reviewed and updated periodically, and any adjustments resulting there from are reflected in earnings currently.

Income Taxes

        The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Earnings (Loss) per Share

        Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding for the applicable period. Diluted earnings (loss) per share is computed using the weighted average number of common shares plus common equivalent shares outstanding, unless the inclusion of such common equivalent shares would be anti-dilutive. Dilutive earnings per share include common stock equivalents of 2,063 shares related to outstanding stock options in fiscal 2002. In fiscal 2001 and 2000, common stock equivalents would have been anti-dilutive.

Fair Value of Financial Instruments

        The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, amounts due under bank financing and acquisition notes payable approximate fair value.

Advertising

        Advertising costs, which are expensed as incurred was $787, $362 and $212 in fiscal 2002, 2001 and 2000, respectively, and are included in general and administrative expenses.

Recent Accounting Pronouncements

        The Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the pooling of interests method of accounting. SFAS No. 141 also addresses the recognition and measurement of goodwill and other intangible assets acquired in a business combination. In addition, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses goodwill and intangible assets that are deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS 142. Other identifiable intangible assets will continue to be amortized over their estimated useful lives. At February 28, 2002, the Company had net intangible assets, principally goodwill, of $38,302.

        The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in fiscal 2003. Management is in the process of evaluating the new criteria for recording intangible assets separate from goodwill and expects that the Company will be required to reclassify certain of its intangible assets. Had this pronouncement been retrospectively applied, net income and diluted earnings per share would have increased approximately $500 and $.02, respectively in the year ended February 28, 2002.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 144 further refines SFAS 121's requirement that companies recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by a sale. SFAS 144 also extends the presentation of discontinued operations to include additional disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15,

2001 (fiscal 2003 for the Company). Management believes that the adoption of SFAS 144 will not have a material effect on the Company's consolidated results of operations or financial position.

Reclassifications

        Certain reclassifications have been made to the prior years financial statement amounts to conform to the current years presentation.

3. DISCONTINUED OPERATIONS

        On September 17, 1999, the Company sold Chelsea Computer Consultants, Inc. ("Chelsea") for approximately $17.5 million. The Company recorded a loss on the sale of the business of $1.1 million or ($.03) per share—diluted.

        Operating results of the discontinued operations for fiscal 2000 are as follows:

Net revenues	$18,399

Income before income taxes	864
Provision for income taxes	284

Income from operations of discontinued operations	$580

4. ACQUISITIONS

        In October 2001, the Company acquired substantially all of the assets of Doctors' Corner and Healthcare Staffing, Inc. which are providers of both permanent and temporary medical administrators in Southern California. The purchase price was $1,075 million, $300 which was paid at closing; $100 of which was paid on January 1, 2002; $100 which was paid on April 1, 2002 and the remaining $575 of which is payable in 20 quarterly installments beginning July 1, 2002. The purchase price included a covenant not to compete of $500. The remaining purchase price was allocated to goodwill whose amortization will be deductible for tax purposes.

        In January, 2002, the Company purchased substantially all of the assets of Direct Staffing, Inc. ("DSI"), a licensee of the Company serving the territory consisting of Westchester County, New York and Northern New Jersey, and DSS Staffing Corp. ("DSS"), a licensee of the Company serving New York City and Long Island, New York for a purchase price of $30,195. These two licensees were owned by an unrelated third party and by a son and two sons-in-law of the Company's Chairman of the Board of Directors who have received an aggregate 60% of the proceeds of the sale. The Company will be required to pay contingent consideration equal to the amount by which (a) the product of (i) Annualized Revenues (as defined) and (ii) 5.25 exceeds (b) $17,220, but if and only if the resulting calculation exceeds $20 million.

        Except for the covenant not to compete ($200), the purchase price has been allocated to goodwill ($29,800). The Company is in the process of obtaining a valuation on the tangible and intangible assets associated with the acquisition and will refine the allocation of the purchase price on the basis of such valuation report in 2003.

        The purchase price is evidenced by two series of promissory notes issues to each of the four owners of DSS and DSI. The first series of notes (the "First Series"), in the aggregate principal amount of $12,975, bears interest at 5% per annum and is payable in 36 consecutive equal monthly installments of principal, together with interest thereon, with the first installment having become due on March 1, 2002. The second series of notes (the "Second Series"), in the aggregate principal amount of $17,220, bears interest at the rate of 5% per annum and is payable as follows: $11 million, together with interest thereon, on April 30, 2005 (or earlier if certain capital events occur prior to such date) and the balance in 60 consecutive equal monthly installments of principal, together with interest thereon, with the first installment becoming due on April 30, 2005. If the contingent purchase price adjustment are triggered on April 30, 2005, the then aggregate principal balance of the Second Series shall be increased by such contingent purchase price. Payment of both the First Series and the Second Series is collateralized by a second lien on the assets of the acquired licensees.

        In addition, the Company acquired two additional entities for a total cost of $55, which was paid in cash and will be fully deductible for tax purposes.

        The acquisitions were accounted for under the purchase method of accounting; and accordingly, the accompanying consolidated financial statements include the results of the acquired operations from their respective acquisition dates.

        The table below reflects unaudited pro forma combined results of the Company, as if the acquisitions had taken place on March 1, 2000. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations.

	February 28
	2002	2001
Net revenues	$151,021	$123,400
Income from operations	5,951	(1,000)
Net income (loss)	5,097	(1,000)
Earnings per share:
Basic	$0.22	$(0.04)
Diluted	$0.20	$(0.04)

5. FIXED ASSETS

        Fixed assets consist of the following:

		February 28,
	Estimated Useful Lives in Years
		2002	2001
Computer equipment and software	5	$6,832	$6,398
Office equipment, furniture and fixtures	5	541	429
Leasehold improvements	5	66	57

		7,439	6,884
Less: accumulated depreciation and amortization		3,810	2,593

		$3,629	$4,291

        As of February 28, 2002 and 2001, fixed assets include amounts for equipment acquired under capital leases with an original cost of $1,529 and $1,432, respectively. Depreciation expense was $1,217, $1,231 and $483 in 2002, 2001 and 2000, respectively.

6. ACCRUED EXPENSES

        Accrued expenses consist of the following:

	February 28,
	2002	2001
Payroll and related taxes	$3,440	$5,475
Accrued licensee payable	1,544	2,188
Workers compensation and other insurance accruals	571	1,179
Interest payable	161	—
Other	723	855

Total	$6,439	$9,697

7. BANK FINANCING ARRANGEMENTS

        Prior to April, 2001, the Company borrowed under a financing facility with a lending institution ("Facility") for $20 million. The term of the Facility was for three years and bore interest at a rate of prime plus 3%. The facility was collateralized by all of the Company's assets.

        During April 2001, the Company entered into a Financing Agreement with a lending institution, whereby the lender agreed to provide a revolving credit facility of up to $25 million. The Financing Agreement was amended in October 2001 to increase the facility to $27.5 million. Amounts borrowed under the New Financing Agreement were used to repay $20,636 of borrowing on its existing facility. As a result, the Company recognized an extraordinary loss of approximately $850 (before a tax benefit of $341), which includes the write-off of deferred financing costs and an early termination fee. The New Financing Agreement expires in April 2004.

        Availability under the Financing Agreement is based on a formula of eligible receivables, as defined. The borrowings bear interest at rates based on LIBOR plus 3.65%. At February 28, 2002, the interest rate was 5.65%. Interest rates ranged from 5.4% to 8.2% in fiscal 2002. An annual fee of 0.5% is required based on any unused portion of the total loan availability. Payment is not required prior to April 2004, where the Company expects to either renew the existing facility or obtain comparable financing with another lending institution.

        The Agreement contains various restrictive covenants that, among other requirements, restrict additional indebtedness. The covenants also require the Company to meet certain financial ratios.

8. ACQUISITION NOTES PAYABLE

        Acquisition notes payable consists of the following:

February 28, 2002
Notes payable to DSS and DSI (a)	$30,267
Note payable to Doctors Corner (b)	675

30,942
Less: current portion	4,512

$26,430

(a)
The Company issued two series of promissory notes to each of the four owners of DSS and DSI (three related and one unrelated party, see note 4). The first series of notes (the "First Series"), in the aggregate principal amount of $12,975, bears interest at a rate of 5% per annum and is payable in 36 equal monthly installments of principal, together with interest, with the first installment having become due on March 1, 2002. The second series of notes (the "Second Series"), in the aggregate principal amount of $17,220, bears interest at a rate of 5% per annum and is payable as follows: $11 million, together with interest, on April 30, 2005 (or earlier if certain events, as defined, occur prior to such date) and the balance in 60 equal monthly installments of principal, together with interest, with the first installment becoming due on April 30, 2005. Payment of both the First Series and the Second Series is collateralized by the assets of the acquired licensees.

(b)
The Company issued a note payable, bearing interest at 8% per annum in connection with the acquisition of Doctors' Corner. The note requires a payment of $100 in April 2002, with the remaining amount of $575 due in 20 equal quarterly installments beginning in July 2002.

(c)
Annual maturities of acquisition notes payable are as follows:

2003	$4,512
2004	4,440
2005	4,440
2006	12,327
2007	1,359
Thereafter	3,864

Total	$30,942

9. INCOME TAXES

        The (benefit) provision for income taxes consists of the following:

	Fiscal Year Ended
	February 28, 2002	February 28, 2001	February 29, 2000
Current:
Federal	$—	$—	$—
State	100	100	100

	100	100	100
Deferred
Federal	(1,802)	—	—
State	(136)	—	—

Income tax before extraordinary loss	$(1,838)	$100	$100
Tax benefit from extraordinary extinguishment of debt	(341)	—	—

Total income tax (benefit) expense	$(2,179)	$100	$100

        A reconciliation of the differences between income taxes computed at the federal statutory rate and the (benefit) provision for income taxes as a percentage of pretax income from continuing operations for each year is as follows:

	2002	2001	2000
Federal statutory rate	34.0%	(34.0%)	(34.0%)
State and local income taxes, net of federal income tax benefit	12.2	12.6	(5.5)
Goodwill amortization	7.4	10.8	0.7
Non-deductible spin-off costs	—	—	9.7
Valuation allowance increase (decrease)	(208.1)	20.2	33.0
Other	.4	.8	—

Effective rate	(154.1)%	10.4%	3.9%

        Prior to the year ended February 28, 2002, the Company had provided a valuation allowance for the full amount of its deferred tax assets, because of the substantial uncertainties associated with the Company's ability to realize a deferred tax benefit due to its financial condition. However, based on the Company's current and expected continued profitability, the valuation allowance of $2,952 has been eliminated in fiscal 2002. As of February 28, 2002, the Company has a Federal net operating loss of approximately $4,614 which expires in 2020 through 2022. Deferred tax assets and liabilities are as follows:

	February 28, 2002	February 28, 2001
Current:
Allowance for doubtful accounts	$331	$537
Accrued expenses	148	423

	479	960
Valuation allowance	—	(960)

Current	479	—

Non-Current:
Revenue recognition	24	28
Net operating loss carryforward	1,569	1,519
Depreciation and amortization	207	445

	1,800	1,992
Valuation allowance
Non-current	—	(1,992)

	$2,279	$—

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments:

        Future minimum rental payments under noncancellable operating leases relating to office space and equipment rentals that have an initial or remaining lease term in excess of one year as of February 28, 2002 are as follows:

Year Ending February 28,
2003	$1,081
2004	955
2005	791
2006	681
2007	647
Thereafter	624

Total minimum lease payments	$4,779

        Certain operating leases contain escalation clauses with respect to real estate taxes and related operating costs.

        Rental expense was approximately $1,176, $873 and $437 in fiscal 2002, 2001 and 2000, respectively.

Employment Agreements:

        In November 2001, the Company entered into amended employment agreements with two of its officers, under which they will receive annual base salaries of $202 and $504, respectively. Their employment agreements are automatically extended at the end of each fiscal year and are terminable by the Company.

        In December 2001, the Company entered into an amended three-year employment agreement with another officer, under which he will receive an annual base salary of $250, with $15 increases per annum. He is also eligible for an annual bonus.

        In May 2002, the Company entered into a two-year amended employment agreement with another officer of the Company, under which he receives an annual base salary of $180, with a $10 increase in the second year.

        If a "change of control" (as defined in the agreements) were to occur and cause the respective employment agreements to terminate, the Company would be required to make lump sum severance payments of $606 and $1,512, respectively to the officers who amended their employment contracts in November 2001. In addition, the Company would be liable for payments to other officers, of which such payments are immaterial.

Contingent Obligations:

        The Company is contingently liable for obligations owed by TLCS which approximates $2,600 as of February 28, 2002. In November 2001, TLCS was acquired by Med Diversified, Inc. Should TLCS be unable to satisfy the obligations, the Company may be required to satisfy these obligations.

Litigation

        The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business. Management and legal counsel periodically review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred, and the availability and extent of insurance coverage and established reserves. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on these reviews and the disposition of the lawsuits, these matters will not have a material effect on the Company's financial position, results of operations or cash flows.

11. STOCKHOLDERS' EQUITY

Common Stock—Recapitalization and Voting Rights

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

Stock Options

1993 Stock Option Plan

        During the year ended February 28, 1994, the Company adopted a stock option plan (the "1993 Stock Option Plan"). Stock options issued under the 1993 Stock Option Plan may be incentive stock options ("ISO's") or non-qualified options ("NQSO's"). This plan replaced the 1986 Non- Qualified Plan and the 1983 Incentive Stock Option Plan which terminated in 1993 except as to options then outstanding. Employees, officers, directors and consultants are eligible to participate in the 1993 Stock Option Plan. Options are granted at not less than the fair market value of the Common Stock at the date of grant and vest over a period of two years.

        A total of 2,227,750 stock options were granted under the 1993 Stock Option Plan, at prices ranging from $.50 to $3.87, of which 809,000 remain outstanding at February 28, 2002.

1994 Performance-Based Stock Option Plan

        During the year ended February 28, 1995, the Company adopted a stock option plan (the "1994 Performance-Based Stock Option Plan") which provides for the issuance of up to 3.4 million shares of common stock. Executive Officers of the Company and its wholly-owned subsidiaries are eligible for grants. Performance-based stock options are granted for periods of up to ten years and the exercise price is equal to the average of the closing price of the common stock for the twenty consecutive trading days prior to the date on which the option is granted. Vesting of Performance Based Stock Options is during the first four years after the date of grant, and is dependent upon increases in the market price of the common stock.

        Since inception, a total of 7,712,563 stock options were granted under the 1994 Performance-Based Stock Option Plan, at option prices ranging from $.53 to $3.14, of which 3,211,849 remain outstanding at February 28, 2002. All options are outstanding as of February 28, 2002 and will become exercisable on or before December 1, 2004.

1998 Stock Option Plan

        During Fiscal 1999, the Company adopted a stock option plan (the "1998 Stock Option Plan") under which an aggregate of two million shares of common stock are reserved for issuance. Options granted under the 1998 Stock Option Plan may be ISO's or NQSO's. Employees, officers, and consultants are eligible to participate in the 1998 Stock Option Plan. Options are granted at not less than fair market value of the common stock at the date of grant and vest over a period of two years.

        A total of 1,498,083 stock options were granted under the 1998 Stock Option Plan, at exercise prices ranging from $.23 to $1.02, of which 715,333 remain outstanding at February 28, 2002.

2000 Stock Option Plan

        During Fiscal 2001, the Company adopted a stock option plan (the "2000 Stock Option Plan") under which an aggregate of three million shares of common stock are reserved for issuance. Both key employees and non-employee directors except for members of the compensation committee are eligible to participate in the 2000 Stock Option Plan.

        A total of 400,000 stock options were granted under the 2000 Stock Option Plan at an exercise price of $1.02 of which all are outstanding as of February 28, 2002.

        Information regarding the Company's stock option activity is summarized below:

	Stock Option Activity	Option Price	Weighted Average Exercise Price
Options outstanding at February 28, 1999	6,271,622	$.50 — $3.14	$.79
Granted	215,000	$.25 — $.47	.38
Exercised	—	—
Terminated	(852,500)	$.50 — $3.14	.94

Options outstanding at February 29, 2000	5,634,122	$.25 — $2.06
Granted	41,500	$.23 — $.28	.26
Exercised	—
Terminated	(826,940)	$.41 — $1.75	1.53

Options outstanding at February 28, 2001	4,848,682	$.23 — $2.06	.61
Granted	507,500	$.56 — $1.02	1.00
Exercised	—	—
Terminated	(220,000)	$.23 — $2.06	1.92

Options outstanding as February 28, 2002	5,136,182	$.25 — $1.02	$.59

        Included in the outstanding options are 1,044,196 ISO's and 1,136,295 NQSO's which were exercisable at February 28, 2002.

        The following tables summarize information about stock options outstanding at February 28, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.23 to $.49	216,500	7.7	$.34	204,833	$.35
$.50 to $1.50	4,919,682	7.1	.60	1,975,658.53

	5,136,182	7.1	$.59	2,180,491	$.52

Pro Forma Information

        The Company applies the intrinsic value method in accounting for its stock-based compensation. Had the Company measured compensation under the fair value method for stock options granted, the Company's net income (loss) and net income (loss) per share-diluted would have been as follows:

	Fiscal Year Ended
	February 28, 2002		February 28, 2001	February 29, 2000
Net income (loss) from continuing operations — as reported		$4,106	$(1,066)	$(2,683)
Net income (loss) from continuing operations — pro forma		4,008	(1,076)	(2,759)
Basic income (loss) per share as reported	$	..17	$(.05)	$(.11)
Basic income (loss) per share pro forma		.17	(.05)	(.12)
Diluted income (loss) per share as reported		.16	(.05)	(.11)
Diluted income (loss) per share pro forma		.16	(.05)	(.12)

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes Option pricing model with the following assumptions used for grants in fiscal 2002, 2001 and 2000, respectively. Risk-free interest rates of 4.5%, 5.1% and 6.0%; dividend yield of 0% for each year; expected lives of 10 years for each year and volatility of 89%, 105% and 146%.

Employee Stock Purchase Plan

        The Company has an employee stock purchase plan under which eligible employees may purchase common stock of the Company at 90 percent of the lower of the closing price of the Company's common stock on the first and last day of the three-month purchase period. Employees elect to pay for their stock purchases through payroll deductions at a rate of 1% to 10% of their gross payroll. Since the inception of the plan, 96,364 shares have been issued.

12. EMPLOYEE 401(K) SAVINGS PLAN

        The Company maintains an Employee 401(k) Savings Plan. The plan is a defined contribution plan which is administered by the Company. All regular, full-time employees are eligible for voluntary participation upon completing one year of service and having attained the age of twenty-one. The plan provides for growth in savings through contributions and income from investments. It is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Plan participants are allowed to contribute a specified percentage of their base salary. However, the Company retains the right to make optional contributions for any plan year. Optional contributions were not made in Fiscal 2002, 2001 and 2000.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized unaudited quarterly financial data for Fiscal 2002 and 2001 are as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended February 28, 2002
Total revenues	$35,461	$38,561	$38,530	$36,862

Net income before extraordinary item	555	510	709	2,332

Extraordinary loss on early extinguishment of debt	(513)	—	—	—

Net income	$42	$510	$709	$2,332

Earnings (loss) per common share — basic
Earnings before extraordinary item	$.02	$.02	$.03	$.10
Extraordinary loss on early extinguishment of debt	(.02)	—	—	—

Net earnings per share	$.00	$.02	$.03	$.10

Earnings (loss) per common share — diluted
Earnings before extraordinary item	$.02	$.02	$.03	$.09
Extraordinary loss on early extinguishment of debt	(.02)	—	—	—

Net earnings per share	$.00	$.02	$.03	$.09

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended February 28, 2001
Total revenues	$28,091	$29,534	$30,260	$32,955

Net income (loss)	(987)	(246)	35	132

Earnings (loss) per common share-basic	$(.04)	$(.01)	$.00	.00

Earnings (loss) per common share-diluted	$(.04)	$(.01)	$.00	.00

ATC HEALTHCARE, INC. AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Fiscal Year Ended
	February 28, 2002	February 28, 2001	February 29, 2000
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance, beginning of period	$1,344	$2,528	$1,877
Additions charged to costs and expenses	400	849	3,234
Deductions	(914)	(2,033)	(2,583)

Balance, end of period	$830	$1,344	$2,528

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On November 14, 2001, the Company filed Form 8-K indicating that on November 6, 2001, the accounting firm of Deloitte & Touche LLP was dismissed and would not be engaged to audit the Company's consolidated financial statements for the year ended February 28, 2002. The Company has appointed PricewaterhouseCoopers, LLP as its independent audit firm for its 2002 fiscal year.

        There were no disagreements with either Deloitte & Touche LLP or PricewaterhouseCoopers, LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

PART III

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

(B)  Reports on 8-K

    January 15, 2002—Announcement of the appointment of David Savitsky as Chief Executive Officer of the Company.

          February 19, 2002—Announcement of the Company's purchase of its two largest licensees.

          April 16, 2002—Amendment of the February 19, 2002 Form 8-K for inclusion of certain exhibits.

(C)  Exhibits

        The Exhibits filed as part of the Report are listed in the Index to Exhibits below.

(D)  EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company, filed July 11, 1998 (A)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed August 22, 1991. (B)
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed September 3, 1992. (A)
3.4	Certificate of Retirement of Stock of the Company, filed February 28, 1994.
3.5	Certificate of Retirement of Stock of the Company, filed June 3, 1994. (A)
3.6	Certificate of Designation, Rights and Preferences of the Class A Preferred Stock of the Company, filed June 6, 1994. (A)
3.7	Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed August 23, 1994. (A)
3.8	Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed October 26, 1995. (C)
3.9	Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed December 19, 1995. (D)
3.10	Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed December 19, 1995 (D)
3.11	Amended and Restated By-Laws of the Company. (A)
3.12	Certificate of Amendment of Certificate of Incorporation of Staff Builders, Inc., filed August 2, 2001 (X)
4.1	Specimen Class A Common Stock Certificate. (E)
4.2	Specimen Class B Common Stock Certificate. (F)
10.8	1986 Non-Qualified Stock Option Plan of the Company. (H)

10.9	First Amendment to the 1986 Non-Qualified Stock Option Plan, effective as of May 11, 1990. (A)
10.10	Amendment to the 1986 Non-Qualified Stock Option Plan, dated as of October 27, 1995. (I)
10.11	Resolutions of the Company's Board of Directors amending the 1983 Incentive Stock Option Plan and the 1986 Non-Qualified Stock Option Plan, dated as of June 3, 1991. (A)
10.12	1993 Stock Option Plan of the Company. (A)
10.13	1998 Stock Option Plan of the Company (incorporated by reference to Exhibit C to the Company's Proxy Statement dated August 27, 1998, filed with the Commission on August 27, 1998).
10.14	Amended and Restated 1993 Employee Stock Purchase Plan of the Company (J)
10.15	1998 Employee Stock Purchase Plan of the Company (incorporated by reference to Exhibit D to the Company's Proxy Statement dated August 27, 1998, filed with the Commission on August 27, 1998).
10.18	1994 Performance-Based Stock Option Plan of the Company (incorporated by reference to Exhibit B to the Company's Proxy Statement, dated July 18, 1994, filed with the Commission on July 27, 1994).
10.19	Stock Option Agreement, dated as of March 28, 1990, under the Company's 1986 Non-Qualified Stock Option Plan between the Company and Stephen Savitsky. (A)
10.20	Stock Option Agreement, dated as of June 17, 1991, under the Company's 1986 Non-Qualified Stock Option Plan between the Company and Stephen Savitsky. (A)
10.21	Stock Option Agreement, dated December 1, 1998, under the Company's 1993 Stock Option Plan between the Company and Stephen Savitsky. (K)
10.22	Stock Option Agreement, dated December 1, 1998, under the Company's 1994 Performance-Based Stock Option Plan between the Company and Stephen Savitsky. (A)
10.23	Stock Option Agreement, dated as of March 28, 1990, under the Company's 1986 Non-Qualified Stock Option Plan between the Company and David Savitsky. (A)
10.24	Stock Option Agreement, dated as of June 17, 1991, under the Company's 1986 Non-Qualified Stock Option Plan between the Company and David Savitsky. (A)
10.25	Stock Option Agreement, dated December 1, 1998, under the Company's 1993 Stock Option Plan between the Company and David Savitsky. (K)
10.26	Stock Option Agreement, dated December 1, 1998, under the Company's 1994 Performance-Based Stock Option Plan between the Company and David Savitsky. (K)
10.27	Stock Option Agreement, dated December 1, 1998, under the Company's 1993 Stock Option Plan, between the Company and Edward Teixeira. (K)
10.29	Stock Option Agreement, dated December 1, 1998, under the Company's 1994 Performance-Based Stock Option Plan, between the Company and Edward Teixeira. (K)
10.30	Stock Option Agreement, dated December 1, 1998, under the Company's 1998 Stock Option Plan, between the Company and Edward Teixeira. (K)
10.39	Employment Agreement, dated as of June 1, 1987, between the Company and Stephen Savitsky. (A)
10.40	Amendment, dated as of October 31, 1991, to the Employment Agreement between the Company and Stephen Savitsky. (A)

10.41	Amendment, dated as of December 7, 1992, to the Employment Agreement between the Company and Stephen Savitsky. (A)
10.42	Employment Agreement, dated as of June 1, 1987, between the Company and David Savitsky. (A)
10.43	Amendment, dated as of October 31, 1991, to the Employment Agreement between the Company and David Savitsky. (A)
10.44	Amendment, dated as of January 3, 1992, to the Employment Agreement between the Company and David Savitsky. (A)
10.45	Amendment, dated as of December 7, 1992, to the Employment Agreement between the Company and David Savitsky. (A)
10.54	Amended and Restated Loan and Security Agreement, dated as of January 8, 1997, between the Company, its subsidiaries and Mellon Bank, N.A. (M)
10.55	First Amendment to Amended and Restated Loan and Security Agreement dated as of April 27, 1998, between the Company, its subsidiaries and Mellon Bank, N.A. (G)
10.56	Master Lease Agreement dated as of December 4, 1996, between the Company and Chase Equipment Leasing, Inc. (M)
10.57	Premium Finance Agreement, Disclosure Statement and Security Agreement dated as of December 26, 1996, between the Company and A.I. Credit Corp. (M)
10.58	Agreement of Lease, dated as of October 1, 1993, between Triad III Associates and the Company. (A)
10.59	First Lease Amendment, dated October 25, 1998, between Matterhorn USA, Inc. and the Company.
10.60	Supplemental Agreement dated as of January 21, 1994, between General Electric Capital Corporation, Triad III Associates and the Company (A)
10.61	Agreement of Lease, dated as of June 19, 1995, between Triad III Associates and the Company. (D)
10.62	Agreement of Lease, dated as of February 12, 1996, between Triad III Associates and the Company. (D)
10.63	License Agreement, dated as of April 23, 1996, between Matterhorn One, Ltd. and the Company (M)
10.64	License Agreement, dated as of January 3, 1997, between Matterhorn USA, Inc. and the Company (M)
10.65	License Agreement, dated as of January 16, 1997, between Matterhorn USA, Inc. and the Company. (M)
10.66	License Agreement, dated as of December 16, 1998, between Matterhorn USA, Inc. and the Company. (S)
10.71	Asset Purchase and Sale Agreement, dated as of September 6, 1996, by and among ATC Healthcare Services, Inc. and the Company and William Halperin and All Care Nursing Service, Inc. (N)
10.73	Stock Purchase Agreement by and among the Company and Raymond T. Sheerin, Michael Altman, Stephen Fleischner and Chelsea Computer Consultants, Inc., dated September 24, 1996. (L)

10.74	Amendment No. 1 to Stock Purchase Agreement by and among the Company and Raymond T. Sheerin, Michael Altman, Stephen Fleischner and Chelsea Computer Consultants, Inc., dated September 24, 1996 (L)
10.75	Shareholders Agreement between Raymond T. Sheerin and Michael Altman and Stephen Fleischner and the Company and Chelsea Computer Consultants, Inc., dated September 24, 1996. (L)
10.76	Amendment No. 1 to Shareholders Agreement among Chelsea Computer Consultants, Inc., Raymond T. Sheerin, Michael Altman and the Company, dated October 30, 1997 (L)
10.77	Indemnification Agreement, dated as of September 1, 1987, between the Company and Stephen Savitsky. (A)
10.78	Indemnification Agreement, dated as of September 1, 1987, between the Company and David Savitsky. (A)
10.79	Indemnification Agreement, dated as of September 1, 1987, between the Company and Bernard J. Firestone. (A)
10.80	Indemnification Agreement, dated as of September 1, 1987, between the Company and Jonathan Halpert. (A)
10.81	Indemnification Agreement, dated as of May 2, 1995, between the Company and Donald Meyers. (M)
10.82	Indemnification Agreement, dated as of May 2, 1995, between the Company and Edward Teixeira. (A)
10.84	Form of Medical Staffing Services Franchise Agreement (D)
10.89	Confession of Judgment, dated January 27, 2000, granted by a subsidiary of the Company, to Roger Jack Pleasant.First Lease Amendment, dated October 28, 1998, between Matterhorn USA, Inc. and the Company. (B)
10.91	Forbearance and Acknowledgement Agreement, dated as of February 22, 2000, between TLCS's subsidiaries, the Company and Chase Equipment Leasing, Inc. Agreement and Release, dated February 28, 1997, between Larry Campbell and the Company. (C)
10.92	Distribution agreement, dated as of October 20, 1999, between the Company and TLCS.(O)
10.93	Tax Allocation agreement dated as of October 20, 1999, between the Company and TLCS. (O)
10.94	Transitional Services agreement, dated as of October 20, 1999, between the Company and TLCS. (O)
10.95	Trademark License agreement, dated as of October 20, 1999, between the Company and TLCS. (O)
10.96	Sublease, dated as of October 20, 1999, between the Company and TLCS. (O)
10.97	Employee Benefits agreement, dated as of October 20, 1999, between the Company and TLCS. (O)
10.98	Amendment, dated as of October 20, 1999, to the Employment agreement between the Company and Stephen Savitsky. (P)
10.99	Amendment, dated as of October 20, 1999, to the Employment agreement between the Company and David Savitsky. (P)

10.105	Second Amendment to ATC Revolving Credit Loan and Security Agreement, dated October 20, 1999 between the Company and Mellon Bank, N.A. (P)
10.106	Master Lease dated November 18, 1999 between the Company andTechnology Integration Financial Services. (Q)
10.107	Loan and Security Agreement between the Company and Copelco/American Healthfund Inc. dated March 29, 2000. (Q)
10.108	Loan and Security Agreement First Amendment between the Company and Healthcare Business Credit Corporation (formerly known as Copelco/American Healthfund Inc.) dated July 31, 2000. (R)
10.109	Employment agreement dated August 1, 2000 between the Company and Alan Levy (R)
10.110	Equipment lease agreements with Technology Integration Financial Services, Inc. (R)
10.111	Loan and Security Agreement dated April 6, 2001 between the Company and HFG Healthco-4 LLC (W)
10.112	Receivables Purchase and Transfer Agreement dated April 6, 2001 between the Company and HFG Healthco-4 LLC (W)
10.113	Asset purchase agreement dated October 5, 2001, between the Company and Doctors' Corner and Healthcare Staffing, Inc. (U)
10.114	Asset purchase agreement dated January 31, 2002, between the Company and Direct Staffing, Inc. and DSS Staffing Corp. (V)
10.115	Amendment to Employment agreement dated November 28, 2001 between the Company and Stephen Savitsky *
10.116	Amendment to Employment agreement dated November 28, 2001 between the Company and David Savitsky *
10.117	Amendment to Employment agreement dated December 18, 2001 between the Company and Edward Teixeira *
10.118	Amendment to Employment agreement dated May 24, 2002 between the Company and Alan Levy *
21.	Subsidiaries of the Company. *
23.1	Consent of PricewaterhouseCoopers LLP
24.	Powers of Attorney. *

See Notes to Exhibits

NOTES TO EXHIBITS

(A)	Incorporated by reference to the Company's exhibit booklet to its Form 10-K for the Fiscal year ended 28, 1995 (File No. 0-11380), filed with the Commission on May 5, 1995.
(B)	Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-43728), dated January 29, 1992.
(C)	Incorporated by reference to the Company's Form 8-K (file No. 0-11380), filed with the Commission on October 31, 1995.
(D)	Incorporated by reference to the Company's exhibit booklet to it Form 10-K for the Fiscal year ended February 28, 1996 (file No. 0-11380), filed with the Commission on May 13, 1996.
(E)	Incorporated by reference to the Company's Form 8-A (file No. 0-11380), filed with the Commission on October 24, 1995.
(F)	Incorporated by reference to the Company's Form 8-A (file No. 0-11380), filed with the Commission on October 24, 1995.
(G)	Incorporated by reference to the Company's exhibit booklet to its Form 10-K for the Fiscal year ended February 28, 1998 (File No. 0-11380), filed with the Commission on May 28, 1998.
(H)	Incorporated by reference to the Company's Registration Statement on Form S-4, as amended (File No. 33-9261), dated April 9, 1987.
(I)	Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-63939), filed with the Commission on November 2, 1995.
(J)	Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 3371974), filed with the Commission on November 19, 1993.
(K)	Incorporated by reference to the Company's Form 10-Q for the quarterly period ended November 30, 1997 (File No. 0-11380), filed with the Commission on January 19, 1999.
(L)	Incorporated by reference to the Company's Form 10-Q for the quarterly period ended November 30, 1997 (File No. 0-11380), field with the Commission on January 14, 1998.
(M)	Incorporated by reference to the Company's exhibit booklet to its Form 10-K for the Fiscal year ended February 28, 1997 (File No. 0-11380), filed with the Commission on May 27, 1997.
(N)	Incorporated by reference to the Company's Form 10-Q for the quarterly period ended November 30, 1996 (File No. 0-11380), filed with the Commission on January 14, 1997.
(O)	Incorporated by reference to Tender Loving Care Health Care Services Inc.'s Form 10-Q for the quarterly period ended August 31, 1999 (File No. 0-25777) filed with the Commission on October 20, 1999.
(P)	Incorporated by reference to the Company's Form 10-Q for the quarterly period ended August 31, 1999 (File No. 0-11380) filed with the Commission on October 20, 1999.
(Q)	Incorporated by reference to the Company's Form 10-K for the year ended February 29, 2000 (File No. 0-11380) filed with the Commission on July 17, 2000.
(R)	Incorporated by reference to the Company's Form 10-Q for the quarterly period ended August 31, 2000 (File No. 0-11380) filed with the Commission on October 16, 2000.
(S)	Incorporated by reference to the Company's Form 10-K for the year ended February 28, 1999 (File No. 0-11380) filed with the Commission on June 11, 1999.

(T)	Incorporated by reference to the Company's exhibit booklet to its Form 10-K for the Fiscal year ended February 28, 1994 (File No. 0-11380), filed with the Commission on May 13, 1994.
(U)	Incorporated by reference to the Company's Form 10-Q for the quarterly period ended August 31, 2001 (File No. 0-11380) filed with the Commission on October 15, 2001.
(V)	Incorporated by reference to the Company's Form 8-K (File No. 0-11380) filed with the Commission on February 19, 2002.
(W)	Incorporated by reference to the Company's Form 10-K/A (File No. 0-11380) filed with the Commission on June 28, 2001.
(X)	Incorporated by reference to the Company's Form Def 14A (File No. 0-11380) filed with the Commission on June 27, 2001.
*
Incorporated herein

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATC HEALTHCARE, INC.
By:	/s/ DAVID SAVITSKY David Savitsky President and Chief Executive Officer

Dated: June 10, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID SAVITSKY David Savitsky	President and Chief Executive Officer (Principal Executive Officer) and Director	June 10, 2002
/s/ ALAN LEVY Alan Levy	Senior Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 10, 2002
/s/ STEPHEN SAVITSKY Stephen Savitsky	Chairman of the Board	June 10, 2002
* Bernard J. Firestone, Ph. D.	Director	June 10, 2002
* Jonathan Halpert, Ph. D.	Director	June 10, 2002
* Donald Meyers	Director	June 10, 2002
*By:	/s/ DAVID SAVITSKY David Savitsky Attorney-in-Fact

QuickLinks

  PART I.
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  PART II.
  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA (in thousands, except per share data)
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Accountants
INDEPENDENT AUDITORS' REPORT
ATC HEALTHCARE, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
ATC HEALTHCARE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
ATC HEALTHCARE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands, except share data)
ATC HEALTHCARE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
ATC HEALTHCARE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, Except Where Indicated Otherwise and, for Per Share Amounts)
ATC HEALTHCARE, INC. AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS (In thousands)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  PART III
  PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
NOTES TO EXHIBITS
SIGNATURES