Form 10-Q
period 2002-05-31
ATC HEALTHCARE INC /DE/
filed 2002-07-15
CIK 720480

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2002, OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 0-11380

ATC HEALTHCARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2650500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1983 Marcus Avenue, Lake Success, New York	11042
(Address of principal executive offices)	(Zip Code)

(516) 750-1600
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        The number of shares of Class A Common Stock and Class B Common Stock outstanding on July 11, 2002 were 23,490,391 and 256,631 shares, respectively.

ATC HEALTHCARE, INC. AND SUBSIDIARIES

INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets May 31, 2002(unaudited) and February 28, 2002	3
Condensed Consolidated Statements of Operations (unaudited) Three months ended May 31, 2002 and 2001	4
Condensed Consolidated Statements of Cash Flows (unaudited) Three months ended May 31, 2002 and 2001	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6-9
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10-14
ITEM 3. QUANTITATIVE AND QUALITATIVE DESCRIPTION OF MARKET RISK	14
PART II. OTHER INFORMATION	15
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	15

PART I. FINANCIAL INFORMATION

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	May 31, 2002	February 28, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$420	$1,320
Accounts receivable, less allowance for doubtful accounts of $755 and $830, respectively	28,192	28,683
Deferred income taxes	479	479
Prepaid expenses and other current assets	733	373

Total current assets	29,824	30,855
Fixed assets, net	3,452	3,629
Intangibles, net of accumulated amortization of $144 and $346, respectively	669	1,318
Goodwill, net	37,664	36,984
Deferred income taxes	1,800	1,800
Other assets	725	743

Total assets	$74,134	$75,329

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,039	$981
Accrued expenses	6,338	6,439
Current portion of acquisition notes payable	4,712	4,512

Total current liabilities	12,089	11,932
Acquisition notes payable	25,537	26,430
Due under bank financing	22,678	23,600
Other liabilities	133	147

Total liabilities	60,437	62,109

Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock—Class A,$1.00 par value, authorized 10,000 shares, none issued	—	—
Class A Common Stock—$.01 par value; 50,000,000 shares authorized; 23,487,998 and 23,368,943 issued and outstanding at May 31, 2002 and February 28, 2002, respectively	233	233
Class B Common Stock—$.01 par value; 1,554,936 shares authorized; 258,946 and 262,854 issued and outstanding at May 31, 2002 and February 28, 2002, respectively	3	3
Additional paid-in capital	13,572	13,522
Accumulated deficit	(111)	(538)

Total stockholders' equity	13,697	13,220

Total liabilities and stockholders' equity	$74,134	$75,329

See notes to condensed consolidated financial statements.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended
	May 31, 2002	May 31, 2001
REVENUES:
Service revenues	$37,699	$35,634

COSTS AND EXPENSES:
Service costs	28,716	27,294
General and administrative expenses	7,172	7,196
Depreciation and amortization	350	398

Total operating expenses	36,238	34,888

INCOME FROM OPERATIONS	1,461	746

INTEREST AND OTHER EXPENSES (INCOME):
Interest expense, net	736	527
Other expense (income), net	1	(20)

Total interest and other expenses	737	507

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	724	239
INCOME TAX PROVISION	297	25

INCOME BEFORE EXTRAORDINARY ITEM	427	214
Extraordinary loss on early extinguishment of debt	—	854

NET INCOME (LOSS)	$427	$(640)

EARNINGS (LOSS) PER COMMON SHARE—BASIC:
Earnings from continuing operations	$.02	$.01
Extraordinary loss on early extinguishment of debt	—	(.04)

Net earnings (loss)	$.02	$(.03)

EARNINGS (LOSS) PER COMMON SHARE—DILUTED:
Earnings from continuing operations	$.02	$.01
Extraordinary loss on early extinguishment of debt	—	(.04)

Net earnings (loss)	$.02	$(.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	23,747	23,632

Diluted	27,516	23,652

See notes to condensed consolidated financial statements.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	May 31, 2002	May 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$427	$(640)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations:
Depreciation and amortization	390	398
Provision for doubtful accounts	(75)	7
Accrued interest on acquisition notes payable	217	—
Changes in operating assets and liabilities:
Accounts receivable	566	(214)
Prepaid expenses and other current assets	(360)	(248)
Other assets	(43)	200
Accounts payable and accrued expenses	24	(46)
Other long-term liabilities	(5)	3

Net cash provided by (used in) operating activities	1,141	(540)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(154)	(45)
Acquisition of business	(50)	—
Cash received for repayment of notes receivable	21	—

Net cash used in investing activities	(183)	(45)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes and capital lease obligations	(986)	(253)
Issuance of common stock	50	—
Borrowings (payments) in due under credit facility	(922)	(603)

Net cash used in financing activities	(1,858)	(856)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(900)	(1,441)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,320	2,013

CASH AND CASH EQUIVALENTS, END OF PERIOD	$420	$572

Supplemental Data:
Interest paid	$503	$363

Income taxes paid	$24	$138

See notes to condensed consolidated financial statements.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in Thousands, Except Where Indicated Otherwise, and for Per Share Amounts)

1.    FINANCIAL STATEMENTS—The accompanying condensed consolidated financial statements as of May 31, 2002 and for the three months ended May 31, 2002 and 2001 are unaudited. In the opinion of management, all adjustments, consisting of only normal and recurring accruals necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented have been included. The condensed consolidated balance sheet as of February 28, 2002 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The accompanying condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of ATC Healthcare, Inc. (the "Company") for the year ended February 28, 2002. Certain prior period amounts have been reclassified to conform with the May 31, 2002 presentation.

        The results for the three-month period ended May 31, 2002 are not necessarily indicative of the results for the full year ending February 28, 2003.

2.    EARNINGS PER SHARE—Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding for the applicable period. Diluted earnings (loss) per share is computed using the weighted average number of common shares plus common equivalent shares outstanding, unless the inclusion of such common equivalent shares would be anti-dilutive. Earnings per share for the three months ended May 31, 2002 include common stock equivalents of 3,769,210 shares relating to the dilutive effect of stock options. For the three months ended May 31, 2001, common stock equivalents would have been anti-dilutive.

3.    PROVISION (BENEFIT) FOR INCOME TAXES—Prior to the fiscal year ended February 28, 2002, the Company had provided a valuation allowance for the full amount of its deferred tax assets because of the substantial uncertainties associated with the Company's ability to realize a deferred tax benefit. However, based on the Company's current and continued expected profitability, the deferred tax benefit has been recorded as of the February 28, 2002.

4.    DEBT—In April 2001, the Company entered into a new $25 million secured facility with a lending institution which expires in April 2004. The Company's previous credit facility was repaid in full concurrent with the closing of the Facility. In connection with the early retirement of its debt, the Company wrote-off the unamortized balance of deferred financing fees and recorded an extraordinary charge of $854 in the quarter ended May 31, 2001.

        The Company may borrow up to 85% of the Company's eligible accounts receivable. Interest accrues at a rate per annum of 4.05% over LIBOR. There is also a .5% annual fee for the unused portion of the total loan availability. During October 2001, the Company's Facility agreement was amended to increase the revolving credit line to $27.5 million. The Facility contains various financial and other covenants and conditions, including but not limited to the following; debt service coverage, interest coverage, net worth, tangible net worth, current ratio and accounts receivable turnover.

        In June 2002, the lending institution which the Company has the secured facility, in addition had given the Company up to $2 million of availability for acquisitions. The availability is based upon 5% of the Company's eligible accounts receivable. Repayment of this additional availability will result from a monthly reduction of .2% of the availability over two years.

5.    RECENT ACQUISITIONS—In January, 2002, the Company purchased substantially all of the assets of Direct Staffing, Inc. ("DSI"), a licensee of the Company serving the territory consisting of Westchester County, New York and Northern New Jersey, and DSS Staffing Corp. ("DSS"), a licensee of the Company serving New York City and Long Island, New York for a purchase price of $30,195. These two licensees were owned by an unrelated third party and by a son and two sons-in-law of the Company's Chairman of the Board of Directors who have received an aggregate 60% of the proceeds of the sale. The Company will be required to pay contingent consideration equal to the amount by which (a) the product of (i) Annualized Revenues (as defined in the asset purchase agreement) and (ii) 5.25 exceeds (b) $17,220, but if and only if the resulting calculation exceeds $20 million.

        Except for the covenant not to compete ($200), the purchase price has been allocated to goodwill ($29,800). The Company is in the process of obtaining a valuation on the tangible and intangible assets associated with the acquisition and will refine the allocation of the purchase price on the basis of such valuation report in the quarter ended August 31, 2002.

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

        DSI and DSS were paid gross licensee fees of approximately $1,696 for the three months ended May 31, 2001. The terms and conditions of the franchise agreement between the Company, DSI and DSS are substantially similar to those of other licensees of the Company.

6.    REVENUE RECOGNITION—A substantial portion of the Company's service revenues are derived from a unique form of franchising under which independent companies or contractors ("licensees") represent the Company within a designated territory. These licensees assign Company personnel, including registered nurses and therapists, to service clients using the Company's trade names and service marks. The Company pays and distributes the payroll for the direct service personnel who are all employees of the Company, administers all payroll withholdings and payments, bills the customers and receives and processes the accounts receivable. The revenues and related direct costs are included in the Company's consolidated service revenues and operating costs. The licensees are responsible for providing an office and paying related expenses for administration including rent, utilities and costs for administrative personnel.

        The Company pays a monthly distribution or commission to its domestic licensees based on a defined formula of gross profit generated. Generally, the Company pays a licensees approximately 55% (60% for certain licensees who have longer relationships with the Company). There is no payment to the licensees based solely on revenues. For the three months ended May 31, 2002, total licensee distributions were approximately $2,340 and $4,244 and are included in the general and administrative expenses.

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

        Revenues generated from the sales of licensees and initial licensee fees are recognized upon signing of the licensee agreement, if collectibility of such amounts is reasonably assured, since the Company has performed substantially all of its obligations under its licensee agreements by such date. Included in revenues for the three months ended May 31, 2002 and 2001 is $430 and $173 of licensee fees.

7.    INTANGIBLE ASSETS—On March 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Intangible Assets" (SFAS 142). SFAS 142 includes requirements to annually test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, the Company no longer amortizes goodwill and indefinite lived intangibles, thereby eliminating an annual amortization charge of approximately $500, which is not deductible for tax purposes. The carrying amount of acquired intangible assets as of May 31, 2002 and February 28, 2002 is as follows:

	May 31, 2002		February 28, 2002
	Gross carrying amount	Accumulated Amortization	Gross carrying amount	Accumulated Amortization	Amortization Period
Goodwill	$40,609	$2,945	$39,708	$2,724	none
Trademark and licenses	13	1	13	1	10
Covenants not to complete	800	143	800	124	8-10
Other intangibles			851	221	none

	$41,422	$3,089	$41,372	$3,070

        The Company currently has unamortized goodwill remaining from the acquisition of Direct Staffing, Inc. and DSS Staffing Corp. ($29,926), ATC Healthcare Services, Inc. ($4,256), All Care Nursing ($1,822), Doctors Corner ($604), Amserv ($331), International Staffing Inc. ($254), Healthcare Human Resources ($212), and other franchise and company-owned locations ($259), all of which are subject to the provisions of SFAS 142. The Company did not record any transition intangible asset impairment loss upon adoption of SFAS 142. Aggregate amortization expense of definite lived intangible assets for the three months ended May 31, 2002 and 2001 was approximately $19 and $130, respectively.

        Estimated amortization expense for the next five fiscal years is as follows:

Estimated amortization expense:
For year ended February 28, 2003	$76
For year ended February 29, 2004	$76
For year ended February 28, 2005	$76
For year ended February 28, 2006	$76
For year ended February 28, 2007	$76

        As required by SFAS 142, the results for the first quarter of Fiscal 2001 have not been restated. A reconciliation of net income, as if SFAS 142 had been adopted, is presented below for the three months ended May 31, 2002 and May 31, 2001, exclusive of amortization expense that is related to goodwill that is not being amortized:

	For the three months ended May 31,
	2002	2001
Reported net income (loss)	$427	$(640)
Addback: goodwill amortization		125

Adjusted net income (loss)	$427	$(515)

Basic earnings per share:
Reported net income (loss)	$0.02	$(0.03)
Addback: goodwill amortization		0.01

Adjusted net income (loss)	$0.02	$(0.02)

Diluted earnings per share:
Reported net income (loss)	$0.02	$(0.03)
Addback: goodwill amortization		0.01

Adjusted net income (loss)	$0.02	$(0.02)

8.    CONTINGENCIES

a.
Contingent obligations:

        The Company is contingently liable on obligations owed by Tender Loving Care Health Care Services, Inc. ("TLCS") which total approximately $2.6 million as of May 31, 2002. In November 2001, TLCS was acquired by Med Diversified, Inc. The Company is indemnified by TLCS for any obligations arising out of these matters. As of July 2002, TLCS has represented that it is current on its payments for these obligations. Should TLCS be unable to satisfy the obligations, the Company may be required to satisfy these obligations.

b.
Litigation:

        The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of business. Management believes the disposition of the lawsuits will not have a material effect on its financial position, results of operations or cash flows.

9.    RECENT ACCOUNTING PRONOUNCEMENTS

        In August and October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," respectively. SFAS No. 143 requires the fair value of a liability be recorded for an asset retirement obligation in the period in which it is incurred. SFAS No.144 addresses the accounting and reporting for the impairment of long-lived assets, other than goodwill, and for long-lived assets to be disposed of. Further, SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale. Both SFAS No. 143 and No. 144 are effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS No. 143 and No. 144, did not have a material effect on the Company's consolidated results of operations and financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands, Except Where Indicated Otherwise, and for Per Share Amounts)

        The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements appearing in Item 1.

Results of Operations

        Total revenues increased by $2.1 million or 5.8% for the three months ended May 31, 2002 ("the 2002 period") to $37.7 million from $35.6 million for the three months ended May 31, 2001 ("the 2001 period"). The increase in sales is primarily from new locations opened during the most recent year.

        Service costs, which remained relatively consistent, were 76.2% and 76.6% of total revenues for the 2002 and 2001 periods, respectively. Service costs represent the direct costs of providing services to patients or clients, including wages, payroll taxes, travel costs, insurance costs, medical supplies and the cost of contracted services

        General and administrative expenses were $7.2 million for both the 2002 and 2001 periods, respectively. General and administrative costs, expressed as a percentage of total revenues, were 19.1% and 20.3% for the 2002 and 2001 periods, respectively. The reduction in general and administrative expenses as a percentage of sales can be attributed to the purchase by the Company of its largest licensee completed in January 2002, which eliminated their licensee payments. This is offset by the increased expenditures for its newly opened company operated locations.

        Interest expense,(net) increased to $736 from $527 in the comparable period presented primarily relating to increased debt incurred in connection with the acquisition of previously licensed businesses.

        Prior to the fiscal year ended February 28, 2002, the Company had provided a valuation allowance for the full amount of its deferred tax assets because of the substantial uncertainties associated with the Company's ability to realize a deferred tax benefit. However, based on the Company's current and continued expected profitability, the deferred tax benefit had been recorded as of February 28, 2002. Effective with the 2002 period, the Company recorded an income tax expense at its estimated effective tax rate of 40%.

Liquidity and Capital Resources

        Cash and cash equivalents decreased by $900 as of May 31, 2002 as compared to February 28, 2002 as a result of cash used in investing activities of $183, primarily for the purchase of fixed assets and cash used in financing activities $1,858 which was for repayment of borrowings, offset by cash provided by operations of $1,141.

        In April 2001, the Company obtained a new financing facility ("New Facility") with a new lending institution for a $25 million, three year term, revolving loan. The New Facility limit was increased to $27.5 million in October 2001. Under the New Facility, the Company may borrow amounts up to 85% of the Company's eligible accounts receivable subject to a maximum of $27.5 million. Interest on borrowings under the New Facility is at the annual rate of 4.05% over LIBOR in addition to a .5% annual fee for the unused portion of the total loan availability.

        The Company anticipates that capital expenditures for furniture and equipment, including improvements to its management information and operating systems during the next twelve months will be approximately $400.

        Operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital, capital expenditures, and internal business expansion and debt service. We believe that our capital resources are sufficient to meet our working capital requirements for the next twelve months. We expect to meet our future working capital, capital expenditure, internal business expansion, and debt service from a combination of operating cash flows and funds available under the credit facility.

Business Trends

        The Company had shown a substantial increase in the year ended February 28, 2002 in net sales, income from operations, net income and earnings per share. There are many factors which drove the improvement in operations. There is an acute shortage in the United States of registered nurses. A recent study published by the American Hospital Association states that the average age of a nurse is 45 years old and that less than 10% of all nurses are under the age of 30. This coupled with the dynamics of an aging population and increased government requirements for staffing at hospitals and nursing homes has created a substantial demand for our services. Traditional employers of nurses such as hospitals and nursing homes are responding to these challenges and shortages by becoming much more aggressive in their recruiting of qualified personnel. We believe that the competition for qualified personnel will increase in the near future from traditional employers and from our competitors, some of which have much greater funding and resources than us. Our expectation for the near future is continued growth in sales, but it may be at a reduced rate than was experienced in Fiscal 2002, and continued profitability.

Forward-Looking Statements

        Certain statements in this report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by the inclusion of phrases such as "the Company anticipates", "the Company believes" and other phrases of similar meaning. These forward-looking statements are based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The potential risks and uncertainties which would cause actual results to differ materially from the Company's expectations include, but are not limited to, the following:

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

Competition for Acquisition Opportunities May Restrict Our Future Growth by Limiting Our Ability to Make Acquisitions at Reasonable Valuations

        Our business strategy includes increasing our market share and presence in the temporary healthcare staffing industry through strategic acquisitions of companies that complement or enhance our business. We have historically faced competition for acquisitions. In the future, such competition could limit our ability to grow by acquisitions or could raise the prices of acquisitions and make them less attractive to us.

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

If Our Insurance Costs Increase Significantly, These Incremental Costs Could Negatively Affect Our Financial Results

        The costs related to obtaining and maintaining professional and general liability insurance and health insurance for healthcare providers has been increasing. The cost of our professional and general liability insurance per Full Time Employee ("FTE") increased by approximately 49% in the fiscal year ended February 28, 2002 ("fiscal 2002"). The cost of our healthcare insurance per FTE increased by approximately 18% in fiscal 2002. If the cost of carrying this insurance continues to increase significantly, we will recognize an associated increase in costs which may negatively affect our margins. This could have an adverse impact on our financial condition and the price of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rate Sensitivity: The Company's primary market risk exposure is interest rate risk. The Company's exposure to market risk for changes in interest rates relates to its debt obligations under its Facility described above. Under the Facility, the interest rate is 4.05% over LIBOR. At May 31, 2002, drawings on the Facility were $22.7 million. Assuming variable rate debt at May 31, 2002, a one point change in interest rates would impact annual net interest payments by $227 thousand. The Company does not use derivative financial instruments to manage interest rate risk.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS—See Note 8 in PART I.—ITEM 1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (A)
  Exhibits

    None

  (B)
  Reports on Form 8-K

    April 16, 2002—Amendment of the February 19, 2002 Form 8-K for inclusion of certain exhibits regarding the purchase of the Company's largest two licensees.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 15, 2002	ATC HEALTHCARE, INC.
	By:	/s/ ALAN LEVY Alan Levy Senior Vice President, Finance Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

QuickLinks

ATC HEALTHCARE, INC. AND SUBSIDIARIES INDEX
PART I. FINANCIAL INFORMATION
ATC HEALTHCARE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
ATC HEALTHCARE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (In thousands, except per share data)
ATC HEALTHCARE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In thousands)
ATC HEALTHCARE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in Thousands, Except Where Indicated Otherwise, and for Per Share Amounts)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands, Except Where Indicated Otherwise, and for Per Share Amounts)
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES