Form 10-Q
period 2002-08-31
ATC HEALTHCARE INC /DE/
filed 2002-10-15
CIK 720480

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2002,
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO .

Commission file number 0-11380

ATC HEALTHCARE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2650500 (I.R.S. Employer Identification No.)
1983 Marcus Avenue, Lake Success, New York (Address of principal executive offices)	11042 (Zip Code)
(516) 750-1600 (Registrant's telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒          No ☐

        The number of shares of Class A Common Stock and Class B Common Stock outstanding on October 11, 2002 were 23,546,948 and 256,431 shares, respectively.

ATC HEALTHCARE, INC. AND SUBSIDIARIES

INDEX

		PAGE NO.
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets August 31, 2002 (unaudited) and February 28, 2002	3
	Condensed Consolidated Statements of Operations (unaudited) Three and six months ended August 31, 2002 and 2001	4
	Condensed Consolidated Statements of Cash Flows (unaudited) Six months ended August 31, 2002 and 2001	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6-9
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10-14
ITEM 3.	QUANTITATIVE AND QUALITATIVE DESCRIPTION OF MARKET RISK	14
ITEM 4.	CONTROLS AND PROCEDURES	15
PART II.	OTHER INFORMATION	16
ITEM 1.	LEGAL PROCEDINGS	16
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	16

PART I. FINANCIAL INFORMATION

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	August 31, 2002	February 28, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$692	$1,320
Accounts receivable, less allowance for doubtful accounts of $798 and $830, respectively	29,043	28,683
Deferred income taxes	479	479
Prepaid expenses and other current assets	1,000	373

Total current assets	31,214	30,855
Fixed assets, net	3,156	3,629
Intangibles, net of accumulated amortization of $323 and $346, respectively	7,610	1,318
Goodwill, net	31,730	36,984
Deferred income taxes	1,800	1,800
Other assets	680	743

Total assets	$76,190	$75,329

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$911	$981
Accrued expenses	6,760	6,439
Current portion of acquisition notes payable	5,767	4,512

Total current liabilities	13,438	11,932
Acquisition notes payable	24,877	26,430
Due under bank financing	23,552	23,600
Other liabilities	120	147

Total liabilities	61,987	62,109

Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock—Class A,$1.00 par value, authorized 10,000 shares, none issued	—	—
Class A Common Stock—$.01 par value; 50,000,000 shares authorized; 23,515,501 and 23,368,943 issued and outstanding at August 31, 2002 and February 28, 2002, respectively	234	233
Class B Common Stock—$.01 par value; 1,554,936 shares authorized; 256,531 and 262,854 issued and outstanding at August 31, 2002 and February 28, 2002, respectively	3	3
Additional paid-in capital	13,635	13,522
Retained earnings (accumulated deficit)	331	(538)

Total stockholders' equity	14,203	13,220

Total liabilities and stockholders' equity	$76,190	$75,329

See notes to condensed consolidated financial statements.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	August 31, 2002	August 31, 2001	August 31, 2002	August 31, 2001
	(unaudited)
REVENUES:
Service revenues	$38,979	$38,561	$76,679	$74,022

COSTS AND EXPENSES:
Service costs	29,819	29,731	58,535	57,025
General and administrative expenses	7,345	7,509	14,518	14,705
Depreciation and amortization	527	432	877	830

Total operating expenses	37,691	37,672	73,930	72,560

INCOME FROM OPERATIONS	1,288	889	2,749	1,462

INTEREST AND OTHER EXPENSES (INCOME):
Interest expense, net	766	434	1,509	961
Other expense (income), net	(230)	(81)	(235)	(274)

Total interest and other expenses	536	353	1,274	687

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	752	536	1,475	775
INCOME TAX PROVISION	310	26	606	51

INCOME BEFORE EXTRAORDINARY ITEM	442	510	869	724
Extraordinary loss on early extinguishment of debt	—	—	—	(854)

NET INCOME (LOSS)	$442	$510	$869	$(130)

EARNINGS (LOSS) PER COMMON SHARE—BASIC:
Earnings from continuing operations	$.02	$.02	$.04	$.03
Extraordinary loss on early extinguishment of debt	—	—	—	(.04)

Net earnings (loss)	$.02	$.02	$.04	$(.01)

EARNINGS (LOSS) PER COMMON SHARE—DILUTED:
Earnings from continuing operations	$.02	$.02	$.03	$.03
Extraordinary loss on early extinguishment of debt	—	—	—	(.04)

Net earnings (loss)	$.02	$.02	$.03	$(.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	23,759	23,632	23,726	23,632

Diluted	26,796	24,046	27,218	23,791

See notes to condensed consolidated financial statements.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	August 31, 2002	August 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$869	$(130)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	956	882
Disposition of goodwill and intangibles	42	—
Provision for doubtful accounts	(32)	264
Extraordinary loss on early extinguishment of credit facility	—	854
In kind interest	437	—
Accrued interest on acquisition notes payable
Changes in operating assets and liabilities:
Accounts receivable	(328)	(1,789)
Prepaid expenses and other current assets	(627)	(811)
Other assets	(60)	174
Accounts payable and accrued expenses	366	(2,392)
Other long-term liabilities	(7)	3

Net cash provided by (used in) operating activities	1,616	(2,945)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(206)	(159)
Acquisition of business	(457)	—
Cash received for repayment of notes receivable	43	—

Net cash used in investing activities	(620)	(159)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes and capital lease obligations	(1,690)	(344)
Issuance of common stock	114	—
Termination fees associated with prior lending facility	—	(300)
(Payments) borrowings due under credit facility	(48)	2,594

Net cash (used in) provided by financing activities	(1,624)	1,950

NET DECREASE IN CASH AND CASH EQUIVALENTS	(628)	(1,154)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,320	2,013

CASH AND CASH EQUIVALENTS, END OF PERIOD	$692	$859

Supplemental Data:
Interest paid	$1,057	$1,043

Income taxes paid	$35	$138

Issuance of notes payable for acquisition of businesses	$820	—

See notes to condensed consolidated financial statements.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in Thousands, Except Where Indicated Otherwise, and for Per Share Amounts)

        1.    FINANCIAL STATEMENTS—The accompanying condensed consolidated financial statements as of August 31, 2002 and for the three and six months ended August 31, 2002 and 2001 are unaudited. In the opinion of management, all adjustments, consisting of only normal and recurring accruals necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented have been included. The condensed consolidated balance sheet as of February 28, 2002 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The accompanying condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of ATC Healthcare, Inc. (the "Company") for the year ended February 28, 2002. Certain prior period amounts have been reclassified to conform with the August 31, 2002 presentation.

        The results for the three and six month periods ended August 31, 2002 are not necessarily indicative of the results for the full year ending February 28, 2003.

        2.    EARNINGS PER SHARE—Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding for the applicable period. Diluted earnings (loss) per share is computed using the weighted average number of common shares plus common equivalent shares outstanding, unless the inclusion of such common equivalent shares would be anti-dilutive. Earnings per share for the three and six months ended August 31, 2002 include common stock equivalents of 3,037 and 3,492 shares relating to the dilutive effect of stock options. For the three and six months ended August 31, 2001, common stock equivalents would have been anti-dilutive.

        3.    PROVISION (BENEFIT) FOR INCOME TAXES—Prior to the fiscal year ended February 28, 2002, the Company had provided a valuation allowance for the full amount of its deferred tax assets because of the substantial uncertainties associated with the Company's ability to realize a deferred tax benefit. However, based on the Company's current and continued expected profitability, the deferred tax benefit has been recorded as of February 28, 2002.

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

        The Company may borrow up to 85% of the Company's eligible accounts receivable. Interest accrues at a rate per annum of 4.05% over LIBOR. There is also a .5% annual fee for the unused portion of the total loan availability. During October 2001, the Company's Facility agreement was amended to increase the revolving credit line to $27.5 million. The Facility contains various financial and other covenants and conditions, including but not limited to the following: debt service coverage, interest coverage, net worth, tangible net worth, current ratio and accounts receivable turnover.

        In June 2002, the lending institution with which the Company has the secured facility, gave the Company up to $2 million of additional availability for acquisitions. The availability is based upon 5% of the Company's eligible accounts receivable. Repayment of this additional availability will result from a monthly reduction of .2% of the availability over two years.

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

        The company has obtained a valuation on the tangible and intangible assets associated with the transaction and has allocated $6,400 to customer lists (which is being amortized over 10 years), $200 to a covenant not to complete (which is being amortized over 8 years) and the remaining balance to goodwill.

        The purchase price is evidenced by two series of promissory notes issues to each of the four owners of DSS and DSI. The first series of notes (the "First Series"), in the aggregate principal amount of $12,975, bears interest at 5% per annum and is payable in 36 consecutive equal monthly installments of principal, together with interest thereon, with the first installment having become due on March 1, 2002. The second series of notes (the "Second Series"), in the aggregate principal amount of $17,220, bears interest at the rate of 5% per annum and is payable as follows: $11 million, together with interest thereon, on April 30, 2005 (or earlier if certain capital events occur prior to such date) and the balance in 60 consecutive equal monthly installments of principal, together with interest thereon, with the first installment becoming due on April 30, 2005. If the contingent purchase price adjustment is triggered on April 30, 2005, the then aggregate principal balance of the Second Series shall be increased by such contingent purchase price. Payment of both the First Series and the Second Series is collateralized by a second lien on the assets of the acquired licensees.

        DSI and DSS were paid gross licensee fees of approximately $2,069 and $3,765 for the three and six months ended August 31, 2001. The terms and conditions of the franchise agreement between the Company, DSI and DSS are substantially similar to those of other licensees of the Company.

        In June 2002, the Company bought out a management contract with a company ("Travel Company") who was managing its travel nurse division. The purchase price of $620 is payable over two years beginning in December 2002. The Travel Company had received payments from the Company of $277 and $328 for the three months ended August 31, 2002 and 2001 and $595 and $653 for the six months ended August 31, 2002 and 2001, respectively, for its management of the travel nurse division. The Company is amortizing the cost over the five years that were remaining on the management contract. The conversion of the business was completed in October 2002, and the Company is now directly controlling its travel nurse division.

        In June 2002, the Company purchased substantially all of the assets and operations of Staff One Healthcare, which provides temporary medical staffing services to clients in Tucson, Arizona and Las Vegas, Nevada. The purchase price was $500; $300 of which was paid at closing, and the remaining $200 of which is payable in 8 quarterly installments beginning October 1, 2002.

        During the period of June through September 2002, the Company purchased substantially all the assets and operations of two companies for an aggregate total of $70 which was paid in cash.

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

        The Company pays a monthly distribution or commission to its domestic licensees based on a defined formula of gross profit generated. Generally, the Company pays a licensee approximately 55% (60% for certain licensees who have longer relationships with the Company). There is no payment to the licensees based solely on revenues. For the three months ended August 31, 2002, total licensee distributions were approximately $2,496 and $4,723 and for the six months ended August 31, 2002 total licensee distributions were approximately $4,835 and $8,967 and are included in the general and administrative expenses.

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

        Revenues generated from the sales of licensees and initial licensee fees are recognized upon signing of the licensee agreement, if collectibility of such amounts is reasonably assured, since the Company has performed substantially all of its obligations under its licensee agreements by such date. Included in revenues for the six months ended August 31, 2002 and 2001 is $430 and $195 of licensee fees.

        7.    INTANGIBLE ASSETS—On March 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Intangible Assets" (SFAS 142). SFAS 142 includes requirements to annually test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, the Company no longer amortizes goodwill and indefinite lived intangibles, thereby eliminating an annual amortization charge of approximately $500, which is not deductible for tax purposes. The carrying amount of acquired intangible assets as of August 31, 2002 and February 28, 2002 is as follows:

	August 31, 2002		February 28, 2002
	Gross carrying amount	Accumulated Amortization	Gross carrying amount	Accumulated Amortization	Amortization Period
Goodwill	$34,668	$2,938	$39,708	$2,724	none
Customer lists	6,400	160	—	—	10
Covenants not to complete	900	162	800	124	3-10
Other intangibles	633	1	864	222	5-10

	$42,601	$3,261	$41,372	$3,070

        The Company currently has unamortized goodwill remaining from the acquisition of Direct Staffing, Inc. and DSS Staffing Corp. ($23,549), ATC Healthcare Services, Inc. ($4,256), All Care Nursing ($1,822), Doctors Corner ($604), Amserv ($331), International Staffing Inc. ($254), Healthcare Human Resources ($212), Staff One ($400), and other franchise and company-owned locations ($302), all of which are subject to the provisions of SFAS 142. The Company did not record any transition intangible asset impairment loss upon adoption of SFAS 142. Aggregate amortization expense of definite lived intangible assets for the three months ended August 31, 2002 and 2001 was approximately $197 and $10, respectively.

        Estimated amortization expense for the next five fiscal years is as follows:

Estimated amortization expense:
For year ended February 28, 2003	$634
For year ended February 29, 2004	$872
For year ended February 28, 2005	$872
For year ended February 28, 2006	$856
For year ended February 28, 2007	$839

        As required by SFAS 142, the results for the second quarter of fiscal 2002 have not been restated. A reconciliation of net income, as if SFAS 142 had been adopted in Fiscal 2002, is presented below for the three and six months ended August 31, 2002 and August 31, 2001.

	For the three months ended August 31,		For the six months ended August 31,
	2002	2001	2002	2001
Reported net income (loss)	$442	$510	$869	$(130)
Addback: goodwill amortization		120		245

Adjusted net income (loss)	$442	$630	$869	$115

Basic earnings per share:
Reported net income (loss)	$0.02	$0.02	$.04	$(.01)
Addback: goodwill amortization		0.01		.01

Adjusted net income (loss)	$0.02	$0.03	$.04	$.00

Diluted earnings per share:
Reported net income (loss)	$0.02	$0.02	$.03	$(.01)
Addback: goodwill amortization		0.01		$.01

Adjusted net income (loss)	$0.02	$0.03	$.03	$.00

        8.    CONTINGENCIES

  a.
  Contingent obligations:

            The Company is contingently liable on obligations owed by Tender Loving Care Health Care Services, Inc. ("TLCS") which total approximately $2.4 million as of August 31, 2002. In November 2001, TLCS was acquired by Med Diversified, Inc. The Company is indemnified by TLCS for any obligations arising out of these matters. As of October 2002, TLCS has represented that it is current on its payments for these obligations. Should TLCS be unable to satisfy the obligations, the Company may be required to satisfy these obligations.

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
(Amounts in Thousands, Except Where Indicated Otherwise, and for Per Share Amounts)

        The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements appearing in Item 1.

Results of Operations

        Total revenues increased by $418 or 1.1% for the three months ended August 31, 2002 to $39.0 million from $38.6 million for the three months ended August 31, 2001. For the six months ended August 31, 2002, total revenues increased by $2,657 or 3.6% to $76.7 million from $74.0 million for the six months ended August 31, 2001. The increase in sales for the three and six month periods is primarily from new locations opened during the most recent year.

        Service costs, which remained relatively consistent, were 76.5% and 77.1% of total revenues for the three months ended August 31, 2002 and 2001, respectively, and 76.3% and 77.0% for the six months ended August 31, 2002 and 2001, respectively. Service costs represent the direct costs of providing services to patients or clients, including wages, payroll taxes, travel costs, insurance costs, medical supplies and the cost of contracted services.

        General and administrative expenses were $7.3 and $7.5 million for the three months ended August 31, 2002 and 2001, and were $14.5 million and $14.7 million for the six months ended August 31, 2002 and 2001, respectively. General and administrative costs, expressed as a percentage of total revenues, were 18.8% and 19.5% for the three months ended August 31, 2002 and 2001, respectively, and was 18.9% and 19.9% for the six months ended August 31, 2002 and 2001, respectively. The reduction in general and administrative expenses as a percentage of sales can be attributed to the purchase by the Company of its largest licensee completed in January 2002, which eliminated their licensee payments. This reduction is offset by the increased expenditures for the Company's newly opened company operated locations.

        Interest expense,(net) increased to $766 from $434 for the three months ended August 31, 2002 versus 2001 and increased to $1,509 from $961 for the six months ended August 31, 2002 versus 2001, primarily due to increased debt incurred in connection with the Company's acquisition of previously licensed businesses.

        Prior to the fiscal year ended February 28, 2002, the Company had provided a valuation allowance for the full amount of its deferred tax assets because of the substantial uncertainties associated with the Company's ability to realize a deferred tax benefit. However, based on the Company's current and continued expected profitability, the deferred tax benefit has been recorded as of February 28, 2002. Effective with fiscal 2003, the Company recorded an income tax expense at its estimated effective tax rate of 41%.

Liquidity and Capital Resources

        Cash and cash equivalents decreased by $628 as of August 31, 2002 as compared to February 28, 2002 as a result of cash used in investing activities of $620, primarily for the purchase of fixed assets and acquisitions of businesses and cash used in financing activities $1,624, offset by cash provided by operations of $1,616.

        The Company has a financing facility ("Facility") with a lending institution for a $27.5 million, three year term, revolving loan. Under the Facility, the Company may borrow amounts up to 85% of the Company's eligible accounts receivable subject to a maximum of $27.5 million. Interest on borrowings under the Facility is at the annual rate of 4.05% over LIBOR in addition to a .5% annual fee for the unused portion of the total loan availability.

        In June 2002, the lending institution with which the Company has the secured facility, gave the Company up to $2 million of additional availability for acquisitions. The availability is based upon 5% of the Company's eligible accounts receivable. Repayment of this additional availability will result from a monthly reduction of .2% of the availability over two years.

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

Business Trends

        The Company had shown significant increases during the previous six month period ended August 31, 2001 in net sales, income from operations, net income and earnings per share. There are many factors which drove the improvement in operations. There is an acute shortage in the United States of registered nurses. A recent study published by the American Hospital Association states that the average age of a nurse is 45 years old and that less than 10% of all nurses are under the age of 30. This coupled with the dynamics of an aging population and increased government requirements for staffing at hospitals and nursing homes has created a substantial demand for our services. Traditional employers of nurses such as hospitals and nursing homes are responding to these challenges and shortages by becoming much more aggressive in their recruiting of qualified personnel. We believe that the competition for qualified personnel will increase in the near future from traditional employers and from our competitors, some of which have much greater funding and resources than us. Our expectation for the near future is for sales to continue to increase, but at a reduced rate than was experienced during Fiscal 2002, and continued profitability.

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

Attraction and Retention of Licensees and Employees

        Maintaining quality licensees, managers and branch administrators will play a significant part in the future success of the Company. The Company's professional nurses and other health care personnel are also key to the continued provision of quality care to the Company's patients. The possible inability to attract and retain qualified licensees, skilled management and sufficient numbers of credentialed health care professionals could adversely affect the Company's operations and quality of service.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rate Sensitivity: The Company's primary market risk exposure is interest rate risk. The Company's exposure to market risk for changes in interest rates relates to its debt obligations under its Facility described above. Under the Facility, the interest rate is 4.05% over LIBOR. At August 31, 2002, drawings on the Facility were $23.5 million. Assuming variable rate debt at August 31, 2002, a one point change in interest rates would impact annual net interest payments by $235 thousand. The Company does not use derivative financial instruments to manage interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

        a.    Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

        b.    There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS—See Note 8 in PART I.—ITEM 1.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(A)
The Company held its Annual Meeting of Shareholders on July 24, 2002.

(C)
The shareholders voted on the election of a director as follows:

Nominee	For	Withheld
Mr. Stephen Savitsky	12,223,903	101,971

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)
Exhibits

  Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)
Reports on Form 8-K

  None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 15, 2002	ATC HEALTHCARE, INC.
	By:	/s/ ALAN LEVY Alan Levy Senior Vice President, Finance Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Sarbanes-Oxley
Section 302(a) Certifications

I, David Savitsky, certify that:

  (1)
  I have reviewed this quarterly report on Form 10-Q of ATC Healthcare, Inc.;

  (2)
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  (3)
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  (4)
  The other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) for the registrant and have:

  (i)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (ii)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (iii)
  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  (5)
  The other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

  (i)
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (ii)
    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 15, 2002

/s/ DAVID SAVITSKY David Savitsky Chief Executive Officer and President

I, Alan Levy, certify that:

  (1)
  I have reviewed this quarterly report on Form 10-Q of ATC Healthcare, Inc.;

  (2)
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  (3)
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  (4)
  The other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) for the registrant and have:

  (i)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (ii)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (iii)
  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  (5)
  The other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

  (i)
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (ii)
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 15, 2002

/s/ ALAN LEVY Alan Levy Senior Vice President, Finance Chief Financial Officer and Treasurer

QuickLinks

ATC HEALTHCARE, INC. AND SUBSIDIARIES INDEX
  PART I. FINANCIAL INFORMATION
ATC HEALTHCARE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)
ATC HEALTHCARE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (In thousands, except per share data)
ATC HEALTHCARE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In thousands)
ATC HEALTHCARE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Amounts in Thousands, Except Where Indicated Otherwise, and for Per Share Amounts)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in Thousands, Except Where Indicated Otherwise, and for Per Share Amounts)
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS—See Note 8 in PART I.—ITEM 1.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES