Form 10-Q
period 2002-11-30
ATC HEALTHCARE INC /DE/
filed 2003-01-21
CIK 720480

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002, OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 0-11380

ATC HEALTHCARE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2650500 (I.R.S. Employer Identification No.)
1983 Marcus Avenue, Lake Success, New York (Address of principal executive offices)	11042 (Zip Code)

(516) 750-1600
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares of Class A Common Stock and Class B Common Stock outstanding on January 17, 2003 were 23,546,948 and 256,431 shares, respectively.

ATC HEALTHCARE, INC. AND SUBSIDIARIES

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets November 30, 2002 (unaudited) and February 28, 2002	3
	Condensed Consolidated Statements of Operations (unaudited) Three and nine months ended November 30, 2002 and 2001	4
	Condensed Consolidated Statements of Cash Flows (unaudited) Nine months ended November 30, 2002 and 2001	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6-12
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13-17
ITEM 3.	QUANTITATIVE AND QUALITATIVE DESCRIPTION OF MARKET RISK	18
ITEM 4.	CONTROLS AND PROCEDURES	18
PART II.	OTHER INFORMATION	19
ITEM 1.	LEGAL PROCEDINGS	19
ITEM 3.	DEFAULTS ON CERTAIN INDEBTEDNESS	19
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	19

PART I.    FINANCIAL INFORMATION

ATC HEALTHCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	November 30, 2002	February 28, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$885	$1,320
Accounts receivable, less allowance for doubtful accounts of $1,058 and $830, respectively	29,270	28,683
Deferred income taxes	479	479
Prepaid expenses and other current assets	1,577	373

Total current assets	32,211	30,855
Fixed assets, net	2,941	3,629
Intangibles, net of accumulated amortization of $744 and $346, respectively	8,000	1,318
Goodwill, net	31,870	36,984
Deferred income taxes	2,740	1,800
Other assets	1,072	743

Total assets	$78,834	$75,329

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,007	$981
Accrued expenses	6,541	6,439
Due under bank financing	25,329	—
Current portion of acquisition notes payable	5,797	4,512

Total current liabilities	38,674	11,932
Acquisition notes payable	27,099	26,430
Due under bank financing	—	23,600
Other liabilities	81	147

Total liabilities	65,854	62,109

Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock—Class A,$1.00 par value, authorized 10,000 shares, none issued	—	—
Class A Common Stock—$.01 par value; 50,000,000 shares authorized; 23,546,948 and 23,368,943 issued and outstanding at November 30, 2002 and February 28, 2002, respectively	234	233
Class B Common Stock—$.01 par value; 1,554,936 shares authorized; 256,431 and 262,854 issued and outstanding at November 30, 2002 and February 28, 2002, respectively	3	3
Additional paid-in capital	13,660	13,522
Retained earnings (accumulated deficit)	(917)	(538)

Total stockholders' equity	12,980	13,220

Total liabilities and stockholders' equity	$78,834	$75,329

See notes to condensed consolidated financial statements.

ATC HEALTHCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	November 30, 2002	November 30, 2001	November 30, 2002	November 30, 2001
	(unaudited)
REVENUES:
Service revenues	$38,282	$38,530	$114,961	$112,552

COSTS AND EXPENSES:
Service costs	29,291	29,410	87,826	86,435
General and administrative expenses	7,517	7,815	22,035	22,520
Depreciation and amortization	557	453	1,434	1,283

Total operating expenses	37,365	37,678	111,295	110,238

INCOME FROM OPERATIONS	917	852	3,666	2,314

INTEREST AND OTHER EXPENSES (INCOME):
Interest expense, net	735	418	2,244	1,379
Expense related to TLCS liability	2,293	—	2,293	—
Other expense (income), net	6	(300)	(229)	(574)

Total interest and other expenses	3,034	118	4,308	805

(LOSS) INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	(2,117)	734	(642)	1,509
INCOME TAX (BENEFIT) PROVISION	(868)	25	(263)	76

(LOSS) INCOME BEFORE EXTRAORDINARY ITEM	(1,249)	709	(379)	1,433
Extraordinary loss on early extinguishment of debt	—	—	—	(854)

NET (LOSS) INCOME	$(1,249)	$709	$(379)	$579

(LOSS) EARNINGS PER COMMON SHARE — BASIC:
(Loss) earnings from continuing operations	$(.05)	$.03	$(.02)	$.06
Extraordinary loss on early extinguishment of debt	—	—	—	(.04)

Net (loss) earnings	$(.05)	$.03	$(.02)	$.02

(LOSS) EARNINGS PER COMMON SHARE — DILUTED:
(Loss) earnings from continuing operations	$(.05)	$.03	$(.02)	$.06
Extraordinary loss on early extinguishment of debt	—	—	—	(.04)

Net (loss) earnings	$(.05)	$.03	$(.02)	$.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	23,792	23,632	23,748	23,632

Diluted	23,792	25,506	23,748	24,352

See notes to condensed consolidated financial statements

ATC HEALTHCARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended
	November 30, 2002	November 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(379)	$579
Adjustments to reconcile net (loss) income to net cash provided by (used in) operations:
Depreciation and amortization	1,590	1,283
Provision for doubtful accounts	228	400
Liability for TLCS obligation	2,293	—
Deferred taxes	(940)	—
Extraordinary loss on early extinguishment of credit facility	—	854
In kind interest	660	—
Accrued interest on acquisition notes payable
Changes in operating assets and liabilities:
Accounts receivable	(815)	(2,626)
Prepaid expenses and other current assets	(1,204)	(1,018)
Other assets	(489)	249
Accounts payable and accrued expenses	268	(3,470)
Other long-term liabilities	(10)	—

Net cash provided by (used in) operating activities	1,202	(3,749)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(339)	(374)
Acquisition of business	(627)	(329)
Cash received for repayment of notes receivable	33	—

Net cash used in investing activities	(933)	(703)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes and capital lease obligations	(2,572)	(389)
Issuance of common stock	139	—
Increase in borrowings due under credit facility	1,729	3,342

Net cash (used in) provided by financing activities	(704)	2,953

NET DECREASE IN CASH AND CASH EQUIVALENTS	(435)	(1,499)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,320	2,013

CASH AND CASH EQUIVALENTS, END OF PERIOD	$885	$514

Supplemental Data:
Interest paid	$1,603	$1,474

Income taxes paid	$54	$138

Notes used in acquisition	$1,376	$775

Cash utilized in acquisition	$628	$329

Net assets acquired:	$2,004	$1,104

See notes to condensed consolidated financial statements.

ATC HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in Thousands, Except Where Indicated Otherwise, and for Per Share Amounts)

1.    FINANCIAL STATEMENTS

        The accompanying condensed consolidated financial statements as of November 30, 2002 and for the three and nine months ended November 30, 2002 and 2001 are unaudited. In the opinion of management, all adjustments, consisting of only normal and recurring accruals necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented have been included. The condensed consolidated balance sheet as of February 28, 2002 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The accompanying condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of ATC Healthcare, Inc. (the "Company") for the year ended February 28, 2002. Certain prior period amounts have been reclassified to conform with the November 30, 2002 presentation.

        The results for the three and nine month periods ended November 30, 2002 are not necessarily indicative of the results for the full year ending February 28, 2003.

2.    EARNINGS PER SHARE

        Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding for the applicable period. Diluted earnings (loss) per share is computed using the weighted average number of common shares plus common equivalent shares outstanding, unless the inclusion of such common equivalent shares would be anti-dilutive. Earnings per share for the three and nine months ended November 30, 2001 include common stock equivalents of 1,874 and 720, respectively. For the three and nine months ended November 30, 2002, common stock equivalents would be antidilutive.

3.    PROVISION (BENEFIT) FOR INCOME TAXES

        Prior to the fiscal year ended February 28, 2002, the Company had provided a valuation allowance for the full amount of its deferred tax assets because of the substantial uncertainties associated with the Company's ability to realize a deferred tax benefit. However, based on the Company's continued expected profitability, the deferred tax benefit has been recorded as of February 28, 2002.

4.    DEBT

        In April 2001, the Company entered into a new $25 million secured facility (the "Facility") with a lending institution which expires in April 2004. The Company's previous credit facility was repaid in full concurrent with the closing of the Facility. In connection with the early retirement of its debt, the Company wrote-off the unamortized balance of deferred financing fees and recorded an extraordinary charge of $854 in the quarter ended May 31, 2001.

        The Company may borrow up to 85% of the Company's eligible accounts receivable. Interest accrues at a rate per annum of 4.05% over LIBOR. There is also a .5% annual fee for the unused portion of the total loan availability. During October 2001, the Company's Facility agreement was amended to increase the revolving credit line to $27.5 million. The Facility agreement contains various financial and other covenants and conditions, including but not limited to the following: debt service coverage, interest coverage, net worth, tangible net worth, current ratio and accounts receivable turnover.

        In November 2002, the lending institution with which the Company has the secured facility, increased the revolving credit line to $35 million and provided for an additional term loan facility totaling $5 million. Interest accrues at a rate of 3.95% over LIBOR on the revolving credit line and 6.37% over LIBOR on the term loan facility. The Facility expires in November 2005. The term loan facility is for acquisitions and capital expenditures. Repayment of this additional term facility will be on a 36 month straight line amortization.

        The Company is in technical default of certain Facility covenants as of November 30, 2002 including ratio requirements of debt service coverage, net worth, EBITDA (earnings before income taxes, depreciation and amortization) and debt to tangible net worth. The lending institution has not called a formal default on the Company. The Company and lending institution are in discussions to resolve the matter. Until such time of resolution, the debt has been classified as a current liability.

5.    RECENT ACQUISITIONS

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

        The purchase price is evidenced by two series of promissory notes issued to each of the four owners of DSS and DSI. The first series of notes (the "First Series"), in the aggregate principal amount of $12,975, bears interest at 5% per annum and is payable in 36 consecutive equal monthly installments of principal, together with interest thereon, with the first installment having become due on March 1, 2002. The second series of notes (the "Second Series"), in the aggregate principal amount of $17,220, bears interest at the rate of 5% per annum and is payable as follows: $11 million, together with interest thereon, on April 30, 2005 (or earlier if certain capital events occur prior to such date) and the balance in 60 consecutive equal monthly installments of principal, together with interest thereon, with the first installment becoming due on April 30, 2005. If the contingent purchase price adjustment is triggered on April 30, 2005, the then aggregate principal balance of the Second Series shall be increased by such contingent purchase price. Payment of both the First Series and the Second Series is collateralized by a second lien on the assets of the acquired licensees.

        DSI and DSS were paid gross licensee fees of approximately $2,101 and $5,866 for the three and nine months ended November 30, 2001. The terms and conditions of the franchise agreement between the Company, DSI and DSS were substantially similar to those of other licensees of the Company.

        In June 2002, the Company bought out a management contract with a company ("Travel Company") who was managing its travel nurse division. The conversion of the business was completed in October 2002, and the Company is now directly controlling its travel nurse division. The purchase price of $620 is payable over two years beginning in December 2002. The Travel Company had received payments from the Company of $107 and $374 for the month ended September 30, 2002 and three months ended November 30, 2001, respectively, , and $702 and $1,026 for the seven months ended September 30, 2002 and nine months ended November 30, 2001, respectively, for its management of the travel nurse division. The Company is amortizing the cost over the five years that were remaining on the management contract.

        In June 2002, the Company purchased substantially all of the assets and operations of Staff One Healthcare, which provides temporary medical staffing services to clients in Tucson, Arizona and Las Vegas, Nevada. The purchase price was $500; $300 of which was paid at closing, and the remaining $200 of which is payable in 8 quarterly installments beginning October 1, 2002.

        In June 2002, the Company purchased substantially all of the assets and operations of Staff Relief, which provides temporary medical staffing services to clients in Stratford, Connecticut. The purchase price was $109; $65 of which was paid at closing, and the remaining $44 of which was paid in November 2002.

        In October 2002, the Company purchased substantially all of the assets and operations of All Nursing, which provides temporary medical staffing services to clients in Houston, Texas. The purchase price was $200; $120 of which was paid at closing, and the remaining $80 of which is payable in 6 quarterly installments beginning November 2002.

        In October 2002, the Company purchased substantially all of the assets and operations of Accessible Staffing, which provides temporary medical staffing services to clients in Milwaukee, Wisconsin. The purchase price was $340; 6% interest only payments from January 2003 through January 2004 and equal monthly payments of principal and interest for 36 months commencing February 2004.

        In November 2002, the Company purchased substantially all of the assets and operations of Nurses, Inc., which provides temporary medical staffing services to clients in Portland, Oregon. The purchase price was $75; $30 of which was paid at closing, and the remaining $45 of which is payable in 3 monthly payments of $15 commencing December 2002.

        During the period of June through September 2002, the Company purchased substantially all the assets and operations of two companies for an aggregate total of $28 which was paid in cash.

6.    REVENUE RECOGNITION

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

        The Company pays a monthly distribution or commission to its domestic licensees based on a defined formula of gross profit generated. Generally, the Company pays a licensee approximately 55% (60% for certain licensees who have longer relationships with the Company). There is no payment to the licensees based solely on revenues. For the three months ended November 30, 2002 and 2001, total licensee distributions were approximately $2,300 and $4,828, respectively, and for the nine months ended November 30, 2002 and 2001, total licensee distributions were approximately $7,136 and $13,795, respectively, and are included in the general and administrative expenses.

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

        Revenues generated from the sales of licensees and initial licensee fees are recognized upon signing of the licensee agreement, if collectibility of such amounts is reasonably assured, since the Company has performed substantially all of its obligations under its licensee agreements by such date. Included in revenues for the three months ended November 30, 2002 and 2001 is $20 and $0, respectively, and for the nine months ended November 30, 2002 and 2001 is $1,249 and $195, respectively.

7.    INTANGIBLE ASSETS

        On March 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Intangible Assets" (SFAS 142). SFAS 142 includes requirements to annually test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, the Company no longer amortizes goodwill and indefinite lived intangibles, thereby eliminating an annual amortization charge of approximately $500, which is not deductible for tax purposes. The carrying amount of acquired intangible assets as of November 30, 2002 and February 28, 2002 is as follows:

	November 30, 2002		February 28, 2002
	Gross carrying amount	Accumulated Amortization	Gross carrying amount	Accumulated Amortization	Amortization Period
Goodwill	$34,594	$2,724	$39,708	$2,724	none
Customer lists	6,400	320	—	—	10
Covenants not to complete	900	187	800	124	3 - 10
Other intangibles	1,444	237	864	222	5 - 10

	$43,338	$3,468	$41,372	$3,070

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

        Estimated amortization expense for the next five fiscal years is as follows:

Estimated amortization expense:
For year ended February 28, 2003	$623
For year ended February 29, 2004	$877
For year ended February 28, 2005	$877
For year ended February 28, 2006	$864
For year ended February 28, 2007	$844

        As required by SFAS 142, the results for the third quarter of fiscal 2002 have not been restated. A reconciliation of net income, as if SFAS 142 had been adopted in Fiscal 2002, is presented below for the three and nine months ended November 30, 2002 and November 30, 2001.

	For the three months ended November 30,		For the nine months ended November 30,
	2002	2001	2002	2001
Reported net income (loss)	$(1,249)	$709	$(379)	$579
Addback: goodwill amortization		114		342

Adjusted net income (loss)	$(1,249)	$823	$(379)	$921

Basic earnings per share:
Reported net (loss)income	$(.05)	$.03	$(.02)	$.02
Addback: goodwill amortization		.00		.01

Adjusted net (loss) income	$(.05)	$.03	$(.02)	$.03

Diluted earnings per share:
Reported net (loss) income	$(.05)	$.03	$(.02)	$.02
Addback: goodwill amortization		.00		.01

Adjusted net (loss) income	$(.05)	$.03	$(.02)	$.03

8.    CONTINGENCIES

        a.    Litigation:

        The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of business. Management believes the disposition of the lawsuits will not have a material effect on its financial position, results of operations or cash flows.

9.    EXPENSE RELATED TO TLCS LIABILITY

        The Company has been contingently liable on $2.3 million of obligations owed by Tender Loving Care Health Care Services, Inc ("TLCS") which is payable over eight years. The Company is indemnified by TLCS for any obligations arising out of these matters. On November 8, 2002, TLCS filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. As a result, the Company has recorded a provision of $2.3 million representing the balance outstanding on the related TLCS obligations. The Company has not received any demands for payment with respect to these obligations. The next payment is due in September 2003. The Company believes that it has certain defenses which could reduce or eliminate its recorded liability in this matter.

10.    RECENT ACCOUNTING PRONOUNCEMENTS

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

        In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 "Rescission of FAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002". This Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after December 31, 2002. The Company does not anticipate that the adoption of SFAS No. 145 will have a material impact on the consolidated financial statements.

        In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for fiscal years beginning after December 31, 2002. The Company does not anticipate that the adoption of SFAS No. 146 will have a material impact on the consolidated financial statements.

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

Results of Operations

        Total revenues decreased by $248 or 1.0% for the three months ended November 30, 2002 to $38.3 million from $38.5 million for the three months ended November 30, 2001. For the nine months ended November 30, 2002, total revenues increased by $2,409 or 2.1% to $115.0 million from $112.6 million for the nine months ended November 30, 2001. The Company has faced increasing competition, which has put pressure on recruitment of nursing professionals.

        Service costs, which remained relatively consistent, were 76.5% and 76.3% of total revenues for the three months ended November 30, 2002 and 2001, respectively, and 76.4% and 76.8% for the nine months ended November 30, 2002 and 2001, respectively. Service costs represent the direct costs of providing services to patients or clients, including wages, payroll taxes, travel costs, insurance costs, medical supplies and the cost of contracted services.

        General and administrative expenses were $7.5 and $7.8 million for the three months ended November 30, 2002 and 2001, respectively and were $22.0 million and $22.5 million for the nine months ended November 30, 2002 and 2001, respectively. General and administrative costs, expressed as a percentage of total revenues, were 19.6% and 20.3% for the three months ended November 30, 2002 and 2001, respectively, and were 19.2% and 20.0% for the nine months ended November 30, 2002 and 2001, respectively. The reduction in general and administrative expenses as a percentage of sales can be attributed to the purchase by the Company of its largest licensee completed in January 2002, which eliminated their licensee payments. This reduction is offset by the increased expenditures for the Company's newly opened company operated locations.

        Interest expense,(net) increased to $735 for the three months ended November 30, 2002 from $418 for the comparable period in 2001 and increased to $2,244 for the nine months ended November 30, 2002 from $1,379 for the comparable period in 2001, primarily due to increased debt incurred in connection with the Company's acquisition of previously licensed businesses.

        The Company has been contingently liable on $2.3 million of obligations owed by Tender Loving Care Health Care Services, Inc ("TLCS") which is payable over eight years. The Company is indemnified by TLCS for any obligations arising out of these matters. On November 8, 2002, TLCS filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. As a result, the Company has recorded a provision of $2.3 million representing the balance outstanding on the related TLCS obligations. The Company has not received any demands for payment with respect to these obligations. The next payment is due in September 2003. The Company believes that it has certain defenses which could reduce or eliminate its recorded liability in this matter.

        Prior to the fiscal year ended February 28, 2002, the Company had provided a valuation allowance for the full amount of its deferred tax assets because of the substantial uncertainties associated with the Company's ability to realize a deferred tax benefit. However, based on the Company's continued expected profitability, the deferred tax benefit has been recorded as of February 28, 2002. Effective with fiscal 2003, the Company recorded an income tax expense at its estimated effective tax rate of 41%.

Liquidity and Capital Resources

        Cash and cash equivalents decreased by $435 as of November 30, 2002 as compared to February 28, 2002 as a result of cash used in investing activities of $933, primarily for the purchase of fixed assets and acquisitions of businesses and cash used in financing activities of $704, offset by cash provided by operations of $1,202.

        The Company has a financing facility ("Facility") with a lending institution for a $35 million, three year term, revolving credit line. Under the Facility, the Company may borrow amounts up to 85% of the Company's eligible accounts receivable. Interest on borrowings under the Facility is at the annual rate of 3.95% over LIBOR. There is in addition a term loan facility totaling $5 million. The facility expires in November 2005. The term loan facility is for acquisitions and capital expenditures. Repayment of this additional facility will be on a 36 month straight line amortization.

        The Company is in technical default of certain Facility covenants as of November 30, 2002 including ratio requirements of debt service coverage, net worth, EBITDA ("earnings before income taxes, depreciation and amortization), current ratio and debt to tangible net worth. The lending institution has not called a formal default on the Company. The Company and lending institution are in discussions to resolve the matter. Until such time of resolution, the debt has been classified as a current liability.

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

Business Trends

        The Company recently has experienced decreases in sales levels. There is increased competition in the medical staffing field, both from staffing companies which up to recently have not staffed in the medical staffing arena, but because of recent upward trends have moved into medical staffing, and the hospitals and nursing homes which have increased their recruiting efforts. We believe that the temporary healthcare staffing industry is strong and that with increased recruiting activities, we will be able grow our operations. There is an acute shortage in the United States of registered nurses. A recent study published by the American Hospital Association states that the average age of a nurse is 45 years old and that less than 10% of all nurses are under the age of 30. This coupled with the dynamics of an aging population and increased government requirements for staffing at hospitals and nursing homes has created a substantial demand for our services. Traditional employers of nurses such as hospitals and nursing homes are responding to these challenges and shortages by becoming much more aggressive in their recruiting of qualified personnel. We believe that the competition for qualified personnel will increase in the near future from traditional employers and from our competitors, some of which have much greater funding and resources than us. Our expectation for the near future is for sales to remain at their current level and for moderate growth to start in the next upcoming quarter.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rate Sensitivity: The Company's primary market risk exposure is interest rate risk. The Company's exposure to market risk for changes in interest rates relates to its debt obligations under its Facility described above. Under the Facility, the interest rate is 4.05% over LIBOR. At November 30, 2002, drawings on the Facility were $25.3 million. Assuming variable rate debt at November 30, 2002, a one point change in interest rates would impact annual net interest payments by $253 thousand. The Company does not use derivative financial instruments to manage interest rate risk. See Part I, Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

ITEM 4.    CONTROLS AND PROCEDURES

        a.    Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

        b.    There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS—See Note 8 in PART I.—ITEM 1.

ITEM 3.    DEFAULTS ON CERTAIN INDEBTEDNESS

        The Company is in technical default of certain Facility covenants as of November 30, 2002 including ratio requirements of debt service coverage, net worth, EBITDA ("earnings before income taxes, depreciation and amortization), current ratio and debt to tangible net worth. The lending institution has not called a formal default on the Company. The Company and lending institution are in discussions to resolve the matter.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(A)
Exhibits

  Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)
Reports on Form 8-K

  None

10.3
Amended and Restated Loan and Security Agreement, dated as of November 7, 2002, between the Company Healthcare Finance Group

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 21, 2003	ATC HEALTHCARE, INC.
	By:	/s/ ALAN LEVY Alan Levy Senior Vice President, Finance Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

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

  (4)
  The other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) for the registrant and we have:

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
  (5)
  The other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

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
  (6)
  The other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: January 21, 2003
/s/ DAVID SAVITSKY David Savitsky Chief Executive Officer

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

  (4)
  The other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) for the registrant and we have:

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
  (5)
  The other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

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
  (6)
  The other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: January 21, 2003
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
  ITEM 3. DEFAULTS ON CERTAIN INDEBTEDNESS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES