Form 10-K
period 2003-02-28
ATC HEALTHCARE INC /DE/
filed 2003-06-13
CIK 720480

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended February 28, 2003.

                                       OR

|_| TRANSITION REPORT SUBJECT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from ________________ to _____________________

                         Commission File Number: 0-11380

                              ATC HEALTHCARE, INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                  11-2650500
---------------------------------------     ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)
      1983 Marcus Avenue, Lake Success, NY                 11042
------------------------------------------- ------------------------------------
    (Address of Principal executive offices)             (Zip Code)

          Registrant's telephone number, including area code:    (516) 750-1600
                                                              ------------------


                                                           Name of Exchange
                                Title of Each Class        on Which Registered
                                ----------------------   -----------------------
Securities registered pursuant
 to Section 12 (b) of the Act:  Class A Common Stock,    American Stock Exchange
                                 $.01 par value
                                Class B Common Stock,    American Stock Exchange
                                 $.01 par value

Securities registered pursuant
 to Section 12 (g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                               Yes |X|              No |_|
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _x__

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Securities Exchange Act of 1934.
                               Yes |_|              No |X|

As of August 30, 2002, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $20,641,386 based on a closing sale price of $1.09 per share. The number of shares of Class A Common Stock and Class B Common Stock outstanding on June 6, 2003 was 23,615,706 and 256,191 shares, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III is included in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders 2003, which information is incorporated herein by reference. All references to "we", "us," "our," or "ATC" in this Report on Form 10-K means ATC Healthcare, Inc.


Part I.
-------

ITEM 1.     Business
            --------

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

Spin-Off Transaction

On March 22, 1999, the Company's Board of Directors approved a plan to separate its home health care business from its supplemental staffing business and to create a separate, publicly-traded company engaged exclusively in providing home health care services. To accomplish this separation of its businesses, the Company's Board of Directors established a new, wholly-owned subsidiary, Tender Loving Care Healthcare Services, Inc. ("TLCS"), which acquired 100% of the outstanding capital stock of the Company's subsidiaries engaged in the home health care business. The spin-off was effected on October 20, 1999 through a pro rata distribution to the Company's stockholders of all the shares of common stock of TLCS owned by the Company (the "Distribution"). The Distribution was made by issuing one share of TLCS common stock for every two shares of the Company's common stock outstanding on October 12, 1999 (the "Record Date"). Based upon the 23,619,388 shares of the Company's common stock outstanding on the Record Date, 11,809,694 shares of TLCS common stock were distributed to holders of the Company's common stock after the spin-off. The Company's medical supplemental staffing business remained with the Company after the spin-off.

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

In January, 2002, the Company purchased substantially all of the assets of Direct Staffing, Inc. ("DSI"), a licensee of the Company serving the territory consisting of Westchester County, New York and Northern New Jersey, and DSS Staffing Corp. ("DSS"), a licensee of the Company serving New York City and Long Island, New York, for a purchase price of $30,195,000. These two licensees were owned by an unrelated third party and by a son and two sons-in-law of the Company's Chairman of the Board of Directors, who have received in the aggregate 60% of the proceeds of the sale. The Company will be required to pay additional contingent consideration equal to the amount by which (a) the product of (i) Annualized Net Revenues (as defined in the purchase agreement) for the period and (ii) 5.25 exceeds (b) $17,220,000, but if and only if such calculation exceeds $20 million.

In June 2002, the Company bought out a management contract with a company ("Travel Company") which was managing its travel nurse division. The conversion of the business was completed in October 2002, and the Company now directly manages its travel nurse division. The purchase price of $620,000 is payable over two years beginning in December 2002. The Travel Company had received payments from the Company of $702,000 and $1,362,000 for fiscal years ended February 28, 2003 and 2002, respectively, for its management of the travel nurse division. The Company is amortizing the cost over the five years that were remaining on the management contract.

In June 2002, the Company purchased substantially all of the assets and operations of Staff One Healthcare, which provides temporary medical staffing services to clients in Tucson, Arizona and Las Vegas, Nevada. The purchase price was $500,000; $300,000 of which was paid at closing, and the remaining $200,000 of which is payable in 8 quarterly installments beginning October 1, 2002.

In June 2002, the Company purchased substantially all of the assets and operations of Staff Relief, which provides temporary medical staffing services to clients in Stratford, Connecticut. The purchase price was $109,000; $65,000 of which was paid at closing, and the remaining $44,000 of which was paid in November 2002.

In October 2002, the Company purchased substantially all of the assets and operations of All Nursing, which provides temporary medical staffing services to clients in Houston, Texas. The purchase price was $200,000; $120,000 of which was paid at closing, and the remaining $80,000 of which is payable in 6 quarterly installments beginning November 2002.

In October 2002, the Company purchased substantially all of the assets and operations of Accessible Staffing, which provides temporary medical staffing services to clients in Milwaukee, Wisconsin. The purchase price was $340,000, together with interest on the unpaid amount at the rate of 6% per annum which is paid as follows; interest only payments from January 2003 through January 2004 and equal monthly payments of principal and interest for 36 months commencing February 2004.

In November 2002, the Company purchased substantially all of the assets and operations of Nurses, Inc., which provides temporary medical staffing services to clients in Portland, Oregon. The purchase price was $75,000; $30,000 of which was paid at closing, and the remaining $45,000 of which is payable in 3 monthly payments of $15,000 commencing December 2002.


On February 28, 2003, the Company purchased from CMS Capital Ventures all the assets relating to their office locations in Dallas/Fort Worth, Texas and Atlanta, Georgia which provide temporary medical staffing services. The purchase price was $1,000,000 which was paid at closing.

Operations

The Company provides supplemental staffing to health care facilities through its network of 67 offices in 26 states, of which 39 are operated by 20 licensees and 28 are owned and operated by the Company. The Company offers its clients qualified health care associates in over 60 job categories ranging from the highest level of specialty nurse, including critical care, neonatal and labor and delivery, to medical administrative staff, including third party billers, administrative assistants, claims processors, collection personnel and medical records clerks. The nurses provided to clients include registered nurses, licensed practical nurses and certified nursing assistants. Other services include allied health staffing which includes mental health technicians, a variety of therapists (including speech, occupational and physical), radiology technicians and phlebotomists.

Clients rely on the Company to provide a flexible labor force to meet fluctuations in census and business and to help clients acquire health care associates with specifically needed skills. The Company's medical staffing professionals also fill in for absent employees and enhance a client's core staff with temporary workers during peak seasons.

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


The Company has contracted with a number of management entities for the recruitment of foreign nurses. The management entities must arrange for the nurses' and therapists' immigration and licensing certifications so that they can be employed in the United States.


ATC has expanded its client base to include nursing homes, physician practice management groups, managed care facilities, insurance companies, surgery centers, community health centers and schools. By diversifying its client list, the Company believes it lessens the risk that regulatory or industry sector shifts in staffing usage will materially affect the Company's staffing revenues.

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

For fiscal 2003, 2002, and 2001, total staffing licensee distributions were approximately $9.1 million, $16.9 million, and $14.4 million, respectively.

Two of the Company's largest licensees, Direct Staffing, Inc. and DSS Staffing Corp., were owned by one unrelated third party and by a son and two sons-in-law of the Chairman of the Board of Directors of the Company. Such licensees were paid gross licensee fees of approximately $6,527,000 and $5,263,000 in fiscal 2002 and 2001, respectively. As previously noted, these entities were acquired by the Company in January 2002.

Personnel, Recruiting and Training

The Company employs approximately 15,000 individuals who render staffing services and approximately 194 full time administrative and management personnel. Approximately 122 of these administrative employees are located at the branch offices and 72 are located at the administrative office in Lake Success, New York.

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

It is essential to recruit and retain a qualified staff of staffing associates who are available to be placed on assignment as needed. Besides advertising in the local classifieds, utilizing local office web sites and participating in local and regional job fairs, the Company offers a variety of benefit programs to assist in recruiting high quality medical staffing professionals. This package provides employees access to medical, dental, life and disability insurance, a 401(k) plan, opportunities for Continuing Education Credits, partnerships with various vendors for discount programs (e.g. uniforms, vacations and cruises, credit cards, appliances and cars), recognition programs and referral bonus programs. In addition, the Company provides its licensees a full-service human resources department to support the offices with policies and procedures as well as to assist with the day-to-day issues of the field staff.

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

Service Marks

The Company believes that its service trademark and the ATC* logo have significant value and are important to the marketing of its supplemental staffing services. These marks are registered with the United States Patent and Trademark Office. The ATC* trademark will remain in effect through January 9, 2010 for use with nursing care services and healthcare services. These marks are each renewable for an additional ten-year period, provided the Company continues to use them in the ordinary course of business.

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

Professional Licensure and Corporate Practice

Nurses and other healthcare professionals employed by us are required to be individually licensed or certified under applicable state law. In addition, the healthcare professionals that we staff frequently are required to have been certified to provide certain medical care, such as CPR and anesthesiology, depending on the positions in which they are placed. Our comprehensive compliance program is designed to ensure that our employees possess all necessary licenses and certifications, and we believe that our employees, including nurses and therapists, have obtained the necessary licenses and certification required to comply with all such applicable state laws.

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


Risk Factors

Currently We Are Unable to Recruit Enough Nurses to Meet Our Clients' Demands for our Nurse Staffing Services, Limiting the Potential Growth of Our Staffing Business

We rely significantly on our ability to attract, develop and retain nurses and other healthcare personnel who possess the skills, experience and, as required, licenses necessary to meet the specified requirements of our healthcare staffing clients. We compete for healthcare staffing personnel with other temporary healthcare staffing companies, as well as actual and potential clients, some of which seek to fill positions with either regular or temporary employees. Currently, there is a shortage of qualified nurses in most areas of the United States and competition for nursing personnel is increasing. At this time we do not have enough nurses to meet our clients' demands for our nurse staffing services. This shortage of nurses limits our ability to grow our staffing business. Furthermore, we believe that the aging of the existing nurse population and declining enrollments in nursing schools will further exacerbate the existing nurse shortage. In addition, in the aftermath of the terrorist attacks on New York and Washington, we experienced a temporary interruption of normal business activity. Similar events in the future could result in additional temporary or longer-term interruptions of our normal business activity, which would adversely affect our financial results.

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


We operate in a highly competitive market and our success depends on our ability to remain competitive in obtaining and retaining hospital and healthcare facility clients and temporary healthcare professionals.

The temporary medical staffing business is highly competitive. We compete in national, regional and local markets with full-service staffing companies and with specialized temporary staffing agencies. Some of these companies may have greater marketing and financial resources than we do. Competition for hospital and healthcare facility clients and temporary healthcare professionals may increase in the future and, as a result, we may not be able to remain competitive. To the extent competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues or hospital and healthcare facility clients and our margins could decline, which could seriously harm our operating results and cause the price of our stock to decline. In addition, the development of alternative recruitment channels could lead our hospital and healthcare facility clients to bypass our services, which would also cause our revenues and margins to decline.

Our business depends upon our continued ability to secure and fill new orders from our hospital and healthcare facility clients, because we do not have long-term agreements or exclusive contracts with them.

We do not have long-term agreements or exclusive guaranteed order contracts with our hospital and healthcare facility clients. The success of our business depends upon our ability to continually secure new orders from hospitals and other healthcare facilities and to fill those orders with our temporary healthcare professionals. Our hospital and healthcare facility clients are free to place orders with our competitors and may choose to use temporary healthcare professionals that our competitors offer them. Therefore, we must maintain positive relationships with our hospital and healthcare facility clients. If we fail to maintain positive relationships with our hospital and healthcare facility clients, we may be unable to generate new temporary healthcare professional orders and our business may be adversely affected.


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

Healthcare reform could negatively impact our business opportunities, revenues and margins.

The U.S. government has undertaken efforts to control increasing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and drug companies. In the recent past, the U.S. Congress has considered several comprehensive healthcare reform proposals. The proposals were generally intended to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures. While the U.S. Congress did not adopt any comprehensive reform proposals, members of Congress may raise similar proposals in the future. If any of these proposals are approved, hospitals and other healthcare facilities may react by spending less on healthcare staffing, including nurses. If this were to occur, we would have fewer business opportunities, which could seriously harm our business.

State governments have also attempted to control increasing healthcare costs. For example, the state of Massachusetts has recently implemented a regulation that limits the hourly rate payable to temporary nursing agencies for registered nurses, licensed practical nurses and certified nurses' aides. The state of Minnesota has also implemented a statute that limits the amount that nursing agencies may charge nursing homes. Other states have also proposed legislation that would limit the amounts that temporary staffing companies may charge. Any such current or proposed laws could seriously harm our business, revenues and margins.

Furthermore, third party payors, such as health maintenance organizations, increasingly challenge the prices charged for medical care. Failure by hospitals and other healthcare facilities to obtain full reimbursement from those third party payors could reduce the demand or the price paid for our staffing services.


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

We may be legally liable for damages resulting from our hospital and healthcare facility clients' mistreatment of our healthcare personnel.


Because we are in the business of placing our temporary healthcare professionals in the workplaces of other companies, we are subject to possible claims by our temporary healthcare professionals alleging discrimination, sexual harassment, negligence and other similar activities by our hospital and healthcare facility clients. The cost of defending such claims, even if groundless, could be substantial and the associated negative publicity could adversely affect our ability to attract and retain qualified healthcare professionals in the future.


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

We May Face Difficulties Integrating Our Acquisitions Into Our Operations and Our Acquisitions May be Unsuccessful, Involve Significant Cash Expenditures or Expose Us to Unforeseen Liabilities

We continually evaluate opportunities to acquire healthcare staffing companies and other human capital management services companies that complement or enhance our business. From time to time, we engage in strategic acquisitions of such companies or their assets.

These acquisitions involve numerous risks, including:

     -    potential loss of key employees or clients of acquired companies;

     - difficulties integrating acquired personnel and distinct cultures into our business;

     - difficulties integrating acquired companies into our operating, financial planning and financial reporting systems;

     -    diversion of management attention from existing operations; and

     - assumption of liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for their failure to comply with healthcare regulations.

These acquisitions may also involve significant cash expenditures, debt incurrence and integration expenses that could have a material adverse effect on our financial condition and results of operations. Any acquisition may ultimately have a negative impact on our business and financial condition.

Significant Legal Actions Could Subject Us to Substantial Uninsured Liabilities

In recent years, healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large claims and significant defense costs. In addition, we may be subject to claims related to torts or crimes committed by our employees or temporary staffing personnel. In some instances, we are required to indemnify clients against some or all of these risks. A failure of any of our employees or personnel to observe our policies and guidelines intended to reduce these risks, relevant client policies and guidelines or applicable federal, state or local laws, rules and regulations could result in negative publicity, payment of fines or other damages. To protect ourselves from the cost of these claims, we maintain professional malpractice liability insurance and general liability insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. If we are unable to maintain adequate insurance coverage, we may be exposed to substantial liabilities, which could adversely affect our financial results.

If Our Insurance Costs Increase Significantly, These Incremental Costs Could Negatively Affect Our Financial Results


The costs related to obtaining and maintaining workers compensation, professional and general liability insurance and health insurance for healthcare providers has been increasing. If the cost of carrying this insurance continues to increase significantly, we will recognize an associated increase in costs which may negatively affect our margins. This could have an adverse impact on our financial condition and the price of our common stock.


If We Become Subject to Material Liabilities Under Our Self-Insured Programs or Certain Contingent Liabilities, Our Financial Results May Be Adversely Affected

We provide workers compensation coverage through a program that is partially self-insured. If we become subject to substantial uninsured workers compensation liabilities, our financial results may be adversely affected.


We have a substantial amount of goodwill on our balance sheet. A substantial impairment of our goodwill may have the effect of decreasing our earnings or increasing our losses.

As of February 28, 2003, we had $33.4 million of unamortized goodwill on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At February 28, 2003, goodwill represented 42% of our total assets.

Historically, we amortized goodwill on a straight-line basis over the estimated period of future benefit of up to 25 years. In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 requires that, subsequent to January 1, 2002, goodwill not be amortized but rather that it be reviewed annually for impairment. In the event impairment is identified, a charge to earnings would be recorded. We have adopted the provisions of SFAS No. 141 and SFAS No. 142 as of March 1, 2002. Although it does not affect our cash flow, an impairment charge to earnings has the effect of decreasing our earnings. If we are required to take a charge to earnings for goodwill impairment, our stock price could be adversely affected.

Demand for medical staffing services is significantly affected by the general level of economic activity and unemployment in the United States.

When economic activity increases, temporary employees are often added before full-time employees are hired. However, as economic activity slows, many companies, including our hospital and healthcare facility clients, reduce their use of temporary employees before laying off full-time employees. In addition, we may experience more competitive pricing pressure during periods of economic downturn. Therefore, any significant economic downturn could have a material adverse impact on our condition and results of operations.


Business Conditions

Our business is dependent on the Company continuing to establish and maintain close working relationships with physicians and physician groups, managed care organizations, hospitals, clinics, nursing homes, social service agencies and other health care providers. There can be no assurance that the Company will continue to establish or maintain such relationships. The Company expects additional competition will develop in future periods given the increasing market demand for the type of services offered.

Attraction and Retention of Licensees and Employees

Maintaining quality licensees, managers and branch administrators will play a significant part in the future success of the Company. The Company's professional nurses and other health care personnel are also key to the continued provision of quality care to patients of the Company's customers. The possible inability to attract and retain qualified licensees, skilled management and sufficient numbers of credentialed health care professional and para-professionals and information technology personnel could adversely affect the Company's operations and quality of service. Also, because the travel nurse program is dependent upon the attraction of skilled nurses from overseas, such program could be adversely affected by immigration restrictions limiting the number of such skilled personnel who may enter and remain in the United States.

ITEM 2.           PROPERTIES
                  ----------

The Company's business leases its administrative facilities in Lake Success, New York. The Lake Success office lease for approximately 13,770 square feet of office space expires in December 2007 and provides for a current annual rent of $346,047 and is subject to a 3.5% annual escalation. The Company believes that its administrative facilities are sufficient for its needs and that it will be able to obtain additional space as needed.


The Company's licensees lease substantially all of their locations from landlords unaffiliated with the Company or any of its executive officers or directors. There are currently 67 staffing offices including 28 operated by the Company and 39 licensee staffing offices operated by 20 licensees. The licensee offices are owned by licensees or are leased by the licensee from third-party landlords. The Company believes that it will be able to renew or find adequate replacement offices for all leases which are scheduled to expire within the next twelve months at comparable costs.

ITEM 3.              LEGAL PROCEEDINGS
                     -----------------

The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of business. Management and legal counsel periodically review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred, and the availability and the extent of insurance coverage and established reserves. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on these reviews and the disposition of the lawsuits, these matters will not have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

Not applicable.

PART II.
ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
           --------------------------------------------------------------------

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

The following table sets forth, the high and low sale prices for the Class A Common Stock for each quarter during the fiscal year ended February 28, 2003, as reported by the American Stock Exchange and the high and low bid information for the Class A Common Stock for each quarter during the fiscal year ended February 28, 2002, as quoted on the Over-the-Counter Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                High              Low
Fiscal Year Ended February 28, 2002

1st quarter ended May 31, 2001                 $0.75            $0.26
2nd quarter ended August 31, 2001               0.99             0.56
3rd quarter ended November 30, 2001             1.33             0.55
4th quarter ended February 28, 2002             2.43             1.17

Fiscal Year Ended February 28, 2003

1st quarter ended May 31, 2002                 $2.74            $2.00
2nd quarter ended August 31, 2002               2.42             0.70
3rd quarter ended November 30, 2002             1.11             0.80
4th quarter ended February 28, 2003             1.10             0.54
----------------------------------------------------------------------

There is no established public trading market for the Company's Class B Common Stock, which has ten votes per share and upon transfer is convertible automatically into one share of Class A Common Stock, which has one vote per share.

(B)        Holders

As of June 6, 2003, there were approximately 263 holders of record of Class A Common Stock (including brokerage firms holding stock in "street name" and other nominees) and 380 holders of record of Class B Common Stock.

(C)        Dividends

The Company has never paid any dividends on its shares of Class A and Class B Common Stock. The Company does not expect to pay any dividends for the foreseeable future as all earnings will be retained for use in its business.


(D) Securities Authorized for Issuance Under Equity Compensation Plans


     Plan Category     Number of Securities to     Weighted-average exercise     Number of Securities remaining
                        be issued upon exercise      price of outstanding       available for future issuance under
                        of outstanding options,             options,                equity compensation plans
                        warrants and rights (a)       warrants and rights       (excluding securites reflected in
                                                                                         column (a)



Equity compensation
 plans approved by
 security holders                     4,671,182                    $0.58                           6,401,417
                       --------------------------------------------------------------------------------------


Equity compensation
 plans not approved by
 security holders (1)                   400,000                    $1.02                           3,000,000
                       --------------------------------------------------------------------------------------

Total                                 5,071,182                    $0.59                           9,401,417
-------------------------------------------------------------------------------------------------------------


(1) During Fiscal 2001, the Company adopted a stock option plan (the "2000 Stock Option Plan") under which an aggregate of three million shares of common stock are reserved for issuance. Both key employees and non-employee directors except for members of the compensation committee are eligible to participate in the 2000 Stock Option Plan.


(E) Recent Sales of Unregistered Securities


On February 26, 2003, the Company sold 1,200 shares of its 7% Convertible Series A Preferred Stock ("the Preferred Stock") and received cash proceeds of $600,000. The purchasers of the stock were two executive officers of the Company. This stock is convertible to Common Stock at the price of $.73 per share which is 120% of the weighted average market close price of the Company's Common Stock for the ten day trading period ending on the date of the purchase of the Convertible Preferred Stock.

ITEM 6.
-------

SELECTED FINANCIAL DATA (in thousands, except per share data)
-------------------------------------------------------------

The following table provides selected historical consolidated financial data of the Company as of and for each of the fiscal years in the five year period ended February 28, 2003. The data has been derived from the Company's audited consolidated financial statements. Such information should be read in conjunction with the Company's consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" which is contained in this report.


                                                  Feb. 28, 2003 Feb. 28, 2002 Feb. 28, 2001 Feb. 29, 2000 Feb. 28, 1999
CONSOLIDATED OPERATIONS DATA:
Revenues                                              $148,720      $149,414      $120,840      $114,994       $94,694
                                                 ----------------------------------------------------------------------
(Loss) income from continuing operations                (2,833)        3,593        (1,066)       (2,683)         (369)
Loss from discontinued operations                           --            --            --          (557)       (1,031)
                                                 ----------------------------------------------------------------------

Net (loss) income                                      $(2,833)       $3,593       $(1,066)      $(3,240)       $1,400
                                                 ======================================================================

(Loss) income per common share-basic
Income from continuing operations                       $(0.12)        $0.15        $(0.05)       $(0.11)       $(0.02)
Loss from discontinued operations                           --            --            --         (0.03)        (0.04)
                                                 ----------------------------------------------------------------------
     Net (loss) income                                  $(0.12)        $0.15        $(0.05)       $(0.14)       $(0.06)
                                                 ======================================================================
(Loss) income per common share - diluted:
Income from continuing operations                       $(0.12)        $0.14        $(0.05)       $(0.11)       $(0.02)
Loss from discontinued operations                           --            --            --         (0.03)        (0.04)
                                                 ----------------------------------------------------------------------
     Net (loss) income                                  $(0.12)        $0.14        $(0.05)       $(0.14)       $(0.06)
                                                 ======================================================================
Weighted average common shares outstanding:
     Basic                                              23,783        23,632        23,632        23,623        23,162
     Diluted                                            23,783        25,695        23,632        23,623        23,162

CONSOLIDATED BALANCE SHEET DATA:

Total assets                                           $78,615       $75,329       $41,431       $39,607       $45,004

Long-term debt and other liabilities                    55,790        50,177        21,059        16,049            25

Total liabilities                                       67,469        62,109        31,804        28,914        31,689

Stockholders' equity                                    10,546        13,220         9,627        10,693        13,315


ATC Healthcare, Inc. did not pay any cash dividends on its common stock during any of the periods set forth in the table above. Certain prior period amounts have been reclassified to conform with the Fiscal 2003 presentation.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

RESULTS OF OPERATIONS

YEARS ENDED FEBRUARY 28, 2003 ("FISCAL 2003"), FEBRUARY 28, 2002 ("FISCAL 2002") AND FEBRUARY 28, 2001 ("FISCAL 2001")


Revenues: In the fiscal year ended February 28, 2003, the Company's sales remained consistent with the sales in the prior fiscal year. Sales for Fiscal 2003 were $148.7 million in comparison to sales of $149.4 million for fiscal 2002. Same store sales for locations open during the last two fiscal years decreased 8% due to the fact that demand for temporary nurses is going through a unexpected short-term period of contraction as hospitals began experiencing flat to declining admission rates in the fourth quarter of fiscal 2003. The decrease was offset by sales from locations opened during the last two fiscal years. While the fourth quarter of fiscal 2003 has a significant loss in sales, management believes such volumes will begin to recover in the 2nd quarter of fiscal 2004.

Sales for Fiscal 2002 increased $28.6 million or 23.6% compared to the Fiscal 2001. Sales for Fiscal 2002 were $149.4 million in comparison to $120.8 million in Fiscal 2001. The increase in sales can be attributed to growth within existing ATC locations, as well as the addition of 13 locations opened within Fiscal 2002. Additionally, during Fiscal 2002, the Company noted a sharp increase in sales for locations that the Company opened within Fiscal 2001. Sales generated within those offices accounted for an increase of $9.8 million for Fiscal 2002, or an increase of 242.2% over their sales levels for Fiscal 2001.

Service Costs: Service costs were 77.8%, 76.4% and 77.4% of total revenues in Fiscal 2003, 2002 and 2001, respectively. The Company recorded an additional $.9 million charge in the fourth quarter of fiscal 2003 to increase its liability for expected workers compensation claims. Service costs represent the direct costs of providing services to patients or clients, including wages, payroll taxes, travel costs, insurance costs, the cost of medical supplies and the cost of contracted services.


General and Administrative Expenses: General and administrative expenses decreased by approximately $.4 million to $29.5 million in Fiscal 2003 in comparison to $29.9 million for Fiscal 2002. The Company experienced a reduction in royalty expense because of the purchase of its largest licensee completed in January 2002 which eliminated approximately $2.9 million of expense. This was offset by increases in employee expenses relating to the Company's start up of its own travel nurse division and the opening of new company owned locations. Additionally, the Company increased its bad debt reserve in Fiscal 2003 to reserve against potential receivable collectibility issues.

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

Depreciation and Amortization: Depreciation and amortization expenses relating to fixed assets and intangible assets was $2.0 million, $1.8 million and $1.7 million for Fiscal years 2003, 2002 and 2001, respectively.


Interest Expense, net: Interest expense, net was $3.3 million, $2.0 million and $2.3 million in Fiscal 2003, 2002 and 2001, respectively. Interest expense increased in Fiscal 2003 in comparison with Fiscal 2002 primarily because of debt issued in connection with the purchase of the Company's largest licensee in January 2002 and borrowings under an acquisition line provided by its primary lender in June 2002. Interest expense decreased in Fiscal 2002 in comparison with Fiscal 2001 because of lower prevailing interest rates associated with the Company's new credit facility, which began in April 2002.

Provision Related to TLCS Guarantee - The Company is contingently liable on $2.3 million of obligations owed by TLCS which is payable over eight years. The Company is indemnified by TLCS for any obligations arising out of these matters. On November 8, 2002, TLCS filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. As a result, the Company has recorded a provision of $2.3 million representing the balance outstanding on the related TLCS obligations. The Company has not received any demands for payment with respect to these obligations. The next payment is due in September 2003. The obligation is payable over 8 years. The Company believes that it has certain defenses which could reduce or eliminate its recorded liability in this matter.

Loss on Extinguishment of Debt: During Fiscal 2002, the Company entered into a new $25 million facility ("New Facility") with a lending institution. The Company's previous credit facility was repaid in full concurrent with the closing of the New Facility. In connection with the early extinguishment of its debt, the Company wrote off the unamortized balance of deferred financing fees.

Provision (Benefit) for Income Taxes: The provision for income taxes reflects an effective rate of (33.8)%, (154.1)% and 10.4% in Fiscal 2003, 2002, and 2001,
respectively.

Prior to the year ended February 28, 2002, the Company had provided a valuation allowance for the full amount of its deferred tax assets, because of the substantial uncertainties associated with the Company's ability to realize a deferred tax benefit due to its financial condition. However, based on the Company's current and expected continued profitability, the valuation allowance of $3.0 million was eliminated in fiscal 2002.

Management believes that it is more likely than not that the Company's deferred tax assets will be realized through future profitable operations. This is based upon the fact that the company has had profitable operations in each of its quarters since September 1, 2000 through the third quarter ended November 30, 2003, which quarterly results are profitable before a charge for the guarantee of certain debt of a former related party, TLC. Losses incurred in the fourth quarter of fiscal 2003 were due to an unexpected shortfall in hospital patient volumes, which volumes appear to be returning in the second quarter of fiscal 2004. Management believes that it will return to profitable operations during fiscal 2004 and, accordingly, it is more likely than not that it will realize its deferred tax assets. As of February 28, 2003, the Company has a Federal net operating loss of approximately $4.6 million which expires in 2020 through 2023.

QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data for Fiscal 2003 and 2002 are as follows (in thousands, except per share data):

Year ended February 28, 2003              First Quarter Second Quarter  Third Quarter Fourth Quarter

Total revenues                                  $37,699        $38,979        $38,282        $33,759
                                         ------------------------------------------------------------

Net (loss) income                                  $427           $442        $(1,249)       $(2,454)
                                         ============================================================

(Loss) earnings per common share-basic            $0.02          $0.02         $(0.05)        $(0.10)
                                         ============================================================

(Loss) earnings per common share-diluted          $0.02          $0.02         $(0.05)        $(0.10)
                                         ============================================================

Year ended February 28, 2002              First Quarter Second Quarter  Third Quarter Fourth Quarter

Total revenues                                  $35,461        $38,561        $38,530        $36,862
                                         ------------------------------------------------------------

Net income                                          $42           $510           $709         $2,332
                                         ============================================================

Earnings per common share - basic                 $0.00          $0.02          $0.03          $0.10
                                         ============================================================

Earnings per common share - diluted               $0.00          $0.02          $0.03          $0.09
                                         ============================================================

LIQUIDITY AND CAPITAL RESOURCES


Net cash provided by operating activities was $.5 million in Fiscal 2003, which consisted primarily of the decrease in deferred tax liability of $1.6 million, increase in TLCS liability of $2.3 million and depreciation and amortization of $2.2 million offset by the net loss of $2.8 million and increase in prepaid and other assets of $2.7 million.

Net cash used in investing activities was $2.4 million in Fiscal 2003, which consisted of acquisitions of property and equipment of $417 thousand and business acquisitions of $2 million.

Net cash provided by financing activities was $1.2 million in Fiscal 2003, which consisted of borrowing under the term loan facility of $1.4 million, book overdraft of $2.6 million, offset by repayment of notes and capital lease obligations of $2.9 million


Net cash used in operating activities was $1.5 million in Fiscal 2002, which consisted primarily of the decrease in accounts payable, accrued expenses and accrued payroll and related expenses of $3.0 million, the increase in deferred tax benefit of $2.3 million and the increase in accounts receivable of $1.6 million offset by net income of $3.6 million and depreciation of $1.9 million.

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

In April 2001, the Company obtained a new financing facility ("New Facility") with a new lending institution for a $25 million, three year term, revolving loan. The New Facility limit was increased to $27.5 million in October 2001. The New Facility was used to repay borrowings under the Company's then existing facility (the "Facility"). Under the New Facility, the Company may borrow amounts up to 85% of the Company's eligible accounts receivable subject to a maximum of $27.5 million. Interest on borrowings under the New Facility is at the annual rate of 3.65% over LIBOR in addition to a .5% annual fee for the unused portion of the total loan availability. The Company recorded a charge of approximately $500 thousand (net of an income tax benefit of $300 thousand) in the first quarter of the fiscal year ended February 2002 as a result of the write-off of previously deferred costs and an early prepayment fee associated with termination of the Facility.

In November 2002, the lending institution with which the Company has the New Facility, increased the revolving credit line to $35 million and provided for an additional term loan facility totaling $5 million. Interest accrues at a rate of 3.95% over LIBOR on the revolving credit line and 6.37% over LIBOR on the term loan facility. The New Facility expires in November 2005. The term loan facility is for acquisitions and capital expenditures. Repayment of this additional term facility will be on a 36 month straight line amortization.

In November 2002, the interest rates were revised to 4.55% over LIBOR on the revolving line and 7.27% over LIBOR on the term loan facility as part of a loan modification.

On June 13, 2003, the Company received a waiver from the lender for non-compliance of certain Facility covenants as of February 28, 2003. Interest rates on both the revolving line and term loan facility were increased 2% and can decrease if the Company meets certain financial criteria. In addition, certain financial ratio covenants were modified. The additional interest is not payable until the current expiration date of the Facility which is November 2005. As part of this modification, the lender and the DSS and DSI noteholders amended the subordination agreement.(See note 7) As a result of that amendment, the two series of promissory notes to the former owners of DSS and DSI have been condensed into one series of notes. One of the notes is for a term of seven years, with a minimum monthly payment (including interest) of $40,000 in year one and minimum monthly payments of $80,000 in subsequent years, with a balloon payment of $3,700,000 in year 4. The remaining balance on the first note after the balloon payment is payable over the remaining 3 years of the note, subject to limitations. The other three notes are for ten years, with minimum monthly payments (including interest) of $25,000 in the aggregate in the first year and minimum monthly payments of $51,000 in the aggregate for the remaining years. Any unpaid balance at the end of the note term will be due at that time. Additional payments may be made to the noteholders if the Company achieves certain financial ratios. In conjunction with this revision, one of the note holders has agreed to reduce their note by approximately $2,800,000 contingent upon the Company's compliance under the modified subordination agreement.



The Company's working capital was $18.9 million at both February 28, 2003 and February 28, 2002, respectively.

The Company anticipates that capital expenditures for furniture and equipment, including improvements to its management information and operating systems during the next twelve months will be approximately $200 thousand.

INDEBTEDNESS AND CONTRACTUAL OBLIGATIONS OF THE COMPANY

The following are contractual cash obligations of the Company at February 28, 2003:

Payments due by period (amounts in thousands)

                                            Less than      1-2          3-4
                                 Total      One Year       Years       Years     Thereafter
Bank Financing                 $   24,928   $      679   $   24,249   $      --   $       --
Long-term debt                     32,359          896        5,585       7,239       18,639
Operating leases                    4,796        1,384        2,068       1,287           57
                                ----------   ----------   ----------   ---------   ----------
Total                          $   62,083   $    2,959   $   31,902   $   8,526   $   18,696
                                ==========   ==========   ==========   =========   ==========

Management believes that working capital generated from operations, together with other credit facilities, will be sufficient to meet the currently anticipated working capital and capital expenditure requirements of our operations.

BUSINESS TRENDS

Sales and margins have been under pressure as demand for temporary nurses is currently going through a period of contraction. Hospitals are experiencing flat to declining admission rates and are placing greater reliance on full-time staff overtime and increased nurse patient loads. Because of difficult economic times, nurses in many households are becoming the primary breadwinner, causing them to seek more traditional full time employment. The U.S. Department of Health and Human Services said in a July 2002 report that the national supply of full-time equivalent registered nurses was estimated at 1.89 million and demand was estimated at 2 million. The 6 percent gap between the supply of nurses and vacancies in 2000 is expected to grow to 12 percent by 2010 and then to 20 percent five years later. As the economy rebounds, the prospects for the medical staffing industry should improve as hospitals experience higher admission rates and increasing shortages of healthcare workers.

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


The Company believes the following are its most critical accounting policies in that they are the most important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective or complex judgments

Allowance for Doubtful Accounts

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


Goodwill Impairment

Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired. The Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets," ("SFAS 142") as of March 1, 2002. SFAS 141 provides specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. SFAS 142 requires that (1) goodwill and intangible assets with indefinite useful lives should no longer be amortized, (2) goodwill and intangibles must be reviewed for impairment annually (or more often if certain events occur which could impact their carrying value), and (3) the Company's operations be formally identified into reporting units for the purpose of assessing impairments of goodwill. Other definite lived intangibles, primarily customer lists and non-compete agreements, are amortized on a straightline basis over periods ranging from 3 to 10 years.


RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 "Rescission of FAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002". This Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after December 31, 2002. The Company has adopted SFAS No. 145 in fiscal 2003 and has reclassified the 2002 extraordinary loss on early extinguishment of debt to interest and other expenses.

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

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" that amends FASB Statement No. 123 "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 amends the disclosure requirements of APB Opinion No. 28, "Interim Financial Reporting" and Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148, except for the disclosure requirements, had no impact on the consolidated financial statements. The additional required disclosure is found in footnote 11.

In November 2002, the FASB issued Interpretation 45 (FIN 45), Guarantor s accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees issued or modified subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, ("FAS 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently assessing the impact of this statement.


EFFECT OF INFLATION


The impact of inflation on the Company's sales and income from continuing operations was immaterial during Fiscal 2003. In the past, the effects of inflation on salaries and operating expenses have been offset by the Company's ability to increase its charges for services rendered. The Company anticipates that it will be able to continue to do so in the future. The Company continually reviews its costs in relation to the pricing of its services.


FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. From time to time, the Company also provides forward-looking statements in other materials it releases to the public as well as oral forward-looking statements. These statements are typically identified by the inclusion of phrases such as "the Company anticipates", "the Company believes" and other phrases of similar meaning. These forward looking statements are based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements expressed or implied by such forward-looking statements. The potential risks and uncertainties which would cause actual results to differ materially from the Company's expectations include, but are not limited to, those discussed in the section entitled "Business - Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q to be filed by the Company in the fiscal year 2004.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Interest Rate Sensitivity: The Company's primary market risk exposure is interest rate risk. The Company's exposure to market risk for changes in interest rates relates to its debt obligations under its New Facility described above. Under the New Facility, the interest rate is 4.55% over LIBOR. At February 28, 2003, drawings on the Facility were $24.2 million. Assuming variable rate debt at February 28, 2003, a one point change in interest rates would impact annual net interest payments by $242 thousand. The Company does not use derivative financial instruments to manage interest rate risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------

ATC HEALTHCARE, INC. AND SUBSIDIARIES
-------------------------------------

INDEX
-----

                                                           Page
Report of Independent Accountants                           F-1

Independent Auditors' Report                                F-2

CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as of
       February 28, 2003 and  2002                          F-3

     Consolidated Statements of Operations
        for the Years ended February 28, 2003,
        2002 and 2001                                       F-4

     Consolidated Statements of Stockholders' Equity
        for the Years ended February 28, 2003,
        2002 and 2001                                       F-5

     Consolidated Statements of Cash Flows
        for the Years ended February 28, 2003,
        2002 and 2001                                       F-6

     Notes to Consolidated Financial Statements             F-8

FINANCIAL STATEMENT SCHEDULE FOR THE YEARS ENDED
     FEBRUARY 28, 2003, 2002 AND 2001



        II - Valuation and Qualifying Accounts             F-26


All other schedules were omitted because they are not required, not applicable or the information is otherwise shown in the financial statements or the notes thereto.

                        Report of Independent Accountants
                        ---------------------------------

To the Board of Directors and Stockholders of ATC Healthcare, Inc. and
Subsidiaries:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ATC Healthcare, Inc. and Subsidiaries as of February 28, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the years ended February 28, 2003 and 2002 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", on March 1, 2002.


PricewaterhouseCoopers LLP

Melville, New York

May 12, 2003, except for the last paragraph of Note 6 as to which the date is June 13, 2003.

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Stockholders and Board of Directors of ATC Healthcare, Inc.:

We have audited the accompanying consolidated statement of operations, stockholders' equity and cash flows of ATC Healthcare, Inc. and subsidiaries (the "Company") for the year ended February 28, 2001. Our audit also included the financial statement schedule listed in the Table of Contents for the year ended February 28, 2001. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of ATC Healthcare, Inc. and subsidiaries for the years ended February 28, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule for the year ended February 28, 2001, when considered in relation to the basic 2001 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/  Deloitte & Touche, LLP

Jericho, New York
May 17, 2001

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                     February 28,
ASSETS                                                2003       2002
CURRENT ASSETS:
     Cash and cash equivalents                   $     585  $   1,320
     Accounts receivable, less allowance for
      doubtful
          accounts of $1,784 and $830,
           respectively                             26,876     28,683
     Deferred income taxes                           1,787        479
     Prepaid expenses and other current assets       3,087        373
                                                  ---------  ---------
               Total current assets                 32,335     30,855

     Fixed assets, net                               2,670      3,629
     Intangibles                                     7,186      7,099
     Goodwill                                       33,449     31,203
     Deferred income taxes                           2,076      1,800
     Other assets                                      899        743
                                                  ---------  ---------
               Total assets                      $  78,615  $  75,329
                                                  =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                            $   1,332  $     981
     Accrued expenses                                6,192      6,439
     Book overdraft                                  2,580         --
     Current portion of due under bank financing       679         --
     Current portion of notes and guarantee
      payable                                          896      4,512
                                                  ---------  ---------
               Total current liabilities            11,679     11,932

     Notes and guarantees payable                   31,463     26,430
     Due under bank financing                       24,249     23,600
     Other liabilities                                  78        147
                                                  ---------  ---------
               Total liabilities                    67,469     62,109
                                                  ---------  ---------

     Commitments and contingencies

     Convertible Series A Preferred Stock ($.01
      par value
          4,000 shares authorized, 1,200 shares
           issued and outstanding)                     600         --
                                                  ---------  ---------

STOCKHOLDERS' EQUITY:
Class A Common Stock - $.01 par value;
   50,000,000 shares authorized; 23,582,552 and
   23,368,943 shares issued and outstanding at
   February 28, 2003 and 2002, respectively            235        233
Class B Common Stock - $.01 par value;
   1,554,936 shares authorized; 256,191 and
   262,854 shares issued and outstanding at
   February 28, 2003 and 2002, respectively              3          3
Additional paid-in capital                          13,679     13,522
Accumulated deficit                                 (3,371)      (538)
                                                  ---------  ---------
               Total stockholders' equity           10,546     13,220
                                                  ---------  ---------
               Total liabilities and
                 stockholders' equity            $  78,615  $  75,329
                                                  =========  =========

                 See notes to consolidated financial statements

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                        For the Fiscal Years Ended
                                           February 28, 2003 February 28, 2002 February 28, 2001
REVENUES:
     Service revenues                      $        148,720  $        149,414  $        120,840
                                            ----------------  ----------------  ----------------

COSTS AND EXPENSES:
     Service costs                                  115,694           114,225            93,559
     General and administrative expenses             29,458            29,879            25,038
     Depreciation and amortization                    2,037             1,753             1,742
                                            ----------------  ----------------  ----------------
        Total operating expenses                    147,189           145,857           120,339
                                            ----------------  ----------------  ----------------

INCOME FROM OPERATIONS                                1,531             3,557               501

INTEREST AND OTHER EXPENSES (INCOME):
     Interest expense, net                            3,255             2,037             2,257
     Other  (income) expense, net                       260              (748)             (790)
     Provision related to TLCS guarantee              2,293                --                --
     Loss on early extinguishment of debt                --               854
                                            ----------------  ---------------- -----------------
       Total interest and other expenses              5,808             2,143             1,467
                                            ----------------  ----------------  ----------------

(LOSS) INCOME BEFORE INCOME TAXES                    (4,277)            1,414              (966)

INCOME TAX (BENEFIT) PROVISION                       (1,444)           (2,179)              100
                                            ----------------  ----------------  ----------------

 NET (LOSS) INCOME                         $         (2,833) $          3,593  $         (1,066)
                                            ================  ================  ================

(LOSS) EARNINGS PER COMMON SHARE - BASIC:  $          (0.12) $           0.15  $          (0.05)
                                            ================  ================  ================

(LOSS) EARNINGS PER COMMON SHARE - DILUTED:$          (0.12) $           0.14  $          (0.05)
                                            ================  ================  ================

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING
     Basic                                           23,783            23,632            23,632
                                            ================  ================  ================
     Diluted                                         23,783            25,695            23,632
                                            ================  ================  ================



                 See notes to consolidated financial statements
                                       F-4

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

                                           Common Stock        Common Stock      Paid-In   Accumulated
                                          Shares    Amount   Shares    Amount    Capital     Deficit      Total

Balances, February 29, 2000             23,331,252  $  233   300,545  $     3  $   13,522  $    (3,065) $   10,693

Exchange of Class B for Class A Common
 Stock                                      26,530      --   (26,530)      --          --           --          --

Net loss                                        --      --        --       --          --       (1,066)     (1,066)
                                        -----------  ------ ---------  -------  ----------  -----------  ----------

Balances, February 28, 2001             23,357,782     233   274,015        3      13,522       (4,131)      9,627

Exchange of Class B for Class A Common
 Stock                                      11,161      --   (11,161)      --          --           --          --

Net income                                     --.      --        --       --          --        3,593       3,593
                                        -----------  ------ ---------  -------  ----------  -----------  ----------

Balances, February 28, 2002             23,368,943     233   262,854        3      13,522         (538)     13,220

Exchange of Class B for Class A Common
 Stock                                       6,663      --    (6,663)      --          --           --          --

Exercise of stock options                  103,333       1        --      --          51           --          52

Issuance of shares through Employee
 Stock
       Purchase Plan                       103,613       1        --      --         106           --         107

Net loss                                        --      --        --       --          --       (2,833)     (2,833)
                                        -----------  ------ ---------  -------  ----------  -----------  ----------

Balances, February 28, 2003             23,582,552  $  235   256,191  $     3      13,679  $    (3,371) $   10,546
                                        ===========  ====== =========  =======  ==========  ===========  ==========



                 See notes to consolidated financial statements



ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

                                                                    For the Fiscal Years Ended
                                                              February 28,  February 28, February 28,
                                                                  2003          2002          2001

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                          $   (2,833)  $      3,593  $    (1,066)
    Adjustments to reconcile net (loss) income to
     net cash provided by
     (used in) operations:
             Depreciation and amortization                           2,261         1,890        1,973
             Provision related to TLCS guarantee                     2,293            --           --
             Extraordinary loss on early extinguishment of
              debt                                                      --           854           --
             Provision for doubtful accounts                           954          (514)      (1,184)
             Deferred income taxes                                  (1,584)       (2,280)          --
             In-kind interest                                          886            72           --
             Write-off of other intangibles                             --            --          190
    Changes in operating assets and liabilities,
     net of effects of acquisitions
             Accounts receivable                                       853        (1,600)         268
             Prepaid expenses and other current assets              (2,714)         (176)          83
             Other assets                                              108          (293)          45
             Accounts payable and accrued expenses                     269        (3,006)      (2,442)
             Other long-term liabilities                               (14)            7           83
                                                               ------------  ------------  -----------
                   Net cash provided by (used in) operating
                    activities                                         479        (1,453)      (2,050)
                                                               ------------  ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                              (417)         (458)        (585)
    Acquisition of businesses                                       (2,071)         (320)          --
    Notes receivable from licensees                                    (33)           --         (268)
    Other                                                              108            85           37
                                                               ------------  ------------  -----------
                   Net cash used in investing activities            (2,413)         (693)        (816)
                                                               ------------  ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of borrowings under previous credit facility              --       (20,936)     (15,149)
    Borrowings under new credit facility                             1,417        23,600       20,636
    Payment of notes and capital lease obligations                  (2,948)         (798)        (283)
    Repayment of term loan facility                                    (87)           --           --
    Payment of debt issuance costs                                    (520)         (413)        (719)
    Book overdraft                                                   2,580            --           --
    Issuance of common and preferred stock                             757            --           --
                                                               ------------  ------------  -----------
                    Net cash provided by financing activities        1,199         1,453        4,485
                                                               ------------  ------------  -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (735)         (693)       1,619

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         1,320         2,013          394
                                                               ------------  ------------  -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                        $        585  $      1,320  $     2,013
                                                               ============  ============  ===========


                 See notes to consolidated financial statements


SUPPLEMENTAL DATA:                                            For the Fiscal Years Ended
                                                         February 28,February 28,February 28,
                                                                 2003        2002         2001
Cash paid for:
   Interest                                               $    2,081  $    2,020  $     2,401
                                                           ==========  ==========  ===========
   Income taxes                                           $       71  $      142  $        26
                                                           ==========  ==========  ===========

Supplemental schedule of noncash investing and financing activities:

    Fair value of assets acquired                         $    3,041  $   31,290  $        --

    Notes issued in connection with acquisition of
     businesses                                                  970      30,970           --
                                                           ----------  ----------  -----------
    Net cash paid                                         $    2,071  $      320  $        --
                                                           ==========  ==========  ===========
    Fixed assets acquired through capital leases          $       --  $       97  $        45
                                                           ==========  ==========  ===========


ATC HEALTHCARE, INC. AND SUBSIDIARIES
-------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

1.  ORGANIZATION AND BASIS OF PRESENTATION

ATC Healthcare, Inc. and subsidiaries, including ATC Healthcare Services, Inc. and ATC Staffing Services, Inc, (collectively the "Company") are providers of supplemental staffing to health care facilities. In August 2001, the Company changed its name from Staff Builders, Inc. to ATC Healthcare, Inc. The Company offers a skills list of qualified health care associates in over 60 job categories ranging from the highest level of specialty nurse including critical care, neonatal and labor and delivery, to medical administrative staff, including third party billers, administrative assistants, claims processors, collection personnel and medical records clerks. The nurses provided to clients include registered nurses, licensed practical nurses and certified nursing assistants.


During October 1999, the Company separated its home health care business from its existing staffing business. To accomplish this separation, the Board of Directors established a new, wholly-owned subsidiary, Tender Loving Care Health Care Services, Inc ("TLCS"), which acquired 100% of the outstanding capital stock of the subsidiaries engaged in the home health care business. The spin-off was effected through a pro-rata distribution to the Company's stockholders of all the shares of common stock of TLCS owned by the Company (the "Distribution"). The Distribution was made by issuing one share of TLCS common stock for every two shares of the Company's Class A and Class B common stock outstanding.


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

Revenue Recognition


A substantial portion of the Company's service revenues are derived from a unique form of franchising under which independent companies or contractors ("licensees") represent the Company within a designated territory. These licensees assign Company personnel, including registered nurses and therapists, to service clients using the Company's trade names and service marks. The Company pays and distributes the payroll for the direct service personnel who are all employees of the Company, administers all payroll withholdings and payments, bills the customers and receives and processes the accounts receivable. The revenues and related direct costs are included in the Company's consolidated service revenues and operating costs. The licensees are responsible for providing an office and paying related expenses for administration, including rent, utilities and costs for administrative personnel.

The Company pays a monthly distribution or commission to its domestic licensees based on a defined formula of gross profit generated. Generally, the Company pays a licensee approximately 55% (60% for certain licensees who have longer relationships with the Company). There is no payment to the licensees based solely on revenues. For Fiscal 2003, 2002 and 2001, total licensee distributions were approximately $9,100, $16,900 and $14,400, respectively, and are included in the general and administrative expenses.

 Two of the Company's largest licensees, Direct Staffing, Inc. and DSS Staffing Corp., were owned by one unrelated third party and by a son and two sons-in-law of the President and Chairman of the Board of Directors of the Company. Such licensees were paid (gross licensee fees) approximately $6,527 and $5,263 in fiscal 2002 and 2001, respectively.

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


Revenues generated from the sales of licensees and initial licensee fees are recognized upon signing of the licensee agreement, if collectibility of such amounts is reasonably assured, since the Company has performed substantially all of its obligations under its licensee agreements by such date. In circumstances where a reasonable basis does not exist for estimating collectibility of the proceeds of the sales of licensees and initial license fees, such amounts are deferred and recognized as collections are made, or until such time that collectibility is reasonably assured. At February 28, 2003 and 2002, the Company had notes receivable from licensees of $169 and $287, respectively.


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

Concentration of Credit Risk

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across a number of geographic areas. However, essentially all trade receivables are concentrated in the hospital and health care sectors in the United States and, accordingly, the Company is exposed to their respective business, economic and country-specific variables. Although the Company does not currently foresee a concentrated credit risk associated with these receivables, repayment is dependent upon the financial stability of these industry sectors.

Fixed Assets

Fixed assets, consisting of equipment (primarily computer hardware and software), furniture and fixtures, and leasehold improvements, are stated at cost and depreciated from the date placed into service over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the improvement. Maintenance and repairs are charged to expense as incurred; renewals and improvements which extend the life of the asset are capitalized. Gains or losses from the disposition of fixed assets are reflected in operating results.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards Board ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company periodically reviews its fixed assets to determine if any impairment exists based upon projected, undiscounted net cash flows of the Company. As of February 28, 2003, the Company believes that no impairment of long-lived assets exists. During fiscal 2001, the Company recorded impairment losses of approximately $190.

Goodwill and Intangible Assets


Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired. The Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets," ("SFAS 142") as of March 1, 2002. SFAS 141 provides specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. SFAS 142 requires that (1) goodwill and intangible assets with indefinite useful lives should no longer be amortized, (2) goodwill and intangibles must be reviewed for impairment annually (or more often if certain events occur which could impact their carrying value), and (3) the Company's operations be formally identified into reporting units for the purpose of assessing impairments of goodwill. Prior to 2002, goodwill was amortized on a straightline basis over 15 years. Goodwill amortization for the years ended February 28, 2002 and 2001 was $499. Other definite lived intangibles, primarily customer lists and non-compete agreements, are amortized on a straightline basis over periods ranging from 3 to 10 years.

In accordance with SFAS 142, the Company has performed a transitional impairment test as of March 1, 2002 and its annual impairment test at the end of the year for its unamortized goodwill. As a result of the impairment tests performed, no impairment was noted at the date of the adoption of SFAS 142 or at February 28, 2003.

Goodwill and other intangibles are as follows:



                                      February 28, 2003                 February 28, 2002
                            -------------------------------    -------------------------------
                            Gross carrying    Accumulated     Gross carrying     Accumulated     Amortization
                                amount        Amortization        amount        Amortization       Period
                            --------------    -------------    --------------    -------------    ------------




Goodwill                       $   36,389        $ 2,940          $ 34,149          $ 2,946           none
Customer lists                      6,400            480             6,400               --           10
Covenants not to complete             900            246               800              124           3-10
Other intangibles                     672             60                23               --           5-10

                               ------------------------------------------------------------

                               $   44,361        $ 3,726          $ 41,372          $ 3,070

                               ============================================================


Amortization expense was $662, $623 and $499 for fiscal 2003, 2002 and 2001, respectively.


Estimated amortization expense for the next five fiscal years is as follows:

Estimated amortization expense:
-------------------------------


For year ended February 28, 2004      $903
For year ended February 29, 2005      $903
For year ended February 28, 2006      $878
For year ended February 28, 2007      $870
For year ended February 28, 2008      $812


As required by SFAS 142, the results for fiscal 2002 and 2001 have not been restated. A reconciliation of net income, as if SFAS 142 had been adopted in fiscal 2002 and 2001, is presented below:

                                                      For the years
                                                    ended February 28,
                                             --------------------------------
                                               2003         2002         2001
                                               ----         ----         ----

Reported (loss) income                      $(2,833)       $3,593      $(1,066)
Addback: goodwill amortization, net of tax                    294          294
                                             ----------------------------------
Adjusted net (loss) income                  $(2,833)       $3,887      $  (772)
                                           ====================================



Basic earnings per share:

  Reported net (loss)income                  $ (.12)        $ .15       $ (.05)
  Addback: goodwill amortization, net of tax                  .01          .01
                                              ---------------------------------
  Adjusted net (loss) income                 $ (.12)        $ .16       $ (.04)
                                              =================================



Diluted earnings per share:

  Reported net (loss) income                 $ (.12)        $ .14       $ (.05)
  Addback: goodwill amortization, net of tax                  .01          .01
                                              ---------------------------------
  Adjusted net (loss) income                 $ (.12)        $ .15       $ (.04)
                                              =================================



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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding for the applicable period. Diluted earnings (loss) per share is computed using the weighted average number of common shares plus common equivalent shares outstanding, unless the inclusion of such common equivalent shares would be anti-dilutive. Dilutive earnings per share include common stock equivalents of 2,063 shares related to outstanding stock options in fiscal 2002. In fiscal 2003 and 2001 common stock equivalents would have been anti-dilutive.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, amounts due under bank financing and acquisition notes payable approximate fair value.

Advertising

Advertising costs, which are expensed as incurred were $1,088, $787 and $362 in fiscal 2003, 2002 and 2001, respectively, and are included in general and administrative expenses.

Recent Accounting Pronouncements


In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 "Rescission of FAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002". This Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company has adopted SFAS No. 145 in fiscal 2003 and has reclassified the 2002 extraordinary loss on early extinguishment of debt to interest and other expenses.


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

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" that amends FASB Statement No. 123 "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 amends the disclosure requirements of APB Opinion No. 28, "Interim Financial Reporting" and Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148, except for the disclosure requirements, had no impact on the consolidated financial statements. The additional required disclosure is included in footnote 10.

In November 2002, the FASB issued Interpretation 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees issued or modified subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, ("FAS 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently assessing the impact of this statement.


Reclassifications

Certain reclassifications have been made to the prior years financial statement amounts to conform to the current years presentation.

3.   ACQUISITIONS


In October 2001, the Company acquired substantially all of the assets of Doctors' Corner and Healthcare Staffing, Inc. which are providers of both permanent and temporary medical administrators in Southern California. The purchase price was $1,075, of which $300 was paid at closing, $100 was paid on January 1, 2002, $100 was paid on April 1, 2002 and the remaining $575 is payable in 20 quarterly installments beginning July 1, 2002. The purchase price included a covenant not to compete for $500. The remaining purchase price was allocated to goodwill whose amortization will be deductible for tax purposes.

In January 2002, the Company purchased substantially all of the assets of Direct Staffing, Inc. ("DSI"), a licensee of the Company serving the territory consisting of Westchester County, New York and Northern New Jersey, and DSS Staffing Corp. ("DSS"), a licensee of the Company serving New York City and Long Island, New York for a purchase price of $30,195. These two licensees were owned by an unrelated third party and by a son and two sons-in-law of the Company's Chairman of the Board of Directors who have received an aggregate 60% of the proceeds of the sale. The Company will be required to pay contingent consideration equal to the amount by which (a) the product of (i) Annualized Revenues (as defined in the purchase agreement) and (ii) 5.25 exceeds (b) $17,220, but if and only if the resulting calculation exceeds $20 million.

The company has obtained a valuation on the tangible and intangible assets associated with the transaction and has allocated $6,400 to customer lists (which is being amortized over 10 years), $200 to a covenant not to complete (which is being amortized over 8 years) and the remaining balance to goodwill.


The purchase price is evidenced by two series of promissory notes issued to each of the four owners of DSS and DSI. The first series of notes (the "First Series"), in the aggregate principal amount of $12,975, bears interest at 5% per annum and is payable in 36 consecutive equal monthly installments of principal, together with interest thereon, with the first installment having become due on March 1, 2002. The second series of notes (the "Second Series"), in the aggregate principal amount of $17,220, bears interest at the rate of 5% per annum and is payable as follows: $11 million, together with interest thereon, on April 30, 2005 (or earlier if certain capital events occur prior to such date) and the balance in 60 consecutive equal monthly installments of principal, together with interest thereon, with the first installment becoming due on April 30, 2005. If the contingent purchase price adjustment is triggered on April 30, 2005, then the aggregate principal balance of the Second Series shall be increased by such contingent purchase price. Payment of the First Series and the Second Series is collateralized by a second lien on the assets of the acquired licensees (See Note 7).

In June 2002, the Company bought out a management contract with a company ("Travel Company") which was managing it's travel nurse division. The purchase price of $620 is payable over two years beginning in December 2002. The Travel Company had received payments from the Company of $702 and $1,362 for fiscal years ended February 28, 2003 and 2002, respectively, for its management of the travel nurse division. The Company is amortizing the cost of the buyout over the five years that were remaining on the management contract.

During fiscal 2003, the Company purchased substantially all of the assets and operations of 8 temporary medical staffing companies totaling $3,041, of which $2,071 was paid in cash and the remaining balance is payable under notes payable with maturities through January 2007. The notes bear interest at rates between 6% to 8% per annum. The purchase prices were allocated primarily to goodwill (approximately $2,282).


The acquisitions were accounted for under the purchase method of accounting; and accordingly, the accompanying consolidated financial statements include the results of the acquired operations from their respective acquisition dates.

The table below reflects unaudited pro forma combined results of the Company, as if the acquisitions had taken place on March 1, 2001. The unaudited pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations.



                                                February 28
                                               2003          2002
Net revenues                               $161,625      $157,586
Income from operations                        2,178         5,672
Net (loss) income                            (2,451)        4,103

(Loss) earnings per share:
  Basic                                      $(0.10)        $0.17
  Diluted                                    $(0.10)        $0.16

4.         FIXED ASSETS

Fixed assets consist of the following:


                                                   Estimated Useful              February 28,
                                                     Life in Years              2003             2002
Computer equipment and software                         3 to 5                $7,080           $6,832
Office equipment, furniture and fixtures                  5                      558              541
Leasehold improvements                                    5                      218               66
                                                                      --------------- ----------------
                                                                               7,856            7,439
Less: accumulated depreciation
 and amortization                                                              5,186            3,810
                                                                      --------------- ----------------
                                                                              $2,670           $3,629
                                                                      =============== ================


As of February 28, 2003 and 2002, fixed assets include amounts for equipment acquired under capital leases with an original cost of $1,529. Depreciation expense was $1,376, $1,217 and $1,231 in 2003, 2002 and 2001, respectively. The accumulated amortization on equipment acquired under capital lease obligations was $988 and $682 as of February 28, 2003 and 2002, respectively.

5.         ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                 February 28,
                                               2003         2002
Payroll and related taxes                $    1,518   $    3,440
Accrued licensee payable                      1,123        1,544
Insurance accruals                            2,871          571
Interest payable                                232          161
Other                                           448          723
                                          ----------   ----------
Total                                    $    6,192   $    6,439
                                          ==========   ==========

6.      FINANCING ARRANGEMENTS

Prior to April, 2001, the Company borrowed under a financing facility ("Facility") with a lending institution (the "Lender") for $20 million. The term of the Facility was for three years and bore interest at a rate of prime plus 3%. The Facility was collateralized by all of the Company's assets.


During April 2001, the Company entered into a Financing Agreement with a lending institution, whereby the lender agreed to provide a revolving credit facility of up to $25 million. The Financing Agreement was amended in October 2001 to increase the facility to $27.5 million. Amounts borrowed under the New Financing Agreement were used to repay $20,636 of borrowing on its existing facility. As a result, the Company recognized a loss of approximately $850 (before a tax benefit of $341), which includes the write-off of deferred financing costs and an early termination fee.


Availability under the Financing Agreement is based on a formula of eligible receivables, as defined in the Financing Agreement. The borrowings bear interest at rates based on LIBOR plus 3.65%. At February 28, 2002, the interest rate was 5.65%. Interest rates ranged from 5.4% to 8.2% in fiscal 2002. An annual fee of 0.5% is required based on any unused portion of the total loan availability.

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


In November 2002, the interest rates were revised to 4.55% over LIBOR on the revolving line and 7.27% over LIBOR on the term loan facility as part of a loan modification.

As of February 28, 2003 and 2002, the outstanding balance on the revolving credit facility was $22,561 and $23,600, respectively. The Company had outstanding borrowings under the term loan of $2,367 as of February 28, 2003. The Company has an outstanding letter of credit of $800 at February 28, 2003.

On June 13, 2003, the Company received a waiver from the lender for non-compliance of certain Facility covenants as of February 28, 2003. Interest rates on both the revolving line and term loan facility were increased 2% and can decrease if the Company meets certain financial criteria. In addition, certain financial ratio covenants were modified. The additional interest is not payable until the current expiration date of the Facility which is November 2005. As part of this modification, the lender and the DSS and DSI noteholders amended the subordination agreement.(See Note 7) As a result of that amendment, the two series of promissory notes to the former owners of DSS and DSI have been condensed into one series of notes. One of the notes is for a term of seven years, with a minimum monthly payment (including interest) of $40 in year one and minimum monthly payments of $80 in subsequent years, with a balloon payment of $3,600 in year 4. The balance on the first note after the balloon payment is payable over the remaining 3 years of the note, subject to limitations. The other three notes are for ten years, with minimum monthly payments (including interest) of $25 in the aggregate in the first year and minimum monthly payments of $51 in the aggregate for the remaining years. Any unpaid balance at the end of the note term will be due at that time. Additional payments may be made to the noteholders if the Company achieves certain financial ratios. In conjunction with this revision, one of the note holders has agreed to reduce their note by approximately $2,800, contingent upon the Company's compliance under the modified subordination agreement.


7.   NOTES AND GUARANTEE PAYABLE

Notes and guarantee payable consist of the following:

                                          February 28     February 28,
                                                2003             2002

Notes payable to DSS and DSI (a)        $     28,544    $      30,267
Guarantee of TLCS liability (c)                2,293               --
Other (b)                                      1,522              675
                                         ------------    -------------
                                        $     32,359           30,942
      Less: current portion                      896            4,512
                                         ------------    -------------
                                        $     31,463    $      26,430
                                         ============    =============

(a) The Company issued two series of promissory notes to each of the four owners of DSS and DSI (three related and one unrelated party, see note 4). The first series of notes (the "First Series"), in the aggregate principal amount of $12,975, bears interest at a rate of 5% per annum and is payable in 36 equal monthly installments of principal, together with interest, with the first installment having become due on March 1, 2002. The second series of notes (the "Second Series"), in the aggregate principal amount of $17,220, bears interest at a rate of 5% per annum and is payable as follows: $11 million, together with interest, on April 30, 2005 (or earlier if certain events, as defined, occur prior to such date) and the balance in 60 equal monthly installments of principal, together with interest, with the first installment becoming due on April 30, 2005. Payment of both the First Series and the Second Series is collateralized by the assets of the acquired licensees. Payments on these notes are in accordance with a subordination agreement between the four former owners of DSS and DSI, the Facility and the Company. These notes are subordinated to the borrowings under Company's revolving credit facilities (See Note 6).

(b) The Company issued various notes payable, bearing interest at rates ranging from 6% and 8% per annum in connection with various acquisitions with maturities through January 2007.

(c) Guarantee of TLCS Liability - The Company is contingently liable on $2.3 million of obligations owed by TLCS which is payable over eight years. The Company is indemnified by TLCS for any obligations arising out of these matters. On November 8, 2002, TLCS filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. As a result, the Company has recorded a provision of $2.3 million representing the balance outstanding on the related TLCS obligations. The Company has not received any demands for payment with respect to these obligations. The next payment is due in September 2003. The obligation is payable over 8 years. The Company believes that it has certain defenses which could reduce or eliminate its recorded liability in this matter.

(d) Annual maturities of notes and guarantee payable discussed above are as follows;



                2004                   $         896
                2005                           2,757
                2006                           2,828
                2007                           3,888
                2008                           3,351
                Thereafter                    18,639
                                        -------------
                Total                  $      32,359
                                        =============

8.         INCOME TAXES

The provision (benefit) for income taxes consists of the following:


                                                                     Fiscal Year Ended
                                                   -----------------------------------------------------
                                                   February 28, 2003 February 28, 2002 February 28, 2001

Current:
     Federal                                         $           --    $           --    $           --
     State                                                      140               100               100
                                                      --------------    --------------    --------------
                                                                140               100               100
                                                      --------------    --------------    --------------
Deferred
     Federal                                                 (1,490)           (2,143)               --
     State                                                      (94)             (136)               --
                                                      --------------    --------------    --------------
                                                             (1,584)           (2,279)              100
                                                      --------------    --------------    --------------

Total income tax (benefit) expense                   $       (1,444)   $       (2,179)   $          100
                                                      ==============    ==============    ==============


A reconciliation of the differences between income taxes computed at the federal statutory rate and the provision (benefit) for income taxes as a percentage of pretax income from continuing operations for each year is as follows:

                                               2003        2002         2001
Federal statutory rate                       (34.0%)       34.0%      (34.0%)
State and local income taxes, net                .1%       12.2%        12.6%
   of federal income tax benefit
Goodwill amortization                            --         7.4%        10.8%
Valuation allowance increase (decrease)          --     (208.1%)        20.2%
Other                                            .1%        0.4%         0.8%
                                        -------------------------------------
Effective rate                               (33.8%)    (154.1%)        10.4%
                                        =====================================



The Company's net deferred tax assets are comprised of the following:


                                                February 28, 2003    February 28, 2002
Current:
     Allowance for doubtful accounts           $             711    $             331
     Accrued expenses                                      1,076                  148
                                                -----------------    -----------------
                                                           1,787                  479
                                                -----------------    -----------------

Non-Current:
     Revenue recognition                                      16                   24
     Net operating loss carryforward                       1,551                1,569
     Depreciation and amortization                          (407)                 207
     TLCS guarantee                                          916                   --
                                                -----------------    -----------------
                                                           2,076                1,800
                                                -----------------    -----------------

                                               ---------------------------------------
                                               $           3,863    $           2,279
                                                =================    =================

Prior to the year ended February 28, 2002, the Company had provided a valuation allowance for the full amount of its deferred tax assets, because of the substantial uncertainties associated with the Company's ability to realize a deferred tax benefit due to its financial condition. However, based on the Company's expected profitability, the valuation allowance of $2,952 was eliminated in fiscal 2002.

Management believes that it is more likely than not that the Company's deferred tax assets will be realized through future profitable operations. This is based upon the fact that the company has had profitable operations in each of its quarters since September 1, 2000 through the third quarter ended November 30, 2003, which quarterly results were profitable before a charge for the TLCS guarantee. Losses were incurred in the fourth quarter of fiscal 2003 due to an unexpected shortfall in hospital patient volumes, which volumes appear to be returning in the second quarter of fiscal 2004. Management believes that it will return to profitable operations during fiscal 2004 and, accordingly, it is more likely than not that it will realize its deferred tax assets. As of February 28, 2003, the Company has a Federal net operating loss of approximately $4,563 which expires in 2020 through 2023.

9.   COMMITMENTS AND CONTINGENCIES

Lease Commitments:

Future minimum rental payments under noncancellable operating leases relating to office space and equipment rentals that have an initial or remaining lease term in excess of one year as of February 28, 2003 are as follows:

                   Year Ending February 28,

                             2004               $      1,384
                             2005                      1,171
                             2006                        897
                             2007                        694
                             2008                        593
                          Thereafter                      57
                                                 ------------
                 Total minimum lease payments   $      4,796
                                                 ============


Certain operating leases contain escalation clauses with respect to real estate taxes and related operating costs.

Rental expense was approximately $1,504, $1,176 and $873 in fiscal 2003, 2002 and 2001, respectively.

Capital lease obligations represent obligations under various equipment leases with variable interest rates. The minimum annual principal payments for the capital lease obligations are as follows as of February 28, 2003:

               Year Ending February 28,

               2004                                      $       103
               2005                                               22
                                                         ------------
               Total minimum lease payments                      125
               Less: amount representing interest                  7
                                                         ------------
               Present value of net minimum
               payments (including short-term
               obligations of $ 98)                         $    118
                                                         ============

Employment Agreements:


In November 2002, the Company entered into amended employment agreements with two of its officers, under which they will receive annual base salaries of $302 and $404, respectively. Their employment agreements are automatically extended at the end of each fiscal year and are terminable by the Company.


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


If a "change of control" (as defined in the agreements) were to occur and cause the respective employment agreements to terminate, the Company would be required to make lump sum severance payments of $906 and $1,212, respectively to the officers who amended their employment contracts in November 2002. In addition, the Company would be liable for payments to other officers, of which such payments are immaterial.


Litigation


The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business. Management and legal counsel periodically review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred, and the availability and extent of insurance coverage and established reserves. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on these reviews and the likely disposition of the lawsuits, these matters will not have a material effect on the Company's financial position, results of operations or cash flows.


10.  STOCKHOLDERS' EQUITY

Convertible Preferred Stock Offering

On February 26, 2003, the Company announced it was offering to sell 4,000 shares of 7% Convertible Series A Preferred Stock at a cost of $500 per share to certain accredited investors in an offering exempt from registration under the Securities Act of 1933, as amended.

Each share of the Preferred Stock may be converted at any time by the holder after April 30, 2003 at a conversion price equal to the lower of (i) 120% of the weighted average closing price of the Company's common stock on the American Stock Exchange during the ten trading day period ending April 30, 2003, and (ii) 120% of the weighted average closing price of the Company's common stock on the American Stock Exchange during the ten trading day period ending on the date the Company accepts a purchaser's subscription for shares, subject in either case to adjustment in certain events. As of May 2, 2003, 2,000 shares were sold with a conversion price of $.73 per share.
The Preferred Stock will be redeemed by the Company on April 30, 2009 at $500 per share, plus all accrued dividends. At any time after April 30, 2004, the Company may redeem all or some of a purchaser's shares of Preferred Stock, if the weighted average closing price of the Company's common stock during the ten trading day period ending on the date of notice of redemption is greater than 200% of the conversion price of such purchaser's shares of Preferred Stock.

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

Stock Options

1993 Stock Option Plan


During the year ended February 28, 1994, the Company adopted a stock option plan (the "1993 Stock Option Plan"). Stock options issued under the 1993 Stock Option Plan may be incentive stock options ("ISO's") or non-qualified stock options ("NQSO's"). This plan replaced the 1986 Non- Qualified Plan and the 1983 Incentive Stock Option Plan which terminated in 1993 except as to options then outstanding. Employees, officers, directors and consultants are eligible to participate in the 1993 Stock Option Plan. Options are granted at not less than the fair market value of the Common Stock at the date of grant and vest over a period of two years.


A total of 2,227,750 stock options were granted under the 1993 Stock Option Plan, at prices ranging from $.50 to $3.87, of which 809,000 remain outstanding at February 28, 2003.

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


Since inception, a total of 7,712,563 stock options were granted under the 1994 Performance-Based Stock Option Plan, at option prices ranging from $.53 to $3.14, of which 3,211,849 remain outstanding at February 28, 2003.

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

A total of 1,543,083 stock options were granted under the 1998 Stock Option Plan, at exercise prices ranging from $.23 to $2.40, of which 650,333 remain outstanding at February 28, 2003.

2000 Stock Option Plan


During Fiscal 2001, the Company adopted a stock option plan (the "2000 Stock Option Plan") under which an aggregate of three million shares of common stock are reserved for issuance. Both key employees and non-employee directors, except for members of the compensation committee, are eligible to participate in the 2000 Stock Option Plan.


A total of 400,000 stock options were granted under the 2000 Stock Option Plan at an exercise price of $1.02 of which all are outstanding as of February 28, 2003.


Information regarding the Company's stock option activity is summarized below:


                                            Stock Option   Option Price  Weighted Average
                                               Activity                    Exercise Price
Options outstanding as of March 1, 2000       5,634,122   $.25 - $2.06
 Granted                                         41,500   $.23 - $.28               $0.26
 Exercised                                           --
 Terminated                                    (826,940)  $.41 - $1.75              $1.53
                                           -------------
Options outstanding as of February 28, 2001   4,848,682   $.23 - $2.06              $0.61
 Granted                                        507,500   $.56 - $1.02              $1.00
 Exercised                                           --   --
 Terminated                                    (220,000)  $.23 - $2.06              $1.92
                                           -------------
Options outstanding as of February 28, 2002   5,136,182   $.25 - $1.02              $0.59
 Granted                                         45,000   $.85 - $2.40              $1.46
 Exercised                                     (103,333)  $.50 - $.56               $0.50
 Terminated                                      (6,667)      $.56                  $0.56
                                           -------------

Options outstanding as of February 28, 2003   5,071,182   $.25 - $2.40              $0.59
                                           =============


Included in the outstanding options are 986,699 ISO's and 3,845,182 NQSO's which were exercisable at February 28, 2003.

The following tables summarize information about stock options outstanding at February 28, 2003:


   Range of       Number        Weighted Average    Weighted        Number       Weighted
   Exercise      Outstanding        Remaining        Average      Exercisable     Average
     Prices                     Contractual Life     Exercise                    Exercise
                                     (In Years)         Price                       Price
$.23 to $.49         216,500                6.7         $0.34        216,500        $0.35
$.50 to $1.50      4,839,682                6.1         $0.60      4,615,381        $0.53
    $2.40             15,000                9.3         $2.40          5,000        $2.40
               ---------------------------------------------------------------------------
                   5,071,182                6.1         $0.59      4,836,881        $0.52
               ===========================================================================





Pro Forma Information

The Company applies the intrinsic value method in accounting for its stock-based compensation. Had the Company measured compensation under the fair value method for stock options granted, the Company's net (loss) income and net (loss) income per share basic and diluted would have been as follows:


                                                                  Fiscal Year Ended
-------------------------------------------------------------------------------------------------------
                                               February 28, 2003  February 28, 2002  February 28, 2001

Net (loss) income- as reported                   $        (2,833)   $         3,593    $        (1,066)
Net (loss) income - pro forma                             (2,892)             3,495             (1,076)

Basic (loss) income per share as reported        $         (0.12)   $          0.15    $         (0.05)
Basic (loss) income per share pro forma                    (0.12)              0.15              (0.05)
Diluted (loss) income per share as reported                (0.12)              0.14              (0.05)
Diluted (loss) income per share pro forma                  (0.12)              0.14              (0.05)


The fair value of each option grant was estimated on the date of grant using the Black-Scholes Option pricing model with the following assumptions used for grants in fiscal 2003, 2002 and 2001, respectively. Risk-free interest rates of 4.7%, 4.5% and 5.1%; dividend yield of 0% for each year; expected lives of 10 years for each year and volatility of 96%, 89% and 105%.


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


11.  EMPLOYEE 401(K) SAVINGS PLAN


The Company maintains an Employee 401(k) Savings Plan. The plan is a defined contribution plan which is administered by the Company. All regular, full-time employees are eligible for voluntary participation upon completing one year of service and having attained the age of twenty-one. The plan provides for growth in savings through contributions and income from investments. It is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Plan participants are allowed to contribute a specified percentage of their base salary. However, the Company retains the right to make optional contributions for any plan year. Optional contributions were not made in Fiscal 2003, 2002 and 2001.

12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data for Fiscal 2003 and 2002 are as follows (in thousands, except per share data):

Year ended February 28, 2003               First Quarter  Second Quarter   Third Quarter   Fourth Quarter

Total revenues                                   $37,699         $38,979          $38,282          $33,759
                                           ----------------------------------------------------------------

Net (loss) income                                   $427            $442          $(1,249)     $(1) (2,454)
                                           ================================================================

(Loss) earnings per common share-basic             $0.02           $0.02           $(0.05)          $(0.10)
                                           ================================================================

(Loss) earnings per common share-diluted           $0.02           $0.02           $(0.05)          $(0.10)
                                           ================================================================

Year ended February 28, 2002               First Quarter  Second Quarter   Third Quarter   Fourth Quarter

Total revenues                                   $35,461         $38,561          $38,530          $36,862
                                           ----------------------------------------------------------------

Net income                                           $42            $510             $709       $(2) 2,332
                                           ================================================================

Earnings per common share - basic                  $0.00           $0.02            $0.03            $0.10
                                           ================================================================

Earnings per common share - diluted                $0.00           $0.02            $0.03            $0.09
                                           ================================================================



(1) In the fourth quarter of fiscal 2003, the Company recorded a charge of approximately $900 for workers compensation liabilities.

(2) In the fourth quarter of fiscal 2002, the Company reversed its valuation allowance on deferred income taxes of $2,952.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
-------------------------------------
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

                                                             Fiscal Year Ended
                                          -------------------------------------------------------
                                          February 28, 2003  February 28, 2002 February 28, 2001
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Balance, beginning of period               $            830   $         1,344   $          2,528

Additions charged to costs and expenses               1,629               400                849

Deductions                                             (675)             (914)            (2,033)
                                            ----------------   ---------------   ----------------

Balance, end of period                     $          1,784   $           830   $          1,344
                                            ================   ===============   ================


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ------------------------------------------------
        ACCOUNTING AND FINANCIAL DISCLOSURE
        -----------------------------------


On November 14, 2001, the Company filed Form 8-K indicating that on November 6, 2001, the accounting firm of Deloitte and Touche, LLP was dismissed and would not be engaged to audit the Company's consolidated financial statements for the year ended February 28, 2002. The Company has appointed PricewaterhouseCoopers, LLP as its independent audit firm for its 2002 and 2003 fiscal years.


PART III
--------

The information required by Items 10, 11, 12 and 13 is included in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this Report is filed, and which information is incorporated herein by reference.

PART IV
-------

ITEM 14. CONTROLS AND PROCEDURES
         -----------------------

Within the 90-day period prior to the filing of this report, the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls, and procedures as defined in the Exchange Act Rule 13a-14(c). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes in internal control, or in factors that could significantly affect internal controls, subsequent to the date of the Chief Executive Officer and Chief Financial Officer completed their evaluation.



ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         -------------------------------------------
         REPORTS ON FORM 8-K
         -------------------

(A)  Financial Statements and Financial Statement Schedules

The financial statements, including the supporting schedules, filed as part of the report, are listed in the Table of Contents to the Consolidated Financial Statements.

(B)  Reports on 8-K

     February 27, 2003 - Announcement that it will offer up to 4,000 shares of 7% Convertible Series A Preferred Stock at a price of $500 per share to certain accredited investors in an offering exempt from registration under the Securities Act of 1933, as amended.

     June 2, 2003 - Announcement of fourth quarter and fiscal year end February 28, 2003 results of operations.


(C)  Exhibits

The Exhibits filed as part of the Report are listed in the Index to Exhibits below.

D. EXHIBIT INDEX


Exhibit No.                                             Description
-----------                                             -----------
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

10.27                 Stock Option Agreement, dated December 1, 1998, under the Company's 1993 Stock Option Plan, between the
                      Company and Edward Teixeira. (K)

See Notes to Exhibits




Exhibit No.                                             Description
-----------                                             -----------
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

10.43                 Amendment, dated as of October 31, 1991, to the Employment Agreement between the Company and David
                      Savitsky. (A)

10.44                 Amendment, dated as of January 3, 1992, to the Employment Agreement between the Company and David
                      Savitsky. (A)

10.45                 Amendment, dated as of December 7, 1992, to the Employment Agreement between the Company and David
                      Savitsky. (A)

10.54                 Amended and Restated Loan and Security Agreement, dated as of January 8, 1997, between the Company, its subsidiaries and Mellon Bank, N.A. (M)


Exhibit No.                                             Description
-----------                                             -----------

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


See Notes to Exhibits




Exhibit No.                                             Description
-----------                                             -----------
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

10.92                 Distribution agreement, dated as of October 20, 1999, between the Company and TLCS.(O)

10.93                 Tax Allocation agreement dated as of October 20, 1999, between the Company and TLCS. (O)

See Notes to Exhibits

Exhibit No.                                             Description
-----------                                             -----------

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

10.111                Loan and Security Agreement dated April 6, 2001 between the Company and HFG Healthco-4 LLC (W)

10.112                Receivables Purchase and Transfer Agreement dated April 6, 2001 between the Company and HFG Healthco-4
                      LLC (W)

10.113                Asset purchase agreement dated October 5, 2001, between the Company and Doctors' Corner and Healthcare
                      Staffing, Inc. (U)

10.114                Asset purchase agreement dated January 31, 2002, between the Company and Direct Staffing, Inc. and DSS
                      Staffing Corp. (V)

10.115                Amendment to Employment agreement dated November 28, 2001 between the Company and Stephen Savitsky (Y)

10.116                Amendment to Employment agreement dated November 28, 2001 between the Company and David Savitsky (Y)

10.117                Amendment to Employment agreement dated December 18, 2001 between the Company and Edward Teixeira (Y)

10.118                Amendment to Employment agreement dated May 24, 2002 between the Company and Alan Levy (Y)

10.119                Loan and Security Agreement dated November 7, 2002 between the Company and HFG Healthco-4 LLC (Z)


---------------------------
See Notes to Exhibits

Exhibit No.                                             Description
-----------                                             -----------

21.                   Subsidiaries of the Company. *

23.1                  Consent of PricewaterhouseCoopers LLP*

23.2                  Consent of Deloitte & Touche, LLP*

24.                   Powers of Attorney. *

99.1                  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002.*

99.2                  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002.*


---------------------------
See Notes to Exhibits

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

                                NOTES TO EXHIBIT
                                ----------------

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

(V) Incorporated by reference to the Company's Form 8-K (File No. 0-11380) filed with the Commission on February 19, 2002.

(W) Incorporated by reference to the Company's Form 10-K/A (File No. 0-11380) filed with the Commission on June 28, 2001.

(X) Incorporated by reference to the Company's Form Def 14A (File No. 0-11380) filed with the Commission on June 27, 2001.

(Y) Incorporated by reference to the Company's Form 10-K for the year ended February 28, 2002 (File No. 0-11380) filed with the Commission on June 10, 2002.

(Z) Incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 2002 (File No. 0-11380) filed with the Commission on January 21, 2003

*    Incorporated herein

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ATC HEALTHCARE, INC.
                                             By:  /S/  DAVID SAVITSKY
                                                --------------------------------
                                                  David Savitsky
                                                  Chief Executive Officer

Dated:  June 13, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                     TITLE                                     DATE

/S/ DAVID SAVITSKY                           Chief Executive Officer                    June 13, 2003
------------------
David Savitsky                               (Principal Executive
                                             Officer) and Director

/S/  ALAN LEVY                               Senior Vice President, Finance,            June 13, 2003
--------------
Alan Levy                                    Chief Financial Officer and Treasurer
                                             (Principal Financial and Accounting
                                             Officer)

/S/  STEPHEN SAVITSKY                        President and Chairman of the Board        June 13, 2003
---------------------
Stephen Savitsky


*                                            Director                                   June 13, 2003
---------------------------
Bernard J. Firestone, Ph. D.

*                                            Director                                   June 13, 2003
---------------------------
Jonathan Halpert, Ph. D.

*                                            Director                                   June 13, 2003
---------------------------
Donald Meyers

*By:       /S/  DAVID SAVITSKY
           -------------------
                David Savitsky
                Attorney-in-Fact