Form 10-Q
period 2003-05-31
ATC HEALTHCARE INC /DE/
filed 2003-07-15
CIK 720480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED MAY 31, 2003, OR

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes            No  X

The number of shares of Class A Common Stock and Class B Common Stock outstanding on July 14, 2003 were 23,615,706 and 256,191 shares, respectively.

                      ATC HEALTHCARE, INC. AND SUBSIDIARIES


                                      INDEX




                                                                                                                PAGE NO.
                                                                                                                -------


PART I.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets
          May 31, 2003(unaudited) and February 28, 2003                                                              3

          Condensed Consolidated Statements of Operations (unaudited)
          Three months ended May 31, 2003 and 2002                                                                   4

          Condensed Consolidated Statements of Cash Flows (unaudited)
          Three months ended May 31, 2003 and 2002                                                                   5

          Notes to Condensed Consolidated Financial Statements (unaudited)                                        6-10

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                          11-16

ITEM 3.   QUANTITATIVE AND QUALITATIVE DESCRIPTION
          OF MARKET RISK                                                                                            17

Item 4.    CONTROLS AND PROCEDURES                                                                                  17

PART II.  OTHER INFORMATION                                                                                         18

ITEM 1.   LEGAL PROCEDINGS                                                                                          18

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                                          18


                                       2

PART I.  FINANCIAL INFORMATION
ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                            May 31, 2003     February 28, 2003
                                                                            (Unaudited)
                                                                         ------------------- --------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                        $ 786                $ 585
     Accounts receivable, less allowance
          for doubtful accounts of $1,446
          and $1,784, respectively                                                   26,348               26,876
     Deferred income taxes                                                            1,787                1,787
     Prepaid expenses and other current assets                                        3,308                3,087
                                                                         ------------------- --------------------
               Total current assets                                                  32,229               32,335

Fixed assets, net                                                                     2,448                2,670
Intangibles                                                                           7,132                7,186
Goodwill                                                                             33,129               33,449
Deferred income taxes                                                                 2,188                2,076
Other assets                                                                            827                  899
                                                                         ------------------- --------------------
      Total assets                                                                  $77,953              $78,615
                                                                         =================== ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                $1,137               $1,332
     Accrued expenses                                                                 6,410                6,192
     Book overdraft                                                                   3,204                2,580
     Current portion of due under bank financing                                        635                  679
     Current portion of notes and guarantee payable                                     720                  896
                                                                         ------------------- --------------------
               Total current liabilities                                             12,106               11,679

Notes and guarantee payable                                                          31,609               31,463
Due under bank financing                                                             22,832               24,249
Other liabilities                                                                        77                   78
                                                                         ------------------- --------------------
      Total liabilities                                                              66,624               67,469
                                                                         ------------------- --------------------

Commitments and contingencies

Convertible Series A Preferred Stock ($.01 par value 4,000 shares authorized,
  2,000 and 1,200 shares issued and
  outstanding at May 31, 2003 and February 28, 2003, respectively)                    1,018                  600
                                                                         ------------------- --------------------

STOCKHOLDERS' EQUITY:
Class A Common Stock - $.01 par value; 50,000,000 shares authorized; 23,615,706 and 23,582,552 shares issued and outstanding at May 31, 2003
   and February 28,  2003, respectively                                                 235                  235
Class B Common Stock - $.01 par value;
   1,554,936 shares authorized;
   256,191 shares issued and outstanding at May 31, 2003
   and February 28, 2003, respectively                                                    3                    3
Additional paid-in capital                                                           13,679               13,679
Accumulated deficit                                                                 (3,606)              (3,371)
                                                                         ------------------- --------------------
      Total stockholders' equity                                                     10,311               10,546
                                                                         ------------------- --------------------
      Total liabilities and stockholders' equity                                    $77,953              $78,615
                                                                         =================== ====================

            See notes to condensed consolidated financial statements.


ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

                                                                           For the Three Months
                                                                                Ended

                                                                           May 31,       May 31,
                                                                            2003           2002
                                                                            ----           ----
REVENUES:

     Service revenues                                                         $34,043      $37,699
------------------------------------------------------------------------ ------------- ------------

COSTS AND EXPENSES:
     Service costs                                                             26,562       28,716
     General and administrative expenses                                        6,408        7,172
     Depreciation and amortization                                                587          350
------------------------------------------------------------------------ ------------- ------------
        Total operating expenses                                               33,557       36,238
------------------------------------------------------------------------ ------------- ------------

INCOME FROM OPERATIONS                                                            486        1,461
------------------------------------------------------------------------ ------------- ------------

INTEREST AND OTHER EXPENSES (INCOME):
     Interest expense, net                                                        848          736
     Other  expense (income), net                                                (32)            1
------------------------------------------------------------------------ ------------- ------------
       Total interest and other expenses                                          816          737
------------------------------------------------------------------------ ------------- ------------

(LOSS) INCOME BEFORE INCOME TAXES                                               (330)          724

INCOME TAX (BENEFIT)  PROVISION                                                 (112)          297
------------------------------------------------------------------------ ------------- ------------

NET (LOSS) INCOME                                                               (218)          427

Dividends accreted to Preferred Shareholders                                       17           --
------------------------------------------------------------------------ ------------- ------------

NET (LOSS) INCOME  ATTRIBUTABLE TO COMMON SHAREHOLDERS                        $ (235)        $ 427
======================================================================== ============= ============

(LOSS) EARNINGS PER COMMON SHARE - BASIC:                                     $ (.01)        $ .02
======================================================================== ============= ============

(LOSS) EARNINGS  PER COMMON SHARE - DILUTED:                                  $ (.01)        $ .02
======================================================================== ============= ============
WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING
     Basic                                                                     23,859       23,747
======================================================================== ============= ============
     Diluted                                                                   23,859       27,516
======================================================================== ============= ============


                                          See notes to condensed consolidated financial statements.


ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                                May 31,          May 31,
                                                                                  2003             2002
                                                                            -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
            Net (loss) income                                                     $   (218)            $ 427
            Adjustments to reconcile net (loss) income to net cash provided by operations:
                     Depreciation and amortization                                     646               390
                           Deferred income taxes                                      (112)               --
                           In kind interest                                            228                --
                           Accrued interest on acquisition notes payable                --               217
            Changes in operating assets and liabilities:
                     Accounts receivable                                               528               491
                     Prepaid expenses and other current assets                        (221)             (360)
                     Other assets                                                       10
                                                                                                         (43)
                     Accounts payable and accrued expenses
                                                                                         7                24
                     Other long-term liabilities                                        (1)               (5)
                                                                              ---------------------------------
                      Net cash provided by operating activities                        867             1,141
                                                                              ---------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

            Capital expenditures                                                      (138)             (154)
            Finalization of acquisition purchase price                                 150                --
            Acquisition of business                                                     --               (50)
            Cash received for repayment of notes receivable                             --                21

                                                                              ---------------------------------
                      Net cash provided by (used in) investing activities               12             (183)
                                                                              ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Repayment of notes and capital lease obligations                        (1,547)             (986)
            Repayment of term loan facility                                           (417)               --
            Issuance of common and preferred stock                                     401                50
            Book overdraft                                                             624                --
            Borrowings (payments) under credit facility                                261              (922)
                                                                              ---------------------------------
                       Net cash used in financing activities                          (678)           (1,858)
                                                                              ---------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   201             (900)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           585             1,320

                                                                              ---------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $786              $420
                                                                              =================================

Supplemental Data:
   Interest paid                                                                      $431            $  503
                                                                              =================================
   Income taxes paid                                                                  $ 86             $  24
                                                                              =================================


     See notes to condensed consolidated financial statements.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in Thousands, Except Where Indicated Otherwise, and for Per Share Amounts)

1. FINANCIAL STATEMENTS - The accompanying condensed consolidated financial statements as of May 31, 2003 and for the three months ended May 31, 2003 and 2002 are unaudited. In the opinion of management, all adjustments, consisting of only normal and recurring accruals, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented have been included. The condensed consolidated balance sheet as of February 28, 2003 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The accompanying condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of ATC Healthcare, Inc. (the "Company") for the year ended February 28, 2003. Certain prior period amounts have been reclassified to conform with the May 31, 2003 presentation.

The results for the three-month period ended May 31, 2003 are not necessarily indicative of the results for the full year ending February 29, 2004.

2. EARNINGS PER SHARE -Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding for the applicable period. Diluted earnings (loss) per share is computed using the weighted average number of common shares plus common equivalent shares outstanding, unless the inclusion of such common equivalent shares would be anti-dilutive. Earnings per share for the three months ended May 31, 2002 include common stock equivalents of 3,769,210 shares relating to the dilutive effect of stock options. For the three months ended May 31, 2003, common stock equivalents would have been anti-dilutive.

3. PROVISION (BENEFIT) FOR INCOME TAXES - Management believes that it is more likely than not that the Company's deferred tax assets will be realized through future profitable operations. This is based upon the fact that the company has had profitable operations in each of its quarters since September 1, 2000 through the third quarter ended November 30, 2003, which quarterly results are profitable before a charge for the guarantee of certain debt of a former related party, Tender Loving Care Health Care Services, Inc. ("TLCS"). Losses incurred in the fourth quarter of fiscal 2003 and first quarter of fiscal 2004 were primarily due to an unexpected shortfall in hospital patient volumes, which volumes appear to be returning in the second quarter of fiscal 2004.
 Management believes that it will return to profitable operations during fiscal 2004. As of February 28, 2003, the Company has a Federal net operating loss of approximately $2.4 million which expires in 2020 through 2023.

4. RECENT ACQUISITIONS - In January 2002, the Company purchased substantially all of the assets of Direct Staffing, Inc. ("DSI"), a licensee of the Company serving the territory consisting of Westchester County, New York and Northern New Jersey, and DSS Staffing Corp. ("DSS"), a licensee of the Company serving New York City and Long Island, New York for a purchase price of $30,195. These two licensees were owned by an unrelated third party and by a son and two sons-in-law of the Company's Chairman of the Board of Directors who have received an aggregate 60% of the proceeds of the sale. Under the original purchase agreement, the Company had agreed to pay contingent consideration equal to the amount by which (a) the product of (i) Annualized Revenues (as defined in the purchase agreement) and (ii) 5.25 exceeds (b) $17,220, but if and only if the resulting calculation exceeds $20 million. However, under the June 13, 2003 amendment discussed below, the obligation was terminated.

The Company has obtained a valuation on the tangible and intangible assets associated with the transaction and has allocated $6,400 to customer lists (which is being amortized over 10 years), $200 to a covenant not to compete (which is being amortized over 8 years) and the remaining balance to goodwill.

The purchase price was initially evidenced by two series of promissory notes issued to each of the four owners of DSS and DSI. The first series of notes (the "First Series"), in the aggregate principal amount of $12,975, bore interest at the rate of 5% per annum and was payable in 36 consecutive equal monthly installments of principal, together with interest thereon, with the first installment becoming due on March 1, 2002. The second series of notes (the "Second Series"), in the aggregate principal amount of $17,220, bore interest at the rate of 5% per annum and was payable as follows: $11 million, together with interest thereon, on April 30, 2005 (or earlier if certain capital events occur prior to such date) and the balance in 60 consecutive equal monthly installments of principal, together with interest thereon, with the first installment becoming due on April 30, 2005. Payment of both the First Series and the Second Series was collateralized by a second lien on the assets of the acquired licensees.

On June 13, 2003, the debt between the Company and the noteholders was amended to reduce the aggregate monthly payments and extend the terms thereof. In connection therewith, the subordination agreement between the Company, the noteholders and the Company's primary lender was also amended. The two series of promissory notes to the former owners of DSS and DSI have been condensed into one series of notes. One of the promissory notes is for a term of seven years, in the principal amount of $8,578, bears interest at the rate of 5% per annum, with a minimum monthly payment (including interest) of $40, with the first installment becoming due on June 13, 2003, and minimum monthly payments (including interest) of $80 beginning on June 1, 2004, thereafter, with a balloon payment of $3,700 due on May 7, 2007. The balance on the first note after the balloon payment is payable in minimum monthly installments of $80 over the remaining three years of the note, subject to certain limitations under the amended subordination agreement. The other three promissory notes are for ten years, in the aggregate principal amount of $17,491, bear interest at the rate of 5% per annum, with minimum monthly payments (including interest) of $25, in the aggregate, with the first installment becoming due on June 13, 2003, and minimum monthly payments (including interest) of $51, in the aggregate beginning on June 1, 2004, thereafter. Any unpaid balances at the end of the note terms will be due at that time. If the Company achieves certain financial ratios, its minimum monthly payments under all four of the notes will be increased, as provided in the amended subordination agreement. Payment of the notes is collateralized by a second lien on the assets of the original franchises. In conjunction with the amendment of the notes, one of the note holders reduced his note by approximately $2,800, subject to the Company's compliance with the modified subordination agreement.

In June 2002 the Company bought out a management contract with a company ("Travel Company") which was managing its travel nurse division. The purchase price of $620 is payable over two years beginning in December 2002. The Company is amortizing the cost of the buyout over the five years that were remaining on the management contract.

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

5. DEBT - During April 2001, the Company entered into a Financing Agreement with a lending institution, whereby the lender agreed to provide a revolving credit facility of up to $25 million. The Financing Agreement was amended in October 2001 to increase the facility to $27.5 million. Amounts borrowed under the New Financing Agreement were used to repay $20,636 of borrowing on its existing facility. As a result, the Company recognized a loss of approximately $850 (before a tax benefit of $341), which includes the write-off of deferred financing costs and an early termination fee.

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

As of May 31, 2003 and 2002, the outstanding balance on the revolving credit facility was $21,253 and $22,678, respectively. The Company had outstanding borrowings under the term loan of $2,215 as of May 31, 2003. The Company has an outstanding letter of credit of $800 at May 31, 2003.

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

6. REVENUE RECOGNITION - A substantial portion of the Company's service revenues are derived from a unique form of franchising under which independent companies or contractors ("licensees") represent the Company within a designated territory. These licensees assign Company personnel, including registered nurses and therapists, to service clients using the Company's trade names and service marks. The Company pays and distributes the payroll for the direct service personnel who are all employees of the Company, administers all payroll withholdings and payments, bills the customers and receives and processes the accounts receivable. The revenues and related direct costs are included in the Company's consolidated service revenues and operating costs. The licensees are responsible for providing an office and paying related expenses for administration including rent, utilities and costs for administrative personnel.

The Company pays a monthly distribution or commission to its domestic licensees based on a defined formula of gross profit generated. Generally, the Company pays licensees approximately 55% (60% for certain licensees who have longer relationships with the Company). There is no payment to the licensees based solely on revenues. For the three months ended May 31, 2003 and 2002, total licensee distributions were approximately $1,777 and $2,340, respectively, and are included in the general and administrative expenses.

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

Revenues generated from the sales of licensees and initial licensee fees are recognized upon signing of the licensee agreement, if collectibility of such amounts is reasonably assured, since the Company has performed substantially all of its obligations under its licensee agreements by such date. Included in revenues for the three months ended May 31, 2003 and 2002 is $0 and $430, respectively, of licensee fees.

7. INTANGIBLE ASSETS - On March 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Intangible Assets" (SFAS
142). SFAS 142 includes requirements to annually test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, the Company no longer amortizes goodwill and indefinite lived intangibles.

8. CONTINGENCIES

The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of business. Management believes the disposition of the lawsuits will not have a material effect on its financial position, results of operations or cash flows.

9. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 "Rescission of FAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002". This Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS No. 145 in fiscal 2003.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for fiscal years beginning after December 31, 2002. The adoption of SFAS No. 146 had no impact on the consolidated financial statements.

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


In November 2002, the FASB issued Interpretation 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees issued or modified subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. There has been no impact from the adoption of this pronouncement.


In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, ("FAS 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. There has been no impact from the adoption of this pronouncement.


10. Recent Sales of Unregistered Securities - On March 10, 2003, the Company sold 300 shares of its 7% Convertible Series A Preferred Stock ("the Preferred Stock") and received cash proceeds of $150,000. The purchasers of the stock were two executive officers of the Company. This stock is convertible to Common Stock at the price of $.80 per share which is 120% of the weighted average market close price of the Company's Common Stock for the ten day trading period ending on the date of the purchase of the Convertible Preferred Stock. On April 30, 2003, the Company sold 500 shares of its 7% Convertible Series A Preferred Stock ("the Preferred Stock") and received cash proceeds of $250,000. The purchasers of the stock were two executive officers of the Company and two accredited investors. This stock is convertible to Common Stock at the price of $.93 per share which is 120% of the weighted average market close price of the Company's Common Stock for the ten day trading period ending on the date of the purchase of the Convertible Preferred Stock.


11. Pro Forma Information - The Company applies the intrinsic value method in accounting for its stock-based compensation. Had the Company measured compensation under the fair value method for stock options granted, the Company's net (loss) income and net (loss) income per share basic and diluted would have been as follows:


                                                                        Quarter Ended
                                                           May 31, 2003          May 31, 2002

Net (loss) income- as reported                                   $ (218)               $ 427
Net (loss) income - pro forma                                      (218)                 395
Basic (loss) income per share as reported                       $ (0.01)              $ 0.02
Basic (loss) income per share pro forma                           (0.01)                0.02
Diluted (loss) income per share as reported                       (0.01)                0.02
Diluted (loss) income per share pro forma                         (0.01)                0.02

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

Results of Operations

Total revenues decreased by $3.7 million or 9.7% for the three months ended May 31, 2003 ("the 2003 period") to $34.0 million from $37.7 million for the three months ended May 31, 2002 ("the 2002 period"). Same store sales for locations open during the last two fiscal years decreased 16.3% due to the fact that demand for temporary nurses is going through an unexpected short-term period of contraction as hospitals began experiencing flat to declining admission rates.

Service costs were 78.0% and 76.2% of total revenues for the 2003 and 2002 periods, respectively. Margins have declined because of the decreased demand causing pressure on margins and increased insurance costs. Service costs represent the direct costs of providing services to patients or clients, including wages, payroll taxes, travel costs, insurance costs, medical supplies and the cost of contracted services.

General and administrative expenses were $6.4 million for the 2003 period versus $7.2 million for the 2002 period. General and administrative costs, expressed as a percentage of total revenues, were 18.9% and 19.0% for the 2003 and 2002 periods, respectively. The decrease in the 2003 period is primarily due to decreased royalty payments to licensees due to decreased revenues.

Interest expense,(net) for the 2003 period increased to $848 from $736 in the 2002 period primarily due to the interest costs associated with the Company's term loan facility and to increased interest rates associated with its revolving line of credit.

Liquidity and Capital Resources

Cash and cash equivalents increased by $201 as of May 31, 2003 as compared to February 28, 2003 as a result primarily of cash provided by operations of $867 offset by cash used in financing activities of $678.

In April 2001, the Company obtained a new financing facility (the "Facility") with a new lending institution for a $25 million, three year term, revolving loan, $20.6 million of which was used to pay down borrowings under the Company's previous financing facility. The Facility limit was increased to $27.5 million in October 2001. Under the Facility, the Company may borrow amounts up to 85% of the Company's eligible accounts receivable subject to a maximum of $27.5 million. Interest on borrowings under the Facility is at the annual rate of 3.65% over LIBOR in addition to a .5% annual fee for the unused portion of the total loan availability. The Company recorded a charge of approximately $500 thousand (net of an income tax benefit of $300 thousand) in the first quarter of the fiscal year ended February 2002 as a result of the write-off of previously deferred costs and an early prepayment fee associated with termination of the former Facility.

In November 2002, the lending institution with which the Company has the Facility, increased the revolving credit line to $35 million and provided for an additional term loan facility totaling $5 million. Interest accrues at a rate of 3.95% over LIBOR on the revolving credit line and 6.37% over LIBOR on the term loan facility. The New Facility expires in November 2005. The term loan facility is for acquisitions and capital expenditures. Repayment of this additional term facility will be in 36 equal monthly installments.

 In November 2002, the interest rates were revised to 4.55% over LIBOR on the revolving line and 7.27% over LIBOR on the term loan facility as part of a loan modification.

On June 13, 2003, the Company received a waiver from the lender for non-compliance with certain Facility covenants as of February 28, 2003. Interest rates on both the revolving line and term loan facility were increased 2% and can decrease if the Company meets certain financial criteria. In addition, certain financial ratio covenants were modified. The additional interest is not payable until the current expiration date of the Facility which is November 2005.

At the same time, the lender and DSS and DSI note holders amended the subordination agreements. As a result of that amendment, the two series of promissory notes to the former owners of DSS and DSI have been condensed into one series of notes. One of the promissory notes is for a term of seven years, in the principal amount of $8,578,105, bears interest at the rate of 5% per annum, with a minimum monthly payment (including interest) of $40 with the first installment becoming due on June 13, 2003, and minimum monthly payments (including interest) of $80 beginning on June 1, 2004, thereafter, with a balloon payment of $3,700 due on May 7, 2007. The balance on the first note after the balloon payment is payable in minimum monthly installments of $80,000 over the remaining 3 years of the note, subject to certain limitations under the amended subordination agreement. The other three promissory notes are for ten years, in the aggregate principal amount of $17,491, bear interest at the rate of 5% per annum, with minimum monthly payments (including interest) of $25 in the aggregate, with the first installment becoming due on June 13, 2003, and minimum monthly payments (including interest) of $51 in the aggregate beginning on June 1, 2004, thereafter. Any unpaid balances at the end of the note terms will be due at that time. If the Company achieves certain financial ratios, its minimum monthly payments under all four of the notes will be increased, as provided in the amended subordination agreement. Payment of the notes is collateralized by a second lien on the assets of the original franchises. In conjunction with the amendment of the notes, one of the note holders reduced his note by approximately $2,800, subject to the Company's compliance with the modified subordination agreement.

The Company anticipates that capital expenditures for furniture and equipment, including improvements to its management information and operating systems during the next twelve months will be approximately $400.

Operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital, capital expenditures, and internal business expansion and debt service. The Company's cash flow has been aided by the recent sales of unregistered securities and by the debt restructuring completed on June 13, 2003. We believe that our capital resources are sufficient to meet our working capital requirements for the next twelve months. We expect to meet our future working capital, capital expenditure, internal business expansion, and debt service from a combination of operating cash flows and funds available under the Facility.

Business Trends


Sales and margins have been under pressure as demand for temporary nurses is currently going through a period of contraction. Hospitals are experiencing flat to declining admission rates and are placing greater reliance on full-time staff overtime and increased nurse patient loads. Because of difficult economic times, nurses in many households are becoming the primary breadwinner, causing them to seek more traditional full time employment. The U.S. Department of Health and Human Services said in a July 2002 report that the national supply of full-time equivalent registered nurses was estimated at 1.89 million and demand was estimated at 2 million. The 6 percent gap between the supply of nurses and vacancies in 2000 is expected to grow to 12 percent by 2010 and then to 20 percent five years later. As the economy rebounds, the prospects for the medical staffing industry and the Company should improve as hospitals experience higher admission rates and increasing shortages of healthcare workers.


Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. From time to time, the Company also provides forward-looking statements in other materials it releases to the public as well as oral forward-looking statements. These statements are typically identified by the inclusion of phrases such as "the Company anticipates," "the Company believes" and other phrases of similar meaning. These forward-looking statements are based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The potential risks and uncertainties which would cause actual results to differ materially from the Company's expectations include, but are not limited to, those discussed below in the section entitled "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

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

State governments have also attempted to control increasing healthcare costs. For example, the state of Massachusetts has recently implemented a regulation that limits the hourly rate payable to temporary nursing agencies for registered nurses, licensed practical nurses and certified nurses' aides. The state of Minnesota has also implemented a statute that limits the amount that nursing agencies may charge nursing homes. Other states have also proposed legislation that would limit the amounts that temporary staffing companies may charge. Any such current or proposed laws could significantly harm our business, revenues and margins.

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

As of May 31, 2003, we had $33.1 million of unamortized goodwill on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At May 31, 2003, goodwill represented 42% of our total assets.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

Interest Rate Sensitivity: The Company's primary market risk exposure is interest rate risk. The Company's exposure to market risk for changes in interest rates relates to its debt obligations under its Facility described above. Under the Facility, the interest rate is 4.55% over LIBOR. At May 31, 2003, drawings on the Facility were $22.8 million. Assuming variable rate debt at May 31, 2003, a one point change in interest rates would impact annual net interest payments by $228 thousand. The Company does not use derivative financial instruments to manage interest rate risk.




ITEM 4.  CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, the Company carried out, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in the Exchange Act Rules 13a-14(c) and 15d-14(c). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - See Note 8 in PART I. - ITEM 1.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (A)     Exhibits

         Exhibit 3 - Certificate of Designation

         Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) Reports on Form 8-K

        None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: July 15, 2003     ATC HEALTHCARE, INC.


                         By:  /s/  Alan Levy
                              --------------
                              Alan Levy
                              Senior Vice President, Finance
                              Chief Financial Officer and
                              Treasurer  (Principal Financial and
                              Accounting Officer)

Sarbanes-Oxley
Section 302(a) Certifications

I, David Savitsky, certify that:


         1. I have reviewed this quarterly report on Form 10-Q of ATC Healthcare, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) for the registrant and we have:

                  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

                  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  July 15, 2003
                             /s/ DAVID SAVITSKY
                             -----------------------------------

                             David Savitsky
                             Chief Executive Officer

I, Alan Levy, certify that:


         1. I have reviewed this quarterly report on Form 10-Q of ATC Healthcare, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) for the registrant and we have:

                  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

                  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  July 15, 2003
                         /s/ ALAN LEVY
                         --------------
                         Alan Levy
                         Senior Vice President, Finance
                         Chief Financial Officer
                         and Treasurer

                                                                       Exhibit 3

                           CERTIFICATE OF DESIGNATION

                                       OF

                     7% CONVERTIBLE SERIES A PREFERRED STOCK

                                       OF

                              ATC HEALTHCARE, INC.
        (Pursuant to Section 151 of the Delaware General Corporation Law)

     ATC Healthcare, Inc., a Delaware corporation (the "Corporation"), DOES HEREBY CERTIFY:

                  That the following resolution was duly adopted by the Board of Directors of the Corporation (the "Board of Directors") at a meeting duly convened and held on February 14, 2003, pursuant to authority conferred upon the Board of Directors by Article Fourth of the Certificate of Incorporation of the Corporation authorizing the Corporation to issue up to 10,000 shares of Preferred Stock, par value $1.00 per share:

                  "BE IT RESOLVED, that the issuance of a series of Preferred Stock of ATC Healthcare, Inc. is hereby authorized, and the designation, voting powers, preferences and relative, participating, optional and other special rights, and qualifications, limitations and restrictions of the shares of such series, in addition to those set forth in the Certificate of Incorporation of the Corporation, are hereby fixed as follows:

Designation. The distinctive serial designation of such series is "7% Convertible Series A Preferred Stock" ("Series A Preferred Stock"). Except as otherwise provided herein, each share of Series A Preferred Stock shall be identical in all respects to every other share of Series A Preferred Stock.

Number of Shares. The number of shares of Series A Preferred Stock shall initially be 4,000. Such number may from time to time be increased (but not in excess of the total number of authorized shares of Preferred Stock) or decreased (but not below the number of shares of Series A Preferred Stock then outstanding) by the Board of Directors. Shares of Series A Preferred Stock that are redeemed, purchased or otherwise acquired by the Corporation or converted into Class A Common Stock shall be cancelled and shall revert to authorized but unissued shares of Preferred Stock undesignated as to series.

     Definitions.  As used  herein  with  respect to Series A  Preferred  Stock:
"Accrued Dividends," with respect to any share of Series A Preferred Stock, means an amount computed at the annual dividend rate for Series A Preferred Stock, from the Closing Date or the Accrual Date, as applicable, to and including the date to which such dividends are to be accrued (whether or not such dividends have been declared), less the aggregate amount of all dividends previously paid on such share whether in cash or stock. "Average Closing Price" with respect to any period shall be calculated on a volume-weighted average basis. Specifically, it shall be computed by (x) multiplying the Closing Price on each Trading Day within the Trading Period by a fraction, the numerator of which is the trading volume of the Class A Common Stock for such Trading Day on the American Stock Exchange or within the relevant trading market if not the American Stock Exchange, and the denominator of which is the aggregate trading volume for the Trading Period, and (y) adding together the products thus derived. "Business Day" means each Monday, Tuesday, Wednesday, Thursday or Friday on which banking institutions in New York, New York are not authorized or obligated by law, regulation or executive order to close. "Closing Price" on any Trading Day with respect to the per share price of Class A Common Stock means the last reported sales price regular way or, in case no such reported sale takes place on such Trading Day, the average of the reported closing bid and asked prices regular way, in each case on the American Stock Exchange or, if the Class A Common Stock is not listed or admitted to trading on the American Stock Exchange, on the principal national securities exchange, market or quotation system on which the Class A Common Stock is listed or admitted to trading, or, if such prices are not available, the Fair Market Value. "Closing Date" means with respect to each purchaser of Series A Preferred Stock and its successors and assigns, the date on which the Corporation executes a definitive Subscription Agreement with respect to the purchase of shares of Series A Preferred Stock by such purchaser. "Fair Market Value" on any date means the price per share of Class A Common Stock approved by the Board of Directors in good faith as the fair market value of the Class A Common Stock. "Junior Stock" means the Common Stock and any other class or series of stock of the Corporation hereafter authorized over which Series A Preferred Stock has preference or priority in the payment of dividends or in the distribution of assets on any liquidation, dissolution or winding up of the Corporation. "Parity Stock" means any other class or series of stock of the Corporation that ranks on a parity with Series A Preferred Stock in the payment of dividends or in the distribution of assets on any liquidation, dissolution or winding up of the Corporation. "Trading Day" means a day on which the principal national securities exchange, market or quotation system on which the Class A Common Stock is listed or admitted to trading is open for the transaction of business or, if the Class A Common Stock is not listed or admitted to trading, a Business Day. "Trading Period" shall mean (i) for purposes of Section 6, the ten (10) Trading Days prior to the date of the notice of redemption; and (ii) for all other purposes, the ten (10) Trading Days prior to April 30, 2003 or the Closing Date, whichever will result in the lower Conversion Price.

                                   Dividends.

     Rate. Holders of Series A Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors, but only out of funds legally available therefor, cumulative dividends per share of Series A Preferred Stock at the annual rate of 7% of the Issuance Price. The Issuance Price means $500 per share of Series A Preferred Stock, as adjusted to reflect the occurrence of any stock split, stock dividend, stock combination, stock subdivision or similar recapitalization affecting such share. Payment. Dividends are payable semi-annually on the tenth day of June and December in each year (or, if any such date is not a Business Day, on the next succeeding Business
Day), beginning December 10, 2003, to holders of record on the respective date, not more than 60 nor less than 10 days preceding such dividend payment date, fixed for that purpose by the Board of Directors in advance of payment of each particular dividend. The amount of dividends payable for the initial dividend period and any period shorter than a full semi-annual period during which shares are outstanding shall be computed on the basis of a 360-day year of twelve 30-day months and the actual number of days elapsed in the period which is payable. The dividend payable per share of Series A Preferred Stock for each dividend period shall be computed by dividing the annual dividend rate by two. No interest, or sum of money in lieu of interest, shall be payable in respect of any dividend payments on shares of Series A Preferred Stock which may be in arrears.
     At the option of the Corporation, dividends payable on shares of Series A Preferred Stock shall be paid in additional shares of Series A Preferred Stock. To the extent that dividends are paid in additional shares of Series A Preferred Stock, such shares shall be valued at the Issuance Price, and such additional shares shall be entitled to receive dividends beginning from the date of issuance (an "Accrual Date").Priority of Dividends. So long as any share of Series A Preferred Stock remains outstanding, no dividend whatsoever shall be paid or declared and no distribution shall be made on any Junior Stock, other than a dividend or distribution payable solely in Junior Stock, and no shares of Junior Stock shall be purchased, redeemed or otherwise acquired for consideration by the
Corporation, directly or indirectly (other than as a result of a reclassification of Junior Stock for or into Junior Stock, or the exchange or conversion of one share of Junior Stock for or into another share of Junior Stock, and other than through the use of the proceeds of a substantially contemporaneous sale of other shares of Junior Stock), unless (i) all Accrued Dividends on all outstanding shares of Series A Preferred Stock for all past dividend periods have been paid in full. Subject to the foregoing, and not otherwise, such dividends and distributions (payable in cash, stock or otherwise) as may be determined by the Board of Directors may be declared and paid on any Junior Stock from time to time out of any funds legally available therefor.Liquidation Rights.Voluntary or Involuntary Liquidation. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Corporation, holders of Series A Preferred Stock shall be entitled, before any distribution or payment out of the assets of the Corporation may be made to the holders of any Junior Stock, to receive in full an amount per share equal to the Issuance Price, together with an amount equal to all Accrued Dividends to the date of payment (the "Liquidation Preference"). Partial Payment. If the assets of the Corporation are not sufficient to pay the Liquidation Preference in full to all holders of Series A Preferred Stock and all holders of any Parity Stock, the amounts paid to the holders of Series A Preferred Stock and to the holders of all Parity Stock shall be pro rata in accordance with the respective aggregate Liquidation Preferences of Series A Preferred Stock and all such Parity Stock.Residual Distributions. If the Liquidation Preference has been paid in full to all holders of Series A Preferred Stock and all holders of any Parity Stock, the holders of Junior Stock shall be entitled to receive all remaining assets of the Corporation according to their respective rights and preferences. Merger, Consolidation and Sale of Assets Not Liquidation. For purposes of this Section 5, the merger or consolidation of the Corporation with any other corporation, including a merger in which the holders of Series A Preferred Stock receive cash or property for their shares, or the sale of all or substantially all of the assets of the Corporation, shall not constitute a liquidation, dissolution or winding up of the Corporation. Redemption.

Optional Redemption by the Corporation. At any time after April 30, 2004, upon notice given as provided in Section 6(f), the Corporation, at the option of the Board of Directors, may redeem in whole or in part the shares of Series A Preferred Stock at the time outstanding which have a per share Conversion Price (as defined in Section 7) greater than or equal to 200% of the Average Closing Price on the date of notice of redemption. Any such redemption shall be made at the redemption price in effect at the notice date as provided in this Section 6, provided, however, that no shares of Series A Preferred Stock may be redeemed at such time during which both (i) a Registration Statement under the Securities Act of 1933, as amended, with respect to the offer and sale of Common Stock into which any shares of Series A Preferred Stock are convertible shall not be effective and (ii) such shares of Series A Preferred Stock may not be resold pursuant to Rule 144(k) under the Securities Act of 1933, as amended. Redemption Price. The redemption price for each share of Series A Preferred Stock redeemed pursuant to Section 6(a) hereof shall be 100% of the Issuance Price together with an amount equal to all Accrued Dividends to the date of redemption.


Mandatory Redemption. On April 30, 2009, the Corporation shall redeem all of the outstanding shares of Series A Preferred Stock at a redemption price per share equal to (i) the Issuance Price plus (ii) an amount equal to all Accrued Dividends to the redemption date. Notice of Redemption. Each notice of a redemption of shares of Series A Preferred Stock or otherwise to be provided by the Corporation under this Section 6 shall be mailed by first class mail, postage prepaid, addressed to the holders of record of the shares to be redeemed at their respective last addresses appearing on the books of the Corporation. Each such notice shall state, as appropriate, the following and may contain such other information as the Corporation deems advisable: (a) the redemption date,
(b) the number of such shares of Series A Preferred Stock held by such holder to be redeemed, (c) the redemption price, and (d) the place or places where one or more certificates for such shares of Series A Preferred Stock are to be surrendered for redemption. The "notice date" shall be the date such notice is mailed. Such mailing shall be at least 45 days and not more than 90 days before the date fixed for redemption. Any notice mailed as provided in this Section 6(d) shall be conclusively presumed to have been duly given, whether or not the holder receives such notice, but failure duly to give such notice by mail, or any defect in such notice or in the mailing thereof, to any holder of shares of Series A Preferred Stock designated for redemption shall not affect the validity of the proceedings for the redemption of any other shares of Series A Preferred Stock.
Partial Redemption. In case of any redemption of only part of the shares of Series A Preferred Stock at the time outstanding (or in the case of an optional redemption by the Corporation pursuant to Section 6(a), only part of the outstanding shares which have a per share Conversion Price greater than or equal to 200% of the Average Closing Price on the date of notice of redemption), the shares to be redeemed shall be selected either pro rata or by lot or in such other manner as the Board of Directors may determine to be equitable. Subject to the provisions hereof, the Board of Directors shall have full power and authority to prescribe the terms and conditions upon which shares of Series A Preferred Stock shall be redeemed from time to time. Effectiveness of Redemption. If notice of redemption has been duly given and if on or before the redemption date specified in the notice all funds necessary for the redemption have been set aside by the Corporation, separate and apart from its other funds, in trust for the pro rata benefit of the holders of the shares of Series A Preferred Stock called for redemption, so as to be and continue to be available therefor, then, notwithstanding that any certificate for any share of Series A Preferred Stock so called for redemption has not been surrendered for cancellation, on and after the redemption date all shares of Series A Preferred Stock so called for redemption shall cease to be outstanding and all rights with respect to such shares of Series A Preferred Stock shall forthwith on such redemption date cease and terminate, except only the right of the holders thereof to receive the amount payable on such redemption without interest.

Conversion Rights. Each share of Series A Preferred Stock shall be convertible at the option of the holder thereof at any time after April 30, 2003 into fully paid and nonassessable shares of Class A Common Stock of the Corporation (calculated as to each conversion to the nearest 1/100th of a share) on and subject to the following terms and conditions:
Conversion Price. The conversion price at which at each share of Series A Preferred Stock shall be convertible into Class A Common Stock (the "Conversion Price") shall initially be equal to the lesser of (i) 120% of the Average Closing Price of the Class A Common Stock for the Trading Period ending April 30, 2003, and (ii) 120% of the Average Closing Price of the Class A Common Stock for the Trading Period ending on the Closing Date, and shall be adjusted in certain events as provided in Section 7(e). For the purposes of conversion, each share of Series A Preferred Stock shall be convertible into a number of shares of Class A Common Stock determined by dividing (x) the Issuance Price plus Accrued Dividends with respect to such share, by (y) the Conversion Price of such share. Surrender of Certificates. In order to convert shares of Series A Preferred Stock into Class A Common Stock the holder must surrender, at the office of any transfer agent for the Class A Common Stock or at such other office as the Board of Directors may designate, the certificate or certificates for the shares to be converted, duly endorsed or assigned either to the Corporation or in blank, together with irrevocable written notice that such holder elects to convert such shares. Such shares shall be deemed to be converted immediately before the close of business on the date of such surrender, and the person or persons entitled to receive the Class A Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such Class A Common Stock at such time. As promptly as practicable on or after such date, the Corporation shall issue and deliver at such office to the person or persons entitled to receive the same a certificate or certificates for the number of full shares of Class A Common Stock issuable upon such conversion, together with payment in lieu of any fraction of a share as provided in Section 7(d). Shares Called for Redemption. In case shares of Series A Preferred Stock are called for redemption, the right to convert such shares shall cease and terminate at the close of business on the Business Day before the date fixed for redemption, unless default is made in payment of the redemption price.
Fractional Shares. No fractional shares of Class A Common Stock shall be issued upon conversion of shares of Series A Preferred Stock, but, instead of any fraction of a share that would otherwise be issuable, the Corporation shall pay cash in an amount equal to the same fraction of the Closing Price on the date of surrender of the certificate or certificates for such shares for conversion, or, if such date is not a Trading Day, on the next Trading Day.
Adjustment of Conversion Price Anti-Dilution. The Conversion Price and the number and kind of shares of capital stock or other property issuable on conversion shall be adjusted from time to time as follows.
         Sales of Common Stock Below Fair Market Value. In case the Corporation shall issue or grant to any person (whether directly or by assumption in a merger or otherwise, other than upon a Fundamental Change to which Section 7(e)(v) applies) (a) rights, warrants, options, exchangeable securities or convertible securities (each referred to herein as "Rights") entitling such person to subscribe for or purchase shares of Common Stock at a price per share less than the Fair Market Value or (b) shares of Common Stock at a price per share less than the Fair Market Value, on the record date fixed for the determination of persons entitled to receive such Rights or such shares, the Conversion Price in effect immediately before the close of business on the record date fixed for such determination shall be reduced by multiplying such Conversion Price by a fraction, of which (i) the numerator is the number of shares of Common Stock outstanding (including all shares of Common Stock issued or issuable upon conversion of any convertible security or upon the exercise of any rights, warrants or options) on such record date plus the number of shares of Common Stock which the aggregate of the offering price of the total number of shares of Common Stock so offered for subscription or purchase pursuant to such Rights, or so issued, would purchase at the Fair Market Value on such record date and (ii) the denominator shall be the number of shares of Common Stock outstanding (including all shares of Common Stock issued or issuable upon conversion of any convertible security or upon the exercise of any rights, warrants or options) at the close of business on such record date plus the number of shares of Common Stock so offered for subscription or purchase pursuant to such Rights, or so issued. If, after any such record date, any such Rights or shares are not in fact issued, or are not exercised prior to the expiration thereof, the Conversion Price shall be immediately readjusted, effective as of the date such Rights or shares expire, or the date the Board of Directors determines not to issue such Rights or shares, to the Conversion Price that would have been in effect if the unexercised Rights had never been granted or such record date had not been fixed, as the case may be. Such adjustment shall be made successively whenever any such event shall occur. For the purposes of this paragraph, the aggregate of the offering price received or to be received by the Corporation shall include the minimum aggregate amount (if any) payable upon exercise or conversion of such Rights. The value of any consideration received or to be received by the Corporation, if other than cash, is to be determined by the Board of Directors in good faith.

     Stock Splits and Combinations. In case the Corporation shall subdivide its outstanding Common Stock into a greater number of shares or combine its outstanding Common Stock into a smaller number of shares, the Conversion Price in effect immediately before the time when such subdivision or combination becomes effective shall be adjusted so that the holder of each share of Series A Preferred Stock converted thereafter shall be entitled to receive the number of shares of Class A Common Stock that such holder would have received if such shares of Series A Preferred Stock had been converted immediately prior thereto at the Conversion Price then in effect. Such adjustment shall be made successively whenever any such event shall occur.

     Stock Dividends in Common Stock. In case the Corporation shall pay a dividend or make a distribution in shares of Common Stock on any class of capital stock of the Corporation, the Conversion Price in effect immediately before the close of business on the record date fixed for determination of stockholders entitled to receive such dividend or distribution shall be reduced by multiplying such Conversion Price by a fraction, of which the numerator is the number of shares of Common Stock outstanding (including all shares of Common Stock issued or issuable upon conversion of any convertible security or upon the exercise of any rights, warrants or options) on such record date and the denominator is the sum of such number of shares and the total number of shares of Common Stock issued in such dividend or distribution. Such adjustment shall be made successively whenever any such event shall occur.

     Distributions of Indebtedness, Securities or Assets. In case the Corporation shall distribute to all holders of Common Stock (whether by dividend or in a merger or consolidation or otherwise) evidences of indebtedness, shares of capital stock of any class or series, other securities, cash or assets (other than Common Stock or a dividend or distribution payable exclusively in cash and other than as a result of a Fundamental Change), the Conversion Price in effect immediately before the close of business on the record date fixed for determination of stockholders entitled to receive such distribution shall be reduced by multiplying such Conversion Price by a fraction, of which the numerator is the Fair Market Value on such record date less the fair market value (as determined by the Board of Directors, whose determination in good faith shall be conclusive) of the portion of such evidences of indebtedness, shares of capital stock, other securities, cash and assets so distributed applicable to one share of Common Stock and the denominator is such Fair Market Value. Such adjustment shall be made successively whenever any such event shall occur. In case such distribution is not made after such a record date has been fixed, the Conversion Price shall be readjusted to the Conversion Price that would have been in effect if such record date had not been fixed.

     Fundamental Changes. In case any transaction (including any merger, consolidation, recapitalization or other reorganization) or a series of related transactions shall occur as a result of which all or substantially all of the outstanding Common Stock is converted into or exchanged for stock, other securities, cash or assets (a "Fundamental Change"), the holder of each share of Series A Preferred Stock outstanding immediately before such Fundamental Change shall have the right to receive the kind and amount of stock, other securities, cash and assets that such holder would have received if such share of Series A Preferred Stock had been converted immediately prior thereto. The Corporation agrees that it will not be a party to or permit any Fundamental Change to occur unless the foregoing provisions are included in the terms thereof.

     Exempted Issuances. Notwithstanding any other provision in this Section 7(e), the foregoing provisions of this Section 7(e) shall not apply to, and no adjustment shall be made to the Conversion Price for:

shares of Common Stock issuable upon the exercise of options or other convertible securities to be issued pursuant to the Corporation's stock option, employee stock purchase or other employee benefit plan; provided, however, that this exemption shall be limited to shares of Common Stock; shares of Common Stock issuable upon the exercise of options or other convertible securities previously issued pursuant to the Corporation's stock option, employee stock purchase or other employee benefit plan; shares of Common Stock issuable upon conversion of shares of Series A Preferred Stock or outstanding warrants; shares of Class A Common Stock issuable upon conversion of Class B Common Stock; securities that have been approved for issuance or grant by the holders of at least two-thirds of the outstanding shares of Series A Preferred Stock; or securities that are issued in conjunction with an acquisition or a non-financing strategic transaction approved by the Board of Directors; provided, however, that the number of shares of Common Stock or securities convertible into Common Stock issued by the Corporation in conjunction with non-financing strategic transactions that are exempt from the foregoing provisions of this Section 7(e) shall be limited to 20% of the shares of Common Stock outstanding (including all shares of Common Stock issued or issuable upon conversion of any convertible security or upon the exercise of any rights, warrants or options) immediately prior to the date of such transaction.
     No Adjustment for Participating Distributions. Notwithstanding any of the provisions of this Section 7(e), no adjustment to the Conversion Price shall be made pursuant to a distribution by the Corporation in which the holders of Series A Preferred Stock shares have participated on an as converted to Common Stock basis in accordance with Section 4(c).

     Deferral of Certain Conversions Requiring Adjustment. In any case in which this Section 7(e) requires that an adjustment as a result of any event become effective from and after a record date, the Corporation may elect to defer until after the occurrence of such event (A) issuing to the holder of any shares of Series A Preferred Stock converted after such record date and before the occurrence of such event the additional shares of Class A Common Stock issuable upon such conversion over and above the shares issuable on the basis of the Conversion Price in effect immediately before adjustment and (B) paying to such holder any amount in cash in lieu of a fractional share of Class A Common Stock pursuant to Section 7(d) above. In any such case the Corporation shall issue or cause a transfer agent to issue due bills or other appropriate evidence of the right to receive the shares the issuance of which is so deferred.

     Deferral of Small Adjustments. Any adjustment in the Conversion Price otherwise required by this Section 7 may be postponed until the date of the next adjustment otherwise required to be made if such adjustment (together with any other adjustments postponed pursuant to this paragraph (ix) and not theretofore made) would not require an increase or decrease of more than 1 % in such Conversion Price. All calculations under this Section 7(e) shall be made to the nearest cent or to the nearest 1/100th of a share, as the case may be.

     Voluntary Reduction in Conversion Price. The Board of Directors may make such reductions in the Conversion Price, in addition to those required by this
Section 7(e), as shall be determined by the Board of Directors to be advisable in order to avoid taxation so far as practicable of any dividend or distribution of stock or rights to acquire stock or any event treated as such for Federal income tax purposes to the recipients.

     Authority of Board of Directors. The Board of Directors shall have the power to resolve any ambiguity or correct any error in this Section 7(e), and its action in so doing shall be final and conclusive.

Notice of Conversion Price Adjustments. Whenever the Conversion Price is adjusted as herein provided:
     The Corporation shall compute the adjusted Conversion Price in accordance with this Section 7 and shall prepare a certificate signed by the Corporation's Chief Accounting Officer setting forth the adjusted Conversion Price and showing in reasonable detail the facts upon which such adjustment is based; and

     A notice stating that the Conversion Price has been adjusted and setting forth the adjusted Conversion Price shall be mailed as soon as practicable to the holders of record of outstanding shares of Series A Preferred Stock at their respective last addresses appearing on the books of the Corporation.

Notice of Certain Events. In case:

         The Corporation declares a dividend or other distribution on its Common Stock which will result in an adjustment of the Conversion Price;

     The Corporation authorizes the issuance to the holders of its Common Stock of rights or warrants entitling them to subscribe for or purchase any shares of capital stock of any class or any other subscription rights or warrants; or

     Of any reclassification of the capital stock of the Corporation (other than a subdivision or combination of its outstanding shares of Common Stock), or of any consolidation or merger to which the Corporation is a party and for which approval of any stockholders of the Corporation is required, or of any sale, transfer or other disposition of all or substantially all of the assets of the Corporation or of any other transaction or event that would constitute or result in a Fundamental Change; or

     Of the voluntary or involuntary liquidation, dissolution or winding up of the Corporation;

then the Corporation shall mail to the holders of record of outstanding shares of Series A Preferred Stock, at their respective last addresses appearing on the books of the Corporation, at least 5 days before the applicable record or effective date hereinafter specified, a notice stating (x) the date as of which the holders of record of Common Stock to be entitled to such dividend, distribution, rights or warrants are to be determined, or (y) the date on which such reclassification, consolidation, merger, sale, transfer, disposition, liquidation, dissolution or winding up or Fundamental Change is expected to become effective, and the date as of which it is expected that holders of record of Common Stock shall be entitled to exchange their shares for securities, cash or other property deliverable upon such reclassification, consolidation, merger, sale, transfer, disposition, liquidation, dissolution or winding up or Fundamental Change. Failure to give notice as required by this Section 7(g), or any defect in such notice, shall not affect the validity of any such dividend, distribution, right, warrant, reclassification, consolidation, merger, sale, transfer, disposition, liquidation, dissolution or winding up or Fundamental Change, or the vote on any action authorizing such. Reservation of Shares. The Corporation shall at all times reserve and keep available, free from preemptive rights, out of its authorized but unissued Class A Common Stock, solely for the purpose of issuance upon conversion of shares of Series A Preferred Stock, the full number of shares of Class A Common Stock then deliverable upon conversion of all shares of Series A Preferred Stock outstanding.
Definition of Common Stock. For purposes of this Section 7, "Common Stock" includes any stock of any class or series of the Corporation which has no preference or priority in the payment of dividends or in the distribution of assets in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation and that is not subject to redemption by the Corporation. However, shares issuable upon conversion of shares of Series A Preferred Stock shall include only shares of the class designated as Class A Common Stock as of the first date of issuance of shares of Series A Preferred Stock or shares of the Corporation of any classes or series resulting from any reclassification or reclassifications thereof and that have no preference or priority in the payment of dividends or in the distribution of assets in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation and that are not subject to redemption by the Corporation, provided that if at any time there shall be more than one such resulting class or series, the shares of each such class and series then so issuable shall be substantially in the proportion which the total number of shares of such class and series resulting from all such reclassifications bears to the total number of shares of all such classes and series resulting from all such reclassifications.
                                 Voting Rights.
General. The holders of Series A Preferred Stock shall be entitled to vote and, except as hereinafter provided, shall vote together with the holders of Common Stock (and of any other class or series that may similarly be entitled to vote with the holders of Common Stock) as a single class on all matters on which holders of Common Stock are entitled to vote.
                  In so voting, the holders of Series A Preferred Stock shall be entitled to cast such number of votes as such holders would have been entitled to cast if the Series A Preferred Stock had been converted into Class A Common Stock on the record date for the determination of holders entitled to vote at the Conversion Price then in effect.

Amendment. Holders of at least a majority of the shares of Series A Preferred Stock at the time outstanding may amend, alter, repeal or change the rights, preferences of privileges of the Series A Preferred Stock. Other Voting Rights. So long as at least 1,334 shares of Series A Preferred Stock are issued and outstanding, in addition to any other vote or consent of stockholders required by law or by the certificate of incorporation, the vote or consent of the holders of at least a majority of the shares of Series A Preferred Stock at the time outstanding, voting separately as a single class, given in person or by proxy, either in writing without a meeting or by vote at any meeting called for the purpose, shall be necessary for effecting or validating action by the Corporation having the effect of:
         amending, altering, repealing or changing the rights, preferences or privileges of the Series A Preferred Stock, as provided herein or in the certificate of incorporation, whether by merger, consolidation or otherwise;

     authorizing or issuing any other equity security, including any other security convertible into or exercisable for any equity security, having a preference over the Series A Preferred Stock with respect to voting, the payment of dividends or in the distribution of assets on any liquidation, dissolution or winding up of the Corporation;

     reclassifying any outstanding shares of equity securities, including any security convertible into or exercisable for any such equity security, into equity securities having a preference over, or being on a parity with, the Series A Preferred Stock with respect to voting, the payment of dividends or in the distribution of assets on any liquidation, dissolution or winding up of the Corporation; or

     increasing the authorized number of shares of Series A Preferred Stock other than in connection with the payment of dividends on the Series A Preferred Stock;

provided, however, that the amendment of the certificate of incorporation so as to authorize or create, or to increase the authorized amount of, any Junior Stock or any shares of any class or series or any securities convertible into shares of any class or series of capital stock of the Corporation ranking on a parity with Series A Preferred Stock in the payment of dividends or in the distribution of assets on any liquidation, dissolution or winding up of the Corporation shall not be deemed to affect adversely the rights, preferences or privileges of the Series A Preferred Stock; provided, further, that no such vote or consent of the holders of Series A Preferred Stock shall be required if provision is made for the redemption of all shares of Series A Preferred Stock at the time outstanding at or before the time when such amendment, alteration or repeal is to take effect or when such authorization, creation or increase in the authorized amount of any shares or convertible securities is to be made, as the case may be.
     Other Rights. The shares of Series A Preferred Stock shall not have any voting powers, preferences or relative, participating, optional or other special rights, or qualifications, limitations or restrictions thereof, other than as set forth herein or in the certificate of incorporation of the Corporation.

     In Witness Whereof, ATC Healthcare, Inc. has caused this certificate to be signed by Stephen Savitsky, its President, this 14th day of February, 2003.



                                  ATC HEALTHCARE, INC.

                                  By: /s/ Stephen Savitsky
                                      ----------------------------
                                       Stephen Savitsky, President

                                                                   Exhibit 99.1

CERTIFICATION  PURSUANT TO 18 U.S.C.  SECTION 1350, AS ADOPTED  PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ATC Healthcare, Inc. (the "Company") on Form 10-Q for the period ending May 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Savitsky, Chief Executive Officer of the Company, hereby certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

      /s/ David Savitsky
      ------------------
      David Savitsky
      Chief Executive Officer
      July 15, 2003

This certification accompanies this Quarterly Report on Form 10-Q pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange of 1934.

A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                   Exhibit 99.2
CERTIFICATION  PURSUANT TO 18 U.S.C.  SECTION 1350, AS ADOPTED  PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of ATC Healthcare, Inc. (the "Company") on Form 10-Q for the period ending May 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan Levy, Senior Vice President - Finance, Chief Financial Officer and Treasurer of the Company, hereby certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

                  (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


        /s/ Alan Levy
        ------------
        Alan Levy
        Senior Vice President - Finance
        Chief Financial Officer and Treasurer
        July 15, 2003

     This certification accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange of 1934.

     A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.