Form 10-Q
period 2003-08-31
ATC HEALTHCARE INC /DE/
filed 2003-10-15
CIK 720480

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED AUGUST 31, 2003, OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes No X

The number of shares of Class A Common Stock and Class B Common Stock outstanding on October 9, 2003 were 24,618,035 and 247,631 shares, respectively.




                      ATC HEALTHCARE, INC. AND SUBSIDIARIES


                                      INDEX




                                                                                                              PAGE NO.
                                                                                                              --------

PART I.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets
          August 31, 2003 (unaudited) and February 28, 2003                                                        3

          Condensed Consolidated Statements of Operations (unaudited)
          Three and six months ended August 31, 2003 and 2002                                                      4

          Condensed Consolidated Statements of Cash Flows (unaudited)
          Six months ended August 31, 2003 and 2002                                                                5

          Notes to Condensed Consolidated Financial Statements (unaudited)                                       6-9

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                        10-13

ITEM 3.   QUANTITATIVE AND QUALITATIVE DESCRIPTION
          OF MARKET RISK                                                                                          14

ITEM 4.   CONTROLS AND PROCEDURES                                                                                 14

PART II.  OTHER INFORMATION                                                                                       15

ITEM 1.  LEGAL PROCEDINGS                                                                                         15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                      15

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                                        15


PART I.  FINANCIAL INFORMATION
ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

                                                                            August 31,              February 28,
                                                                               2003                      2003
                                                                            (Unaudited)
                                                                         ------------------- --------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                        $ 567                $ 585
     Accounts receivable, less allowance
          for doubtful accounts of $1,133
          and $1,784, respectively                                                   27,084               26,876
     Deferred income taxes                                                            1,787                1,787
     Prepaid expenses and other current assets                                        3,623                3,087
                                                                         ------------------- --------------------
               Total current assets                                                  33,061               32,335

Fixed assets, net                                                                     2,117                2,670
Intangibles                                                                           6,892                7,186
Goodwill                                                                             33,145               33,449
Deferred income taxes                                                                 2,188                2,076
Other assets                                                                            878                  899
                                                                         ------------------- --------------------
      Total assets                                                                  $78,281              $78,615
                                                                         =================== ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                $1,099               $1,332
     Accrued expenses                                                                 6,820                6,192
     Book overdraft                                                                   2,196                2,580
     Current portion due under bank financing                                           919                  679
     Current portion of notes and guarantee payable                                   1,012                  896
                                                                         ------------------- --------------------
               Total current liabilities                                             12,046               11,679

Notes and guarantee payable                                                          31,254               31,463
Due under bank financing                                                             23,538               24,249
Other liabilities                                                                        41                   78
                                                                         ------------------- --------------------
      Total liabilities                                                              66,879               67,469
                                                                         ------------------- --------------------

Commitments and contingencies

Convertible Series A Preferred Stock ($.01 par value 4,000 shares authorized,
  2,000 and 1,200 shares issued and
 outstanding at August 31, 2003 and February 28,
 2003, respectively)                                                                 1,032                  600
                                                                         ------------------- --------------------

STOCKHOLDERS' EQUITY:
Class A Common Stock - $.01 par value;
   75,000,000 shares authorized; 24,587,585 and
   23,582,552 shares issued and outstanding at August 31, 2003
   and February 28,  2003, respectively                                                 245                  235
Class B Common Stock - $.01 par value;
   1,554,936 shares authorized;
   256,191 shares issued and outstanding at August 31, 2003
   and February 28, 2003, respectively                                                    3                    3
Additional paid-in capital                                                           14,397               13,679
Accumulated deficit                                                                 (4,275)              (3,371)
                                                                         ------------------- --------------------
      Total stockholders' equity                                                     10,370               10,546
                                                                         ------------------- --------------------
      Total liabilities and stockholders' equity                                    $78,281              $78,615
                                                                         =================== ====================

            See notes to condensed consolidated financial statements.



ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

                                                                        For the Three Months       For the Six Months
                                                                               Ended     (unaudited)      Ended
                                                                        August 31,   August 31,  August 31,   August 31,
                                                                           2003         2002         2003          2002
                                                                           ----         ----     --------          ----

REVENUES:
     Service revenues                                                       $33,640     $38,979      $67,683      $76,679
---------------------------------------------------------------------- ------------- ----------- ------------ ------------

COSTS AND EXPENSES:
     Service costs                                                           26,636      29,819       53,198       58,535
     General and administrative expenses                                      6,006       7,345       12,414       14,518
     Depreciation and amortization                                              594         527        1,181          877
---------------------------------------------------------------------- ------------- ----------- ------------ ------------
        Total operating expenses                                             33,236      37,691       66,793       73,930
---------------------------------------------------------------------- ------------- ----------- ------------ ------------

INCOME FROM OPERATIONS                                                          404       1,288          890        2,749
---------------------------------------------------------------------- ------------- ----------- ------------ ------------

INTEREST AND OTHER EXPENSES (INCOME):
     Interest expense, net                                                    1,115         766        1,963        1,509
     Other  (income), net                                                      (57)       (230)         (89)        (235)
---------------------------------------------------------------------- ------------- ----------- ------------ ------------
       Total interest and other expenses                                      1,058         536        1,874        1,274
---------------------------------------------------------------------- ------------- ----------- ------------ ------------

(LOSS) INCOME BEFORE INCOME TAXES                                             (654)         752        (984)        1,475

INCOME TAX  (BENIFIT)  PROVISION                                                 --         310        (112)          606
---------------------------------------------------------------------- ------------- ----------- ------------ ------------


 NET  (LOSS) INCOME                                                      $    (654)   $     442     $   (872)        $ 869
====================================================================== ============= =========== ============ ============


DIVIDENDS ACCRETED TO PREFERRED SHAREHOLDERS                                    17                        32



NET (LOSS) INCOME  ATTRIBUTABLE TO COMMON SHAREHOLDERS                   $    (671)   $     442     $ (904)         $ 869
---------------------------------------------------------------------- ------------- ----------- ------------ ------------
(LOSS) EARNINGS PER COMMON SHARE - BASIC:                                   $ (.03)      $  .02      $ (.04)        $ .04
====================================================================== ============= =========== ============ ============

(LOSS) EARNINGS  PER COMMON SHARE - DILUTED                                 $ (.03)      $  .02      $ (.04)        $ .03
====================================================================== ============= =========== ============ ============
WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING
     Basic                                                                   24,238      23,759       24,049       23,726
====================================================================== ============= =========== ============ ============
     Diluted                                                                 24,238      26,796       24,049       27,218
====================================================================== ============= =========== ============ ============










See notes to condensed consolidated financial statements.


ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                                  Six Months Ended
                                                                               August 31,       August 31,
                                                                                  2003             2002
                                                                            -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
            Net (loss) income                                                        $(872)             $869
            Adjustments to reconcile net (loss) income to net cash provided by
             Operating activities:
                     Depreciation and amortization                                    1,181              877
                     Disposition of goodwill and intangibles                             --               42
                     Amortization of Debt Financing costs                               124               79
                     Provision for doubtful accounts                                   (651)             (32)
                           Deferred Income Taxes                                       (112)              --
                           Accrued Interest                                             457              437
             Changes in operating assets and liabilities net of
                Effects of acquisitions
                     Accounts receivable                                                443            (328)
                     Prepaid expenses and other current assets                         (536)           (627)
                     Other assets                                                      (26)             (60)
                     Accounts payable and accrued expenses                              395             366
                     Other long-term liabilities                                        (37)             (7)
                                                                              ---------------------------------
                      Net cash provided by operating activities                         366            1,616
                                                                              ---------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures                                                      (161)            (206)
            Finalization of acquisition purchase price                                 150
            Acquisition of business                                                    (20)            (457)
            Cash received for repayment of notes receivable                              --              43
                                                                              ---------------------------------
                      Net cash used in investing activities                            (31)            (620)
                                                                              ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Payment of notes and capital lease obligations                          (1,649)          (1,690)
            Repayment of term loan facility                                           (695)
            Book overdraft                                                            (384)
            Debt Financing costs                                                       (77)
            Issuance of preferred and Common Stock                                    1,128              114
            Borrowings (payments) due under credit facility                           1,324              (48)
                                                                              ---------------------------------
                       Net cash (used in) financing activities                         (353)          (1,624)
                                                                              ---------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (18)            (628)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                            585            1,320
                                                                              ---------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $567             $692
                                                                              =================================

Supplemental Data:

   Interest paid                                                                       $961          $ 1,057
                                                                              =================================
   Income taxes paid                                                                    $86            $ 135
                                                                              =================================
   Issuance of notes payable for acquisition of businesses                               --            $ 820
                                                                              =================================



     See notes to condensed consolidated financial statements.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Amounts in Thousands, Except Where Indicated Otherwise, and for Per Share Amounts)

1. BASIS OF PRESENTATION - The accompanying condensed consolidated financial statements as of August 31, 2003 and for the three and six months ended August 31, 2003 and 2002 are unaudited. In the opinion of management, all adjustments, consisting of only normal and recurring accruals necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented have been included. The condensed consolidated balance sheet as of February 28, 2003 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The accompanying condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of ATC Healthcare, Inc. (the "Company") for the year ended February 28, 2003. Certain prior period amounts have been reclassified to conform with the August 31, 2003 presentation. Results for the three and six month periods ended August 31, 2003 are not necessarily indicative of the results for the full year ending February 29, 2004.


2. EARNINGS PER SHARE -Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding for the applicable period. Diluted earnings (loss) per share is computed using the weighted average number of common shares plus common equivalent shares outstanding, unless the inclusion of such common equivalent shares would be anti-dilutive. Earnings per share for the three and six months ended August 31, 2002 include common stock equivalents of 3,037 and 3,492 shares relating to the dilutive effect of stock options. For the three and six months ended August 31, 2003, common stock equivalents would have been anti-dilutive.


3. PROVISION (BENEFIT) FOR INCOME TAXES - Management believes that it is more likely than not that the Company's deferred tax assets will be realized through future profitable operations. This is based upon the fact that the company has had profitable operations in each of its quarters since September 1, 2000 through the third quarter ended November 30, 2002, which quarterly results are profitable before a charge for the guarantee of certain debt of a former related party, Tender Loving Care Health Care Services, Inc. ("TLCS"). Losses incurred in the fourth quarter of fiscal 2003 and first and second quarters of fiscal 2004 were primarily due to an unexpected shortfall in hospital patient volumes, which volumes appear to be returning in the third quarter of fiscal 2004 and increased borrowing costs. As of February 28, 2003, the Company has a Federal net operating loss of approximately $2.4 million which expires in 2020 through 2023.


4. RECENT ACQUISITIONS - In January 2002, the Company purchased substantially all of the assets of Direct Staffing, Inc. ("DSI"), a licensee of the Company serving the territory consisting of Westchester County, New York and Northern New Jersey, and DSS Staffing Corp. ("DSS"), a licensee of the Company serving New York City and Long Island, New York for a purchase price of $30.2 million. These two licensees were owned by an unrelated third party and by a son and two sons-in-law of the Company's Chairman of the Board of Directors who have received an aggregate 60% of the proceeds of the sale. Under the original purchase agreement, the Company had agreed to pay contingent consideration equal to the amount by which (a) the product of (i) Annualized Revenues (as defined in the purchase agreement) and (ii) 5.25 exceeds (b) $17.2 million but if and only if the resulting calculation exceeds $20 million. However, under the June 13, 2003 amendment discussed below, the contingent obligation was terminated.

The Company has obtained a valuation on the tangible and intangible assets associated with the transaction and has allocated $6.4 million to customer lists (which is being amortized over 10 years), $200,000 to a covenant not to compete (which is being amortized over 8 years) and the remaining balance to goodwill.

The purchase price was initially evidenced by two series of promissory notes issued to each of the four owners of DSS and DSI. The first series of notes (the "First Series"), in the aggregate principal amount of $12.9 million bore interest at the rate of 5% per annum and was payable in 36 consecutive equal monthly installments of principal, together with interest thereon, with the first installment becoming due on March 1, 2002. The second series of notes (the "Second Series"), in the aggregate principal amount of $17.2 million, bore interest at the rate of 5% per annum and was payable as follows: $11 million, together with interest thereon, on April 30, 2005 (or earlier if certain capital events occur prior to such date) and the balance in 60 consecutive equal monthly installments of principal, together with interest thereon, with the first installment becoming due on April 30, 2005. Payment of both the First Series and the Second Series was collateralized by a second lien on the assets of the acquired licensees.

On June 13, 2003, the debt between the Company and the noteholders was amended to reduce the aggregate monthly payments and extend the terms thereof. In connection therewith, the subordination agreement between the Company, the noteholders and the Company's primary lender was also amended. The two series of promissory notes to the former owners of DSS and DSI have been condensed into one series of notes. One of the promissory notes is for a term of seven years, in the principal amount of $8.6 million, bears interest at the rate of 5% per annum, with a minimum monthly payment (including interest) of $40,000, with the first installment becoming due on June 13, 2003, and minimum monthly payments (including interest) of $80,000 beginning on June 1, 2004, thereafter, with a balloon payment of $3.7 million due on May 7, 2007. The balance on the first note after the balloon payment is payable in minimum monthly installments of $80,000 over the remaining three years of the note, subject to certain limitations under the amended subordination agreement. The other three promissory notes are for ten years, in the aggregate principal amount of $17.5 million, bear interest at the rate of 5% per annum, with minimum monthly payments (including interest) of $25,000, in the aggregate, with the first installment becoming due on June 13, 2003, and minimum monthly payments (including interest) of $51,000, in the aggregate beginning on June 1, 2004, thereafter. Any unpaid balances at the end of the note terms will be due at that time. If the Company achieves certain financial ratios, its minimum monthly payments under all four of the notes will be increased, as provided in the amended subordination agreement. Payment of the notes is collateralized by a second lien on the assets of the original franchises. In conjunction with the amendment of the notes, one of the note holders reduced his note by approximately $2.8 million, subject to the Company's continued compliance with the modified subordination agreement. Accordingly the Company will not reduce its debt balance until all of the contingencies are resolved.

In June 2002 the Company bought out a management contract with a company ("Travel Company") which was managing its travel nurse division. The purchase price of $620,000 is payable over two years beginning in December 2002. The Company is amortizing the cost of the buyout over the five years that were remaining on the management contract.

During fiscal 2003, the Company purchased substantially all of the assets and operations of 8 temporary medical staffing companies totaling $3.1 million, of which $2.1 million was paid in cash and the remaining balance is payable under notes payable with maturities through January 2007. The notes bear interest at rates between 6% to 8% per annum. The purchase prices were allocated primarily to goodwill (approximately $2.3 million).

The acquisitions were accounted for under the purchase method of accounting; and accordingly, the accompanying consolidated financial statements include the results of the acquired operations from their respective acquisition dates.

5. DEBT - During April 2001, the Company entered into a Financing Agreement with a lending institution, whereby the lender agreed to provide a revolving credit facility of up to $25 million. The Financing Agreement was amended in October 2001 to increase the facility to $27.5 million. Amounts borrowed under the New Financing Agreement were used to repay $20.6 million of borrowing on its existing facility.

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

In addition, certain financial ratio covenants were modified. The additional interest is not payable until the current expiration date of the Facility in November 2005.

As of August 31, 2003 and 2002, the outstanding balance on the revolving credit facility was $21.5 million and $23.5 million, respectively. The Company had outstanding borrowings under the term loan of $3.0 as of August 31, 2003.

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

The Company pays a monthly distribution or commission to its domestic licensees based on a defined formula of gross profit generated. Generally, the Company pays a licensee approximately 55% (60% for certain licensees who have longer relationships with the Company). There is no payment to the licensees based solely on revenues. For the three months ended August 31, 2003 and 2002, total licensee distributions were approximately $1.8 million and $2.5 million respectively, and for the six months ended August 31, 2003 and 2002 total licensee distributions were approximately $3.5 million and $4.8 million respectively, and are included in the general and administrative expenses.

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

Revenues generated from the sales of licensees and initial licensee fees are recognized upon signing of the licensee agreement, if collectibility of such amounts is reasonably assured, since the Company has performed substantially all of its obligations under its licensee agreements by such date. Included in revenues for the six months ended August 31, 2003 and 2002 is $449,000 and $430,000 of licensee fees.

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

9. RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

10. SHAREHOLDERS EQUITY - On March 10, 2003, the Company sold 300 shares of its 7% Convertible Series A Preferred Stock ("the Preferred Stock") and received cash proceeds of $150,000. The purchasers of the stock were two executive officers of the Company. This stock is convertible to Common Stock at the price of $.80 per share which is 120% of the weighted average market close price of the Company's Common Stock for the ten day trading period ending on the date of the purchase of the Convertible Preferred Stock. On April 30, 2003, the Company sold 500 shares of its Preferred Stock and received cash proceeds of $250,000. The purchasers of the stock were two executive officers of the Company and two accredited investors. This stock is convertible to Common Stock at the price of $.93 per share which is 120% of the weighted average market close price of the Company's Common Stock for the ten day trading period ending on the date of the purchase of the Preferred Stock.

On July 16, 2003 the Company sold 367,647 shares of Series A Common Stock at $.68 per share. On July 23, 2003 the Company sold 202,703 shares of Series A Common Stock at $.74 per share. On July 24, 2003 the Company sold 133,333 shares of Series A Common Stock at $.75 per share and on August 19, 2003 the Company sold 256,410 shares of Series A Common stock at $.78 per share. The sales price per share was equal to or exceeded the market price of the Company's common stock at the date of each transaction. The purchasers of the Series A Common Stock were related to two executive officers of the Company.

On August 12, 2003 the shareholders of the Company approved an amendment to the Company's Restated Certificate of Incorporation to increase the total number of authorized shares of Class A Common Stock from 50,000,000 shares to 75,000,000 shares.

The Company accounts for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No 25 " Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. Had the Company determined compensation expense based on the fair value at the grant dates for those awards consistent with the method of SFAS 123, the Company's net income (loss) per share would have been increased to the following pro forma amounts:


---------------------------------- ------------------- -------------------- ---------------------- ----------------------
(In thousands, except per share      For the three        For the three          For the six            For the six
data)                                 months ended        months ended          months ended           months ended
                                     August 31,2003      August 31,2002        August 31, 2003        August 31,2002
---------------------------------- ------------------- -------------------- ---------------------- ----------------------
Net (loss) income as reported      $(654)              $442                 $(872)                 $869
---------------------------------- ------------------- -------------------- ---------------------- ----------------------
Deduct total stock based employee
compensation expense determined
under fair value based on
methods for all awards             $   36              $  15                $   49                 $ 31
---------------------------------- ------------------- -------------------- ---------------------- ----------------------
Pro forma net (loss) income        $(690)              $ 427                $(921)                 $838
---------------------------------- ------------------- -------------------- ---------------------- ----------------------
Basic net (loss) earnings per
share as reported                  $ (.03)             $ .02                $ (.04)                $ .04
---------------------------------- ------------------- -------------------- ---------------------- ----------------------
Pro forma basic (loss) earnings
per share as reported              $ (.03)             $ .02                $ (.04)                $ .04
---------------------------------- ------------------- -------------------- ---------------------- ----------------------
Diluted (loss) earnings per
share as reported                  $ (.03)             $ .02                $ (.04)                $ .03
---------------------------------- ------------------- -------------------- ---------------------- ----------------------
Pro forma diluted (loss)
earnings per share as reported     $ (.03)             $ .02                $ (.04)                $ .03
---------------------------------- ------------------- -------------------- ---------------------- ----------------------

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

Results of Operations

Total revenues for the three month period ended August 31, 2003 were $33.6 million, a decrease of $5.3 million or 13.7% from total revenues of $38.9 million for the three months ended August 31, 2002. Total revenues for the six month period ended August 31,2003 were $67.7 million, a decrease of $9.0 million or 11.7% from total revenues of $76.7 million for the six months ended August 31, 2002. The revenue decrease is primarily due to reduced demand for temporary nurses as hospitals are continuing to experience flat to declining admission rates.

Service costs were 79.2% and 76.5% of total revenues for the three months ended August 31, 2003 and 2002, respectively, and 78.6% and 76.3% for the six months ended August 31, 2003 and 2002, respectively. Margins have declined due to the decreased demand for temporary nurses which has increased the competitive environment pressuring fees and increased insurance costs. Service costs represent the direct costs of providing services to patients or clients, including wages, payroll taxes, travel costs, insurance costs, medical supplies and the cost of contracted services.

General and administrative expenses were $6.0 and $7.3 million for the three months ended August 31, 2003 and 2002, and were $12.4 million and $14.5 million for the six months ended August 31, 2003 and 2002, respectively. General and administrative costs, expressed as a percentage of total revenues, were 17.8% and 18.8% for the three months ended August 31, 2003 and 2002, respectively, and was 18.3% and 18.9% for the six months ended August 31, 2003 and 2002, respectively. The reduction in general and administrative expenses as a percentage of sales in 2003 is the result of the reduction in royalty payments to licensees due to decreased revenues as well initiatives undertaken by the Company to reduce the size of or close marginally performing offices and a reduction of back office support staff.

Interest expense (net), increased to $1.1 million from $766,000 for the three months ended August 31, 2003 versus 2002 and increased to $1.9 million from $1.5 million for the six months ended August 31, 2003 versus 2002, primarily due to interest costs associated with the Company's term loan facility and to increased interest rates associated with its revolving line of credit.


Liquidity and Capital Resources

Cash and cash equivalents decreased by $18,000 as of August 31, 2003 as compared to February 28, 2003 as a result of cash used in investing activities of $31,000 and financing activities of $353,000 offset by cash provided by operations of $366,000. Cash used in investing activities was primarily used for capital expenditures and the cash used in financing activities was primarily used to pay notes and capital lease obligations.

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

At the same time, the lender and DSS and DSI note holders amended the subordination agreements. As a result of that amendment, the two series of promissory notes to the former owners of DSS and DSI have been condensed into one series of notes. One of the promissory notes is for a term of seven years, in the principal amount of $8.6 million, bears interest at the rate of 5% per annum, with a minimum monthly payment (including interest) of $40,000 with the first installment becoming due on June 13, 2003, and minimum monthly payments (including interest) of $80,000 beginning on June 1, 2004, thereafter, with a balloon payment of $3.7 million due on May 7, 2007. The balance on the first note after the balloon payment is payable in minimum monthly installments of $80,000 over the remaining 3 years of the note, subject to certain limitations under the amended subordination agreement. The other three promissory notes are for ten years, in the aggregate principal amount of $17.5 million, bear interest at the rate of 5% per annum, with minimum monthly payments (including interest) of $25,000 in the aggregate, with the first installment becoming due on June 13, 2003, and minimum monthly payments (including interest) of $51,000 in the aggregate beginning on June 1, 2004, thereafter. Any unpaid balances at the end of the note terms will be due at that time. If the Company achieves certain financial ratios, its minimum monthly payments under all four of the notes will be increased, as provided in the amended subordination agreement. Payment of the notes is collateralized by a second lien on the assets of the original franchises. In conjunction with the amendment of the notes, one of the note holders reduced his note by approximately $2.8 million, subject to the Company's compliance with the modified subordination agreement.

The Company anticipates that capital expenditures for furniture and equipment, including improvements to its management information and operating systems during the next twelve months will be approximately $400,000.

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

As of August 31, 2003, we had $33.1 million of unamortized goodwill on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At August 31, 2003, goodwill represented 42.2% of our total assets.

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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

Interest Rate Sensitivity: The Company's primary market risk exposure is interest rate risk. The Company's exposure to market risk for changes in interest rates relates to its debt obligations under its Facility described above. Under the Facility, the interest rate is 4.55% over LIBOR. At August 31, 2003, drawings on the Facility were $21.5 million. Assuming variable rate debt at August 31, 2003, a one point change in interest rates would impact annual net interest payments by $215,000. The Company does not use derivative financial instruments to manage interest rate risk.




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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - See Note 8 in PART I. - ITEM 1.
-----------------------------------------------------------

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

  (A) The Company held its annual meeting of Shareholders on August 12, 2003

  (B) The shareholders voted on and elected the following directors as follows:

                                                                  NOMINEE                FOR               WITHELD
                                                              ----------------------------------------------------
                                                              David Savitsky           24,080,414        1,443,012
                                                              Jonathan Halpert         24,056,498        1,466,928

The following directors who were not up for election will continue in office:
                                            Stephen Savitsky
                                            Donald Meyers
                                            Bernard Firestone


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

  (A)    Exhibits

         Exhibit 31 - Certifications
         ===========================

         Exhibit 32 - Section 1350 Certifications
         ========================================

(B)     Reports on Form 8-K

        The Company filed a current report on Form 8-K on June 2, 2003 to furnish its press release reporting results for the Fourth Quarter ended February 28, 2003.

        The Company filed a current report on Form 8-K on June 18, 2003 to furnish its press release reporting that the Company had renegotiated it's debt with noteholders.

        The Company filed a current report on Form 8-K on June 23, 2003 to furnish its press release announcing it has signed a managerial agreement with Travel Choice Staffing Inc.

        The Company filed a current report on Form 8-K on July 15, 2003 to furnish its press release reporting results for the first quarter for the fiscal year ended February 29, 2004.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: October 14, 2003                     ATC HEALTHCARE, INC.


                                     By:  /s/  Andrew Reiben
                                         --------------------
                                     Andrew Reiben
                                     Senior Vice President, Finance
                                     Chief Financial Officer and
                                     Treasurer  (Authorized Officer
                                     Principal Financial and Accounting Officer)