Form 10-Q
period 2004-01-13
ATC HEALTHCARE INC /DE/
filed 2004-01-14
CIK 720480

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED November 30, 2003, OR

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

The number of shares of Class A Common Stock and Class B Common Stock outstanding on January 8, 2004 were 24,649,749 and 245,917 shares, respectively.

                      ATC HEALTHCARE, INC. AND SUBSIDIARIES


                                      INDEX


                                                                                     PAGE NO.
                                                                                     --------
PART I.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets
          November 30, 2003 (unaudited) and February 28, 2003                           3

          Condensed Consolidated Statements of Operations (unaudited)
          Three and Nine months ended November 30, 2003 and 2002                        4

          Condensed Consolidated Statements of Cash Flows (unaudited)
          Nine months ended November 30, 2003 and 2002                                  5

          Notes to Condensed Consolidated Financial Statements (unaudited)             6-9

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                               10-16

ITEM 3.   QUANTITATIVE AND QUALITATIVE DESCRIPTION
          OF MARKET RISK                                                                17

ITEM 4.   CONTROLS AND PROCEDURES                                                       17

PART II.  OTHER INFORMATION                                                             18

ITEM 1.  LEGAL PROCEDINGS                                                               18

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                              18



PART I.  FINANCIAL INFORMATION
ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
                                                                               November 30,         February 28,
                                                                                   2003                 2003
                                                                               (Unaudited)
                                                                         ----------------------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                      $   437              $   585
     Accounts receivable, less allowance
          for doubtful accounts of $902
          and $1,784, respectively                                                   27,256               26,876
     Deferred income taxes less
            valuation allowance of $893 in 2003                                         894                1,787
     Prepaid expenses and other current assets                                        4,264                3,087
                                                                         ----------------------------------------
               Total current assets                                                  32,851               32,335

Fixed assets, net                                                                       854                2,670
Intangibles                                                                           6,656                7,186
Goodwill                                                                             32,257               33,449
Deferred income taxes less
       valuation allowance of $1,091 in 2003                                          1,097                2,076
Other assets                                                                            803                  899
                                                                         ----------------------------------------
      Total assets                                                                  $74,518              $78,615
                                                                         ========================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                $1,656               $1,332
     Accrued expenses                                                                 7,050                6,192
     Book overdraft                                                                   2,305                2,580
     Current portion due under bank financing                                         1,326                  679
     Current portion of notes and guarantee payable                                   1,067                  896
                                                                         ----------------------------------------
               Total current liabilities                                             13,404               11,679

Notes and guarantee payable                                                          31,276               31,463
Due under bank financing                                                             23,428               24,249
Other liabilities                                                                        41                   78
                                                                         ----------------------------------------
      Total liabilities                                                              68,149               67,469
                                                                         ----------------------------------------
Commitments and contingencies

Convertible Series A Preferred Stock ($.01 par value 4,000 shares authorized,
  2,000 and 1,200 shares issued and
 outstanding at November 30, 2003 and February 28,                                    1,050                  600
2003,
  respectively)
                                                                         ----------------------------------------
STOCKHOLDERS' EQUITY:
Class A Common Stock - $.01 par value;
   75,000,000 shares authorized; 24,639,085 and
   23,582,552 shares issued and outstanding at November 30, 2003
   and February 28, 2003, respectively                                                  246                  235
Class B Common Stock - $.01 par value;
   1,554,936 shares authorized;  245,917 and
  256,191 shares issued and outstanding at November 30, 2003
  and February 28, 2003, respectively                                                     3                    3
Additional paid-in capital                                                           14,411               13,679
Accumulated deficit                                                                 (9,341)              (3,371)
                                                                         ----------------------------------------
      Total stockholders' equity                                                      5,319               10,546
                                                                         ----------------------------------------
      Total liabilities and stockholders' equity                                    $74,518              $78,615
                                                                         ========================================
See notes to condensed consolidated financial statements.


ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)
                                                                        For the Three Months       For the Nine Months
                                                                              Ended(unaudited)            Ended
                                                                      November 30,   November 30,  November 30,  November 30,
                                                                          2003         2002            2003          2002
                                                                          ----         ----            ----          ----

REVENUES:
     Service revenues                                                     $32,383       $38,282      $100,066       $114,961
-----------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
     Service costs                                                         25,649        29,291        78,847         87,826
     General and administrative expenses                                    5,476         7,517        17,890         22,035
     Depreciation and amortization                                            580           557         1,761          1,434
     Office closing and restructuring charge (see note 8)                   2,589                       2,589
-----------------------------------------------------------------------------------------------------------------------------
        Total operating expenses                                           34,294        37,365       101,087        111,295
-----------------------------------------------------------------------------------------------------------------------------

(LOSS) INCOME FROM OPERATIONS                                             (1,911)           917       (1,021)          3,666
-----------------------------------------------------------------------------------------------------------------------------

INTEREST AND OTHER EXPENSES (INCOME):
     Interest expense, net                                                  1,095           735         3,058          2,244
     Other  (income), net                                                                     6          (89)          (229)
      Expense related to TLCS liability                                                   2,293                        2,293
-----------------------------------------------------------------------------------------------------------------------------
       Total interest and other expenses                                    1,095         3,034         2,969          4,308
-----------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES                                                  (3,006)       (2,117)       (3,990)          (642)

INCOME TAX  (BENEFIT)  PROVISION                                            2,041         (868)         1,929          (263)
-----------------------------------------------------------------------------------------------------------------------------

 NET LOSS                                                               $ (5,047)     $ (1,249)     $ (5,920)        $ (379)
=============================================================================================================================


DIVIDENDS ACCRETED TO PREFERRED SHAREHOLDERS                                   17                          50
-----------------------------------------------------------------------------------------------------------------------------

LOSS  ATTRIBUTABLE TO COMMON SHAREHOLDERS                               $ (5,064)     $ (1,249)     $ (5,970)        $ (379)
=============================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------
LOSS PER COMMON SHARE - BASIC:                                            $ (.20)      $  (.05)       $ (.25)        $ (.02)
=============================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------
LOSS  PER COMMON SHARE - DILUTED                                          $ (.20)      $  (.05)       $ (.25)        $ (.02)
=============================================================================================================================
WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING
     Basic                                                                 24,882        23,792        24,325         23,748
=============================================================================================================================
     Diluted                                                               24,882        23,792        24,325         23,748
=============================================================================================================================


See notes to condensed consolidated financial statements.


ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
                                                                                    Nine Months Ended
                                                                              November 30,       November 30,
                                                                                 2003               2002
                                                                           ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
            Net loss                                                              $(5,920)            $(379)
            Adjustments to reconcile net loss to net cash (used in) provided by
             Operating activities:
                     Depreciation and amortization                                   1,760             1,463
                     Office closing and Restructuring Charge                         2,589
                     Amortization of debt financing costs                              194               127
                     Provision for doubtful accounts                                 (882)               228
                           Deferred income taxes                                     1,872             (940)
                            Liability for TLCS obligation                                              2,293
                           Accrued Interest                                            691               660
             Changes in operating assets and liabilities net of
                Effects of acquisitions
                     Accounts receivable                                               502             (815)
                     Prepaid expenses and other current assets                     (1,177)           (1,204)
                     Other assets                                                     (21)             (489)
                     Accounts payable and accrued expenses                             370               268
                     Other long-term liabilities                                      (37)              (10)
                                                                              ---------------------------------
                      Net cash (used in) provided by operating activities             (59)             1,202
                                                                              ---------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures                                                     (133)             (339)
            Finalization of acquisition purchase price                                 150
            Acquisition of business                                                   (20)             (627)
            Cash received for repayment of notes receivable                             --                33
                                                                              ---------------------------------
                      Net cash used in investing activities                            (3)             (933)
                                                                              ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Payment of notes and capital lease obligations                         (1,442)           (2,572)
            Repayment of term loan facility                                        (1,018)
            Book overdraft                                                           (275)
            Debt Financing costs                                                      (77)
            Issuance of preferred and common stock                                   1,147               139
            Borrowings  under credit facility                                        1,579             1,729
                                                                              ---------------------------------
                       Net cash used in financing activities                          (86)             (704)
                                                                              ---------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (148)             (435)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           585             1,320

                                                                              ---------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $437              $885
                                                                              =================================
Supplemental Data:
   Interest paid                                                                    $1,717           $ 1,603
                                                                              =================================
   Income taxes paid                                                                $   86           $    54
                                                                              =================================
   Issuance of notes payable for acquisition of businesses                              --           $ 1,376
                                                                              =================================
   Cash Utilized in acquisition                                                                      $   628
                                                                              =================================
   Net Assets acquired                                                                               $ 2,004
                                                                              =================================


 See notes to condensed consolidated financial statements.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in Thousands, Except Where Indicated Otherwise, and for Per Share Amounts)

1. BASIS OF PRESENTATION - The accompanying condensed consolidated financial statements as of November 30, 2003 and for the three and nine months ended November 30, 2003 and 2002 are unaudited. In the opinion of management, all adjustments, consisting of only normal and recurring accruals necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented have been included. The condensed consolidated balance sheet as of February 28, 2003 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The accompanying condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of ATC Healthcare, Inc. (the "Company") for the year ended February 28, 2003. Certain prior period amounts have been reclassified to conform with the November 30, 2003 presentation. Results for the three and nine month periods ended November 30, 2003 are not necessarily indicative of the results for the full year ending February 29, 2004.

2. EARNINGS PER SHARE -Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding for the applicable period. Diluted earnings (loss) per share is computed using the weighted average number of common shares plus potential common shares outstanding, unless the inclusion of such potential common shares would be anti-dilutive. For the three and nine months ended November 30, 2003 and 2002, potential common shares would have been anti-dilutive.

3. PROVISION (BENEFIT) FOR INCOME TAXES - The Company recorded a deferred income tax asset for the tax effect of net operating loss carry forwards and other items aggregating approximately $4.0 million. The net operating loss expires in 2020 through 2023. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the company has recorded a valuation allowance of $1.9 million as of November 30, 2003.

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

The purchase price was initially evidenced by two series of promissory notes issued to each of the four owners of DSS and DSI. The first series of notes (the "First Series"), in the aggregate principal amount of $12.9, million bore interest at the rate of 5% per annum and was payable in 36 consecutive equal monthly installments of principal, together with interest thereon, with the first installment becoming due on March 1, 2002. The second series of notes (the "Second Series"), in the aggregate principal amount of $17.2 million, bore interest at the rate of 5% per annum and was payable as follows: $11 million, together with interest thereon, on April 30, 2005 (or earlier if certain capital events occur prior to such date) and the balance in 60 consecutive equal monthly installments of principal, together with interest thereon, with the first installment becoming due on April 30, 2005. Payment of both the First Series and the Second Series was collateralized by a second lien on the assets of the acquired licensees.

On June 13, 2003, the debt between the Company and the noteholders was amended to reduce the aggregate monthly payments and extend the terms thereof. In connection therewith, the subordination agreement between the Company, the noteholders and the Company's primary lender was also amended. The two series of promissory notes to the former owners of DSS and DSI have been condensed into one series of notes. One of the promissory notes is for a term of seven years, in the principal amount of $8.6 million, bears interest at the rate of 5% per annum, with a minimum monthly payment (including interest) of $40,000, with the first installment becoming due on June 13, 2003, and minimum monthly payments (including interest) of $80,000 beginning on June 1, 2004, thereafter, with a balloon payment of $3.7 million due on May 7, 2007. The balance on the first note after the balloon payment is payable in minimum monthly installments of $80,000 over the remaining three years of the note, subject to certain limitations under the amended subordination agreement. The other three promissory notes are for ten years, in the aggregate principal amount of $17.5 million, bear interest at the rate of 5% per annum, with minimum monthly payments (including interest) of $25,000, in the aggregate, with the first installment becoming due on June 13, 2003, and minimum monthly payments (including interest) of $51,000, in the aggregate beginning on June 1, 2004, thereafter. Any unpaid balances at the end of the note terms will be due at that time. If the Company achieves certain financial ratios, its minimum monthly payments under all four of the notes will be increased, as provided in the amended subordination agreement. Payment of the notes is collateralized by a second lien on the assets of the original Licensees. In conjunction with the amendment of the notes, one of the note holders reduced his note by approximately $2.8 million, subject to the Company's continued compliance with the modified subordination agreement. Accordingly the Company will not reduce its debt balance until all of the contingencies are resolved.

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

On January 8, 2004, an amendment to the Facility was entered into modifying certain financial ratio covenants as of November 30, 2003.

As of November 30, 2003 and 2002, the outstanding balance on the revolving credit Facility was $21.8 million and $25.3 million, respectively. The Company had outstanding borrowings under the term loan of $2.9 million as of November 30, 2003. At November 30, 2003 interest accrued at a rate per annum of 6.85% over LIBOR on the revolving credit Facility and 9.27% over LIBOR on the term loan.

Guarantee of TLCS Liability - The Company is contingently liable on $2.3 million of obligations owed by TLCS which is payable over eight years. The Company is indemnified by TLCS for any obligations arising out of these matters. On November 8, 2002, TLCS filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. As a result, the Company has recorded a provision of $2.3 million representing the balance outstanding on the related TLCS obligations. The obligation is payable over 8 years with the next payment due September 2004. The Company has not received any demands for payment with respect to these obligations. The Company believes that it has certain defenses which could reduce or eliminate its recorded liability in this matter.

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

The Company pays a monthly distribution or commission to its domestic licensees based on a defined formula of gross profit generated. Generally, the Company pays a licensee approximately 55% (60% for certain licensees who have longer relationships with the Company). There is no payment to the licensees based solely on revenues. For the three months ended November 30, 2003 and 2002, total licensee distributions were approximately $1.6 million and $2.3 million respectively, and for the nine months ended November 30, 2003 and 2002 total licensee distributions were approximately $5.1 million and $7.1 million respectively, and are included in the general and administrative expenses.

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

Revenues generated from the sales of licensees and initial licensee fees are recognized upon signing of the licensee agreement, if collectibility of such amounts is reasonably assured, since the Company has performed substantially all of its obligations under its licensee agreements by such date. Included in revenues for the six months ended November 30, 2003 and 2002 is $457,000 and $1.2 million of licensee fees.

7. GOODWILL - On March 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Intangible Assets" (SFAS 142). SFAS 142 includes requirements to annually test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, the Company no longer amortizes goodwill and indefinite lived intangibles. As described in note 8 the Company has written-down $889,000 of goodwill associated with closed offices.

8. OFFICE CLOSINGS and RESTRUCTURE CHARGES - The Company has recorded a charge associated with the closing of certain offices in the amount of $2.6 million. The Company expects the restructure to result in a lower overall cost structure to allow it to focus resources on offices with greater potential for better overall growth and profitability. The components of the charge are as follows:


--------------------------------------------  ----------------------------------------------
Components                                    Quarter ended November 30, 2003 (in thousands)
--------------------------------------------  ----------------------------------------------
Write-off of fixed assets                     $   892
--------------------------------------------  ----------------------------------------------
Write-off of related goodwill                     889
--------------------------------------------  ----------------------------------------------
Severance costs and other  benefits               608
--------------------------------------------  ----------------------------------------------
Other                                             200
--------------------------------------------  ----------------------------------------------
   Total Restructuring Charge                 $ 2,589
--------------------------------------------  ----------------------------------------------

As of November 30, 2003 the Company had paid essentially none of the severance and other costs associated with the office closings. As of November 30, 2003 the Company's accounts payable and accrued expenses included $807,000 of remaining costs accrued consisting mainly of severance and lease costs.


9. CONTINGENCIES

The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of business. Management believes the disposition of the lawsuits will not have a material effect on its financial position, results of operations or cash flows.

10. RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.


11. SHAREHOLDERS EQUITY - On March 10, 2003, the Company sold 300 shares of its 7% Convertible Series A Preferred Stock ("the Preferred Stock") and received cash proceeds of $150,000. The purchasers of the stock were two executive officers of the Company. This stock is convertible to Common Stock at the price of $.80 per share which is 120% of the weighted average market close price of the Company's Common Stock for the ten day trading period ending on the date of the purchase of the Convertible Preferred Stock. On April 30, 2003, the Company sold 500 shares of its Preferred Stock and received cash proceeds of $250,000. The purchasers of the stock were two executive officers of the Company and two accredited investors. This stock is convertible to Common Stock at the price of $.93 per share which is 120% of the weighted average market close price of the Company's Common Stock for the ten day trading period ending on the date of the purchase of the Preferred Stock.

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

During September 2003 the Company issued 51,500 shares of Series A Common Stock at a range of $.25 to $.50per share for the exercise of employee stock options.

During September 2003 10,274 shares of Series A Common Stock were issued upon the conversion of the same number of Series B Common Stock.

The Company accounts for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No 25 " Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. Had the Company determined compensation expense based on the fair value at the grant dates for those awards consistent with the method of SFAS 123, the Company's net income (loss) per share would have been increased to the following pro forma amounts:


-------------------------------- --------------------- -------------------- ---------------------- ----------------------
(In thousands, except per           For the three         For the three         For the six            For the six
share data)                         months ended          months ended          months ended           months ended
                                  November 30, 2003     November 30, 2002     November 30, 2003       November 30, 2002
-------------------------------- --------------------- -------------------- ---------------------- ----------------------
Net  loss as reported            $(5,047)              $(1,249)             $(5,970)               $(379)
-------------------------------- --------------------- -------------------- ---------------------- ----------------------
Deduct total stock based
employee compensation expense
determined under fair
value methods for all awards     $    61               $  15                $   110                $  46
-------------------------------- --------------------- -------------------- ---------------------- ----------------------
Pro forma net loss               $(5,108)              $(1,264)             $(6,080)               $(425)
-------------------------------- --------------------- -------------------- ---------------------- ----------------------
Basic net loss per share as
reported                         $ (.20)               $ (.05)              $ (.25)                $(.02)
-------------------------------- --------------------- -------------------- ---------------------- ----------------------
Pro forma basic loss per share
as reported                      $ (.21)               $ (.05)              $ (.25)                $(.02)
-------------------------------- --------------------- -------------------- ---------------------- ----------------------
Diluted loss per share as
reported                         $ (.20)               $ (.05)              $ (.25)                $(.02)
-------------------------------- --------------------- -------------------- ---------------------- ----------------------
Pro forma diluted loss per
share as reported                $ (.21)               $ (.05)              $ (.25)                $(.02)
-------------------------------- --------------------- -------------------- ---------------------- ----------------------


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

Results of Operations

Total revenues for the three month period ended November 30, 2003 were $32.4 million, a decrease of $5.9 million or 15.4% from total revenues of $38.3 million for the three months ended November 30, 2002. Total revenues for the nine month period ended November 30, 2003 were $100.1 million, a decrease of $14.9 million or 13.0% from total revenues of $115.0 million for the nine months ended November 30, 2002. The revenue decrease is primarily due to reduced demand for temporary nurses as hospitals are continuing to experience flat to declining admission rates.

Service costs were 79.2% and 76.5% of total revenues for the three months ended November 30, 2003 and 2002, respectively, and 78.7% and 76.3% for the nine months ended November 30, 2003 and 2002, respectively. Margins have declined due to the decreased demand for temporary nurses which has increased the competitive environment pressuring fees and increased insurance costs. Service costs represent the direct costs of providing services to patients or clients, including wages, payroll taxes, travel costs, insurance costs, medical supplies and the cost of contracted services.

General and administrative expenses were $5.5 and $7.5 million for the three months ended November 30, 2003 and 2002, and were $17.9 million and $22.0 million for the nine months ended November 30, 2003 and 2002, respectively. General and administrative costs, expressed as a percentage of total revenues, were 16.9% and 19.6% for the three months ended November 30, 2003 and 2002, respectively, and was 17.9% and 19.1% for the six months ended November 30, 2003 and 2002, respectively. The reduction in general and administrative expenses as a percentage of sales in 2003 is the result of the reduction in royalty payments to licensees due to decreased revenues as well initiatives undertaken by the Company to reduce the size of or close marginally performing offices and a reduction of back office support staff.

Office closing and restructuring charge.The Company has recorded a charge associated with the closing of certain offices in the amount of $2.6 million. The Company expects the restructure to result in a lower overall cost structure to allow it to focus resources on offices with greater potential for better overall growth and profitability. The components of the charge are as follows:


---------------------------------------  ----------------------------------------------
Components                               Quarter ended November 30, 2003 (in thousands)
---------------------------------------  ----------------------------------------------
Write-off of fixed assets                $    892
---------------------------------------  ----------------------------------------------
Write-off of related goodwill                 889
---------------------------------------  ----------------------------------------------
Severance costs and other Benefits            608
---------------------------------------  ----------------------------------------------
Other                                         200
---------------------------------------  ----------------------------------------------
   Total Restructuring Charge            $  2,589
---------------------------------------  ----------------------------------------------

As of November 30, 2003 the Company had paid essentially none of the severance and other costs associated with the office closings. As of November 30, 2003 the Company's accounts payable and accrued expenses included $807,000 of remaining costs accrued consisting mainly of severance and lease costs.


Interest expense (net), increased to $1.1 million from $735,000 for the three months ended November 30, 2003 versus 2002 and increased to $3.1 million from $2.2 million for the nine months ended November 30, 2003 versus 2002, primarily due to interest costs associated with the Company's term loan facility and to increased interest rates associated with its revolving line of credit.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $148,000 as of November 30, 2003 as compared to February 28, 2003 as a result of cash used in operating activities of $59,000, investing activities of $3,000 and financing activities of $86,000. Cash used in operating activities was primarily to fund growth in accounts receivable, cash used in investing activities was primarily used for capital expenditures and the cash used in financing activities was primarily used to pay notes and capital lease obligations.

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

On January 8, 2004, an amendment to the Facility was entered into modifying certain financial ratio covenants as of November 30, 2003.

The Company anticipates that capital expenditures for furniture and equipment, including improvements to its management information and operating systems during the next twelve months will be approximately $350,000.

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

As of November 30, 2003, we had $32.3 million of unamortized goodwill on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At November 30, 2003, goodwill represented 42.3% of our total assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity: The Company's primary market risk exposure is interest rate risk. The Company's exposure to market risk for changes in interest rates relates to its debt obligations under its Facility described above. Under the Facility, the interest rate is 4.55% over LIBOR. At November 30, 2003, drawings on the Facility were $21.8 million. Assuming variable rate debt at November 30, 2003, a one point change in interest rates would impact annual net interest payments by $218,000. The Company does not use derivative financial instruments to manage interest rate risk.




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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - See Note 9 in PART I. - ITEM 1.
-----------------------------------------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(A)  Exhibits

     Exhibit 31.1- Certification of CEO

     Exhibit 31.2- Certification of CFO

     Exhibit 32.1 - Certification of CEO

     Exhibit 32.1 - Certification of CFO


(B)  Reports on Form 8-K


     The Company filed a current report on Form 8-K on September 23, 2003 to furnish its press release reporting a change in its certifying accountant.

     The Company filed a current report on Form 8-K on October 15, 2003 to furnish its press release reporting results for the second quarter for the fiscal year ended February 29, 2004.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: January 13, 2003              ATC HEALTHCARE, INC.


                                     By:  /s/  Andrew Reiben
                                          ------------------
                                     Andrew Reiben
                                     Senior Vice President, Finance
                                     Chief Financial Officer and
                                     Treasurer  (Authorized Officer
                                     Principal Financial and Accounting Officer)