Form 10-K
period 2004-02-29
ATC HEALTHCARE INC /DE/
filed 2004-05-28
CIK 720480

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended February 29, 2004.
                                     ------------------

                                       OR

|_| TRANSITION REPORT SUBJECT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period from ________________  to _________________

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

                                                                                  Name of Exchange
                                               Title of Each Class              on Which Registered
                                               -------------------              -------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _x_

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Securities Exchange Act of 1934.
                               Yes |_|              No |X|

As of August 29, 2003, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $18,980,307 based on a closing sale price of $0.77 per share. The number of shares of Class A Common Stock outstanding on May 20, 2004 was 24,682,063.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is included in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders 2004, which information is incorporated herein by reference. All references to "we", "us," "our," or "ATC" in this Report on Form 10-K means ATC Healthcare, Inc.

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

OPERATIONS

The Company provides supplemental staffing to health care facilities through its network of 52 offices in 23 states, of which 35 are operated by 23 licensees and 17 are owned and operated by the Company. The Company offers its clients qualified health care associates in over 60 job categories ranging from the highest level of specialty nurse, including critical care, neonatal and labor and delivery, to medical administrative staff, including third party billers, administrative assistants, claims processors, collection personnel and medical records clerks. The nurses provided to clients include registered nurses, licensed practical nurses and certified nursing assistants. Other services include allied health staffing which includes mental health technicians, a variety of therapists (including speech, occupational and physical), radiology technicians and phlebotomists.

Clients rely on the Company to provide a flexible labor force to meet fluctuations in census and business and to help clients acquire health care associates with specifically needed skills. The Company's medical staffing professionals also fill in for absent employees and enhance a client's core staff with temporary workers during peak seasons.

Clients benefit from their relationship with the Company because of the Company's expertise in providing properly skilled medical staffing employees to a facility in an increasingly tight labor market. The Company has developed a skills checklist for clients to provide information concerning a prospective employee's skill level. Clients also benefit from no longer having to concern themselves with the payment of employee wages, benefits, payroll taxes, workers compensation and unemployment insurance for staff provided by the Company because these are paid through the Company.

The Company also operates a Travel Nurse Program whereby qualified nurses, physical therapists and occupational therapists are recruited on behalf of the clients who require such services on a long-term basis. These individuals are recruited from the United States and foreign countries, including Great Britain, Australia, South Africa and New Zealand, to perform services on a long-term basis in the United States.

The Company has contracted with a number of management entities for the recruitment of foreign nurses. The management entities arrange for the nurses' and therapists' immigration and licensing certifications so that they can be employed in the United States.

ATC has expanded its client base to include nursing homes, physician practice management groups, managed care facilities, insurance companies, surgery centers, community health centers and schools. By diversifying its client list, the Company believes it lessens the risk that regulatory or industry sector shifts in staffing usage will materially affect the Company's staffing revenues.

LICENSEE PROGRAM

The Company's licensing program is one of the principal factors differentiating it from most of its competition. After agreeing to pay an initial license fee in exchange for a grant of an exclusive territory, the licensee is paid a royalty of approximately 55% (60% for certain licensees who have longer relationships with the Company) of gross profit (in general, the difference between the aggregate amount invoiced and the payroll and related expenses for the personnel delivering the services). The licensee has the right to develop the territory to its fullest potential. The licensee is also responsible for marketing, recruiting and customer relationships within the assigned territory. All locations must be approved by the Company prior to the licensee signing a lease for the location. Various management reports are provided to the licensees to assist them with ongoing analysis of their medical staffing operations. The Company pays and distributes the payroll for the direct service personnel who are all employees of the Company, administers all payroll withholdings and payments, invoices the customers and processes and collects the accounts receivable. The licensees are responsible for providing an office and paying administrative expenses, including rent, utilities, telephone and costs of administrative personnel.

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

For fiscal 2004, 2003, and 2002, total staffing licensee distributions were approximately $6.8 million, $9.1 million, and $16.9 million, respectively.

PERSONNEL, RECRUITING AND TRAINING

The Company employs approximately 15,000 individuals who render staffing services and approximately 154 full time administrative and management personnel. Approximately 93 of these administrative employees are located at the branch offices and 61 are located at the administrative office in Lake Success, New York.

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

It is essential for the Company to constantly recruit and retain a qualified staff of staffing associates who are available to be placed on assignment as needed. Besides advertising in the local classifieds, utilizing local office web sites and participating in local and regional job fairs, the Company offers a variety of benefit programs to assist in recruiting high quality medical staffing professionals. This package provides employees access to medical, dental, life and disability insurance, a 401(k) plan, opportunities for Continuing Education Credits, partnerships with various vendors for discount programs (e.g. uniforms, vacations and cruises, credit cards, appliances and cars), recognition programs and referral bonus programs. In addition, the Company provides its licensees a full-service human resources department to support the offices with policies and procedures as well as to assist with the day-to-day issues of the field staff.

SALES AND MARKETING

The Company begins a marketing and operational education program as soon as an office becomes operational. This program trains the office manager, whether at a licensee or a Company office, in the Company's sales process. The program stresses sales techniques, account development and retention as well as basic sales concepts and skills. Through interactive lectures, role plays and sales scenarios, participants are immersed in the sales program.

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

RECENT ACQUISITIONS

On February 28, 2003, the Company purchased from CMS Capital Ventures all the assets relating to their office locations in Dallas/Fort Worth, Texas and Atlanta, Georgia which provide temporary medical staffing services. In April 2003 the Company sold its interest in one of these temporary medical staffing companies to its Franchisee for $130,000.

COMPETITION

The medical staffing industry is extremely fragmented, with numerous local and regional providers nationwide providing nurses and other staffing solutions to hospitals and other health care providers. We compete with full-service staffing companies and with specialized temporary staffing agencies.

We compete with these firms to attract our temporary healthcare professionals and to attract hospital and healthcare facility clients. We compete for temporary healthcare professionals on the basis of the compensation package and benefit package offered as well as the diversity and quality of assignments available. We compete for hospital and healthcare facility clients on the basis of the quality of our temporary healthcare professionals, price of our services and the timely availability of our professionals with the requisite skills.

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

REGULATORY ISSUES

In order to service  our  client  facilities  and to comply  with OSHA and Joint
Commission on Accreditation of Healthcare Organizations standards, we have developed a risk management program. The program is designed to protect against the risk of negligent hiring by requiring a detailed skills assessment from each healthcare professional. We conduct extensive reference checks and credential verifications for the nurses and other healthcare professionals that we might hire.

Professional Licensure and Corporate Practice

Nurses and other healthcare professionals employed by us are required to be individually licensed or certified under applicable state law. In addition, the healthcare professionals that we hire frequently are required to have been certified to provide certain medical care, such as CPR and anesthesiology, depending on the positions in which they are placed. Our comprehensive compliance program is designed to ensure that our employees possess all necessary licenses and certifications, and we believe that our employees, including nurses and therapists, have obtained the necessary licenses and certification required to comply with all such applicable state laws.

Business Licenses

A number of states require state licensure for businesses that, for a fee, employ and assign personnel, including healthcare personnel, to provide services on-site at hospitals and other healthcare facilities to support or supplement the hospitals' or healthcare facilities' work force. A number of states also require state licensure for businesses that operate placement services for individuals attempting to secure employment. Failure to obtain the necessary licenses could interrupt business operations in a specific locale. We believe we have all of the required state licenses to allow us to continue our business as currently conducted.

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

RISK FACTORS

Currently We Are Unable to Recruit Enough Nurses to Meet Our Clients' Demands for our Nurse Staffing Services, Limiting the Potential Growth of Our Staffing Business.

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

The Costs of Attracting and Retaining Qualified Nurses and Other Healthcare Personnel May Rise.

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

The temporary medical staffing business is highly competitive. We compete in national, regional and local markets with full-service staffing companies and with specialized temporary staffing agencies. Some of these companies have greater marketing and financial resources than we do. Competition for hospital and healthcare facility clients and temporary healthcare professionals may increase in the future and, as a result, we may not be able to remain competitive. To the extent competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues or hospital and healthcare facility clients and our margins could decline, which could seriously harm our operating results and cause the price of our stock to decline. In addition, the development of alternative recruitment channels could lead our hospital and healthcare facility clients to bypass our services, which would also cause our revenues and margins to decline.

Our Business Depends Upon Our Continued Ability to Secure New Orders From Our Hospital and Healthcare Facility Clients.

We do not have long-term agreements or exclusive guaranteed order contracts with our hospital and healthcare facility clients. The success of our business depends upon our ability to continually secure new orders from hospitals and other healthcare facilities. Our hospital and healthcare facility clients are free to place orders with our competitors and may choose to use temporary healthcare professionals that our competitors offer them. Therefore, we must maintain positive relationships with our hospital and healthcare facility clients. If we fail to maintain positive relationships with our hospital and healthcare facility clients, we may be unable to generate new temporary healthcare professional orders and our business may be adversely affected.

Decreases in Patient Occupancy at Our Clients' Facilities May Adversely Affect the Profitability of our Business.

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

Healthcare Reform Could Negatively Impact Our Business Opportunities, Revenues and Margins.

The U.S. government has undertaken efforts to control increasing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and drug companies. In the recent past, the U.S. Congress has considered several comprehensive healthcare reform proposals. Some of these proposals could have adversely affected our business. While the U.S. Congress has not adopt any comprehensive reform proposals, members of Congress may raise similar proposals in the future. If some of these proposals are approved, hospitals and other healthcare facilities may react by spending less on healthcare staffing, including nurses. If this were to occur, we would have fewer business opportunities, which could seriously harm our business.

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

Furthermore, third party payors, such as health maintenance organizations, increasingly challenge the prices charged for medical care. Failure by hospitals and other healthcare facilities to obtain full reimbursement from those third party payors could reduce the demand for, or the price paid for our staffing services.

We are Dependent on the Proper Functioning of our Information Systems.

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

We May be Legally Liable for Damages Resulting From Our Hospital and Healthcare Facility Clients' Mistreatment of Our Healthcare Personnel.

Because we are in the business of placing our temporary healthcare professionals in the workplaces of other companies, we are subject to possible claims by our temporary healthcare professionals alleging discrimination, sexual harassment, negligence and other similar injuries to them caused by our hospital and healthcare facility clients. The cost of defending such claims, even if groundless, could be substantial and the associated negative publicity could adversely affect our ability to attract and retain qualified healthcare professionals in the future.

If State Regulations that Apply to us Change, We May Face Increased Costs That Reduce our Revenue and Profitability.

The temporary healthcare staffing industry is regulated in many states. In some states, firms such as our company must be registered to establish and advertise as a nurse staffing agency or must qualify for an exemption from registration in those states. If we were to lose any required state licenses, we would be required to cease operating in those states. The introduction of new regulations could substantially raise the costs associated with hiring temporary employees. These increased costs may not be able to be passed on to clients without a decrease in demand for temporary employees. In addition, if government regulations were implemented that limited, directly or indirectly, the amounts we could charge for our services, our profitability could be adversely affected.

Future Changes in Reimbursement Trends Could Hamper our Clients' Ability to Pay Us.

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

Competition for Acquisition Opportunities May Restrict Our Future Growth by Limiting Our Ability to Make Acquisitions at Reasonable Valuations.

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

We May Face Difficulties Integrating Our Acquisitions Into Our Operations and Our Acquisitions May be Unsuccessful, Involve Significant Cash Expenditures or Expose Us to Unforeseen Liabilities.

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

Significant Legal Actions Could Subject Us to Substantial Uninsured Liabilities.

We may be subject to claims related to torts or crimes committed by our employees or temporary staffing personnel. Such claims could involve large claims and significant defense costs. In some instances, we are required to indemnify clients against some or all of these risks. A failure of any of our employees or personnel to observe our policies and guidelines intended to reduce these risks, relevant client policies and guidelines or applicable federal, state or local laws, rules and regulations could result in negative publicity, payment of fines or other damages. To protect ourselves from the cost of these claims, we maintain professional malpractice liability insurance and general liability insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. If we are unable to maintain adequate insurance coverage, we may be exposed to substantial liabilities, which could adversely affect our financial results.

If Our Insurance Costs Increase Significantly, These Incremental Costs Could Negatively Affect Our Financial Results.

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

If We Become Subject to Material Liabilities Under Our Self-Insured Programs or Certain Contingent Liabilities, Our Financial Results May Be Adversely Affected.

We provide workers compensation coverage through a program that is partially self-insured. If we become subject to substantial uninsured workers compensation liabilities, our financial results may be adversely affected.

We have a substantial amount of goodwill on our balance sheet. A substantial impairment of our goodwill may have the effect of decreasing our earnings or increasing our losses.

As of February 29, 2004, we had $32.3 million of unamortized goodwill on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At February 29, 2004, goodwill represented 43% of our total assets.

Historically, we amortized goodwill on a straight-line basis over the estimated period of future benefit of up to 15 years. In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 requires that, subsequent to March 1, 2002, goodwill not be amortized but rather that it be reviewed annually for impairment. In the event impairment is identified, a charge to earnings would be recorded. We have adopted the provisions of SFAS No. 141 and SFAS No. 142 as of March 1, 2002. Although it does not affect our cash flow, an impairment charge to earnings has the effect of decreasing our earnings. If we are required to take a charge to earnings for goodwill impairment, our stock price could be adversely affected.

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

Our Ability to Borrow Under Our Credit Facility May be Limited.

The Company has a $35 million asset-based revolving credit line and a $3 million term note. Our ability to borrow under the credit facility is based upon, and thereby limited by, the amount of our accounts receivable. Any material decline in our service revenues could reduce our borrowing base, which could cause us to lose our ability to borrow additional amounts under the credit facility. In such circumstances, the borrowing availability under the credit facility may not be sufficient for our capital needs.

Business Conditions.

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

ITEM 2.  PROPERTIES

The Company's business leases its administrative facilities in Lake Success, New York. The Lake Success office lease for approximately 14,305 square feet of office space expires in December 2010 provides for a current annual rent of $389,914 and is subject to a 3.5% annual rent escalation. The Company believes that its administrative facilities are sufficient for its needs and that it will be able to obtain additional space as needed.

There are currently 52 staffing offices in 23 states, of which 17 are operated by the Company and 35 licensee staffing offices are operated by 23 licensees. These offices are typically small administrative offices serving a limited geographical area. The licensee offices are owned by licensees or are leased by the licensee from third-party landlords. The Company believes that it will be able to renew or find adequate replacement offices for all of the leases of the staffing offices leased by it which are scheduled to expire within the next twelve months at comparable costs to those currently being incurred.

ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of business. Management and legal counsel periodically review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred, and the availability and the extent of insurance coverage and established reserves. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on these reviews and the disposition of the lawsuits, these matters should not have a material effect on the Company's financial position, results of operations or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY,
           RELATED STOCKHOLDER MATTERS ISSUER
           PURCHASES OF EQUITY SECURITIES

(A)        MARKET INFORMATION

The Company has outstanding two classes of common equity securities: Class A Common Stock and Class B Common Stock. In March 2002, the Company's Class A Common Stock commenced trading on the American Stock Exchange under the symbol "AHN".

The following table sets forth, the high and low sale prices for the Class A Common Stock for each quarter during the two fiscal years ended February 29, 2004, as reported by the American Stock Exchange.

                                                   High       Low
                                                   ----       ---
        Fiscal Year Ended February 28, 2003
        -----------------------------------
        1st quarter ended May 31, 2002             $2.74     $2.00
        2nd quarter ended August 31, 2002           2.42      0.70
        3rd quarter ended November 30, 2002         1.11      0.80
        4th quarter ended February 28, 2003         1.10      0.54

        Fiscal Year Ended February 29, 2004
        -----------------------------------
        1st quarter ended May 31, 2003             $0.90     $0.50
        2nd quarter ended August 31, 2003           1.15      0.51
        3rd quarter ended November 30, 2003         1.01      0.60
        4th quarter ended February 29, 2004         0.75      0.46


There is no established public trading market for the Company's Class B Common Stock, which has ten votes per share and upon transfer is convertible automatically into one share of Class A Common Stock, which has one vote per share.


(B)      HOLDERS

As of February 29, 2004, there were approximately 269 holders of record of Class A Common Stock (including brokerage firms holding stock in "street name" and other nominees) and 368 holders of record of Class B Common Stock.

(C)      DIVIDENDS

The Company has never paid any dividends on its shares of Class A or Class B Common Stock. The Company does not expect to pay any dividends for the foreseeable future as all earnings will be retained for use in its business.

(D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                                                   Number of
                                                                   Securities
                                                                   remaining
                                                 Weighted-       available for
                               Number of          Average       Future issuance
                              Securities          Exercise       under Equity
                              to be issued        Price of        Compensation
                             Upon Exercise      Outstanding     Plans (excluding
                             of Outstanding       Options,         securities
                           Options, Warrants    Warrants and      reflected in
                             and Rights (a)        Rights         column (a))
--------------------------------------------------------------------------------

Equity compensation
plans approved by
security holders               4,226,882           $0.59           2,039,235
--------------------------------------------------------------------------------

Equity compensation
plans not approved by
security holders (1)             400,000           $1.02           2,600,000
--------------------------------------------------------------------------------

Total                          4,626,882           $0.63           4,639,235
--------------------------------------------------------------------------------


(1) During fiscal 2001, the Company adopted a stock option plan (the "2000 Stock Option Plan") under which an aggregate of three million shares of common stock are reserved for issuance. Both key employees and non-employee directors, except for members of the compensation committee, are eligible to participate in the 2000 Stock Option Plan.

(E) RECENT SALES OF UNREGISTERED SECURITIES

The following is certain information concerning the sale by the Company of securities which were not registered under the Securities Act of 1933 during the fiscal year ended February 29, 2004.

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

On April 30, 2003, the Company sold 500 shares of its Preferred Stock and received cash proceeds of $250,000.The purchasers of the stock were two executive officers of the Company and two accredited investors. This stock is convertible to Common Stock at the price of $.93 per share which is 120% of the weighted average market close price of the Company's Common Stock for the ten day trading period ending on the date of the purchase of Preferred Stock.

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

ITEM 6.

SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)

The following table provides selected historical consolidated financial data of the Company as of and for each of the fiscal years in the five year period ended February 29, 2004. The data has been derived from the Company's audited consolidated financial statements. Such information should be read in conjunction with the Company's consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" which is contained in this report.

                                                      FEB. 29,     FEB. 28,     FEB. 28,    FEB. 28,     FEB. 29,
                                                        2004         2003         2002        2001         2000
                                                     ---------    ---------    ---------   ---------    ---------
CONSOLIDATED OPERATIONS DATA:
Revenues                                             $ 130,401    $ 148,720    $ 149,414   $ 120,840    $ 114,994
                                                     ---------    ---------    ---------   ---------    ---------
(Loss) income from continuing operations                (6,180)      (2,833)       3,593      (1,066)      (2,683)
Loss from discontinued operations                           --           --           --          --         (557)
                                                     ---------    ---------    ---------   ---------    ---------

Net (loss) income                                    $  (6,180)   $  (2,833)   $   3,593   $  (1,066)   $  (3,240)
                                                     =========    =========    =========   =========    =========

     (Loss) income per common share-basic            $   (0.25)   $   (0.12)   $    0.15   $   (0.05)   $   (0.11)
     Loss from discontinued operations                      --           --           --          --        (0.03)
                                                     ---------    ---------    ---------   ---------    ---------

Net (loss) income                                    $   (0.25)   $   (0.12)   $    0.15   $   (0.05)   $   (0.14)
                                                     =========    =========    =========   =========    =========
(Loss) income per common share - diluted:
     (Loss) income from continuing
       operations                                    $   (0.25)   $   (0.12)   $    0.14   $   (0.05)   $   (0.11)
     Loss from discontinued operations                      --           --           --          --        (0.03)
                                                     ---------    ---------    ---------   ---------    ---------
Net (loss) income                                    $   (0.25)   $   (0.12)   $    0.14   $   (0.05)   $   (0.14)
                                                     =========    =========    =========   =========    =========
Weighted average common shares
  outstanding:
     Basic                                              24,468       23,783       23,632      23,632       23,623
     Diluted                                            24,468       23,783       25,695      23,632       23,623

CONSOLIDATED BALANCE SHEET DATA:

Total assets                                         $  74,727    $  78,615    $  75,329   $  41,431    $  39,607

Long-term debt and other liabilities                    55,844       55,790       50,177      21,059       16,049

Total liabilities                                       68,607       67,469       62,109      31,804       28,914

Stockholders' equity                                     5,053       10,546       13,220       9,627       10,693

ATC Healthcare, Inc. did not pay any cash dividends on its common stock during any of the periods set forth in the table above. Certain prior period amounts have been reclassified to conform with the fiscal 2004 presentation.

Amortization expense of $533, $519 and $167, respectively, were included in fiscal years 2002, 2001 and 2000 net income.

Fiscal 2002 included loss on extinguishment of debt of $854.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED FEBRUARY 29, 2004 ("FISCAL 2004") TO YEAR ENDED FEBRUARY 28, 2003 ("FISCAL 2003").

REVENUES: In the Fiscal year ended February 29, 2004, the Company's revenue declined 12% to $130.4 million as compared to revenue for Fiscal 2003 of $148.7 million. Office revenue for locations open during the last two fiscal years decreased $9.7 million due to the fact that demand for temporary nurses is going through a period of contraction as hospitals continue to experience flat to declining admission rates. The Company also closed 18 offices due to poor performance during Fiscal 2004. These offices accounted for $14.7 million in revenue during Fiscal 2003.

SERVICE COSTS: Service costs were 79.1% of total revenues in Fiscal 2004 as compared to 77.8% of total revenues in Fiscal 2003. The increase in service costs can be attributed to the decreased demand of temporary nurses, which has increased the competitive environment pressuring fees and the increased cost of insurance. Service costs represent the direct costs of providing services to patients or clients, including wages, payroll taxes, travel costs, insurance costs, the cost of medical supplies and the cost of contracted services.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $22.7 million in fiscal 2004 as compared to $29.5 million in fiscal 2003.General and administrative costs, expressed as a percentage of revenues, were 17.4% and 19.8% for fiscal 2004 and fiscal 2003 respectively. The reduction in general and administrative expenses as a percentage of revenue in fiscal 2004 is the result of the reduction in royalty payments to licensees due to decreased revenues as well as initiatives undertaken by the Company to reduce the size of or close marginally performing offices and a reduction of back office support staff.

 DEPRECIATION AND AMORTIZATION: Depreciation and amortization expenses relating to fixed assets and intangible assets was $2.1 million in Fiscal 2004 as compared to $2.0 million in fiscal 2003.

OFFICE CLOSING AND RESTRUCTURING CHARGE: In the third quarter of fiscal 2004 the Company recorded a charge associated with the closing of certain offices in the amount of $2.6 million. The Company expects the restructure to result in a lower overall cost structure to allow it to focus resources on offices with greater potential for better overall growth and profitability. The components of the charge are as follows:

                   Components                           Amount
        -----------------------------------             -------
        Write-off of fixed assets                       $   892
        Write-off of related goodwill                       889
        Severance costs and other benefits                  608
        Other                                               200
                                                        -------
         Total Restructuring Charge                     $2,589
                                                        =======

As of February 29, 2004, the Company has paid $165 for severance and other costs associated with the office closings. As of February 29, 2004 the Company's accounts payable and accrued expenses included $643 of remaining costs accrued mainly of severance and lease costs.

INTEREST EXPENSE, NET: Interest expense, net was $4.2 million and $3.3 million in Fiscal 2004 and 2003 respectively. Interest expense increased $0.9 million in Fiscal 2004 from Fiscal 2003 primarily due to interest costs associated with the Company's term loan facility and to increased interest rates associated with its revolving line of credit.

PROVISION RELATED TO TLCS GUARANTEE: In Fiscal 2003 the Company recorded a provision of $2.3 million related to the TLCS Guarantee. The Company is contingently liable on $2.3 million of obligations owed by TLCS which is payable over eight years. The Company is indemnified by TLCS for any obligations arising out of these matters. On November 8, 2002, TLCS filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company has not received any demands for payment with respect to these obligations. The next payment is due in September 2004. The Company believes that it has certain defenses which could reduce or eliminate its recorded liability in this matter.

PROVISION (BENEFIT) FOR INCOME TAXES: In Fiscal 2004 the Company recorded an expense for income taxes of $2.0 million on a pretax loss of $4.2 million.

For the year ended February 29, 2004 income tax expense is due primarily to the valuation allowance provided in that period. In the third quarter of 2004, it became apparent that the hospital patient volumes were not returning as anticipated and the Company would not return to profitable operations in fiscal 2004. The Company intends to maintain its valuation allowance until such time as positive evidence exists to support reversal of the valuation allowance. Income tax expense recorded in the future will be reduced to the extent of offsetting reductions in the Company valuation allowance. The realization of the Company's remaining deferred tax assets is primarily dependent on forecasted future taxable operating and non-operating income. Any reduction in future forecasted taxable income may require that the Company record an additional valuation against the deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period the valuation was recorded and could have a significant impact on the earnings of the Company. Management believes that it is more likely than not that the Company's deferred tax assets which have not been reserved for will be realized through future profitable operations.

COMPARISON OF YEAR ENDED FEBRUARY 28, 2003 ("FISCAL 2003") TO YEAR ENDED FEBRUARY 28, 2002 ("FISCAL 2002").

REVENUES: Revenue for fiscal 2003 of $148.7 million remained consistent with the revenue for fiscal 2002 of $149.4 million. Office sales for locations open during the last two fiscal years decreased 8%. This decrease was offset by sales from locations opened during the last two fiscal years.

SERVICE COSTS: Service costs were 77.8% and 76.4% of total revenues in Fiscal 2003 and 2002 respectively. The Company recorded an additional $.9 million charge in the fourth quarter of fiscal 2003 to increase its liability for expected workers compensation claims. Service costs represent the direct costs of providing services to patients or clients, including wages, payroll taxes, travel costs, insurance costs, the cost of medical supplies and the cost of contracted services.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $29.5 million in Fiscal 2003 as compared to $29.9 million in Fiscal 2002. The Company experienced a reduction in royalty expense due to the purchase of its largest licensee completed in January 2002, which eliminated approximately $2.9 million of expense. This was offset by increases in employee expenses relating to the Company's start up of its own travel nurse division and the opening of new company owned locations. Additionally, the Company increased its bad debt reserve in Fiscal 2003 to reserve against potential receivable collectibility issues.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization expenses relating to fixed assets and intangible assets was $2.0 million as compared to $1.8 million for fiscal years 2003 and 2002 respectively.

INTEREST EXPENSE, NET: Interest expense increased $1.3 million in Fiscal 2003 to $3.3 million as compared to interest expense in fiscal 2002 of $2.0 million. The increase is primarily due to the issuance of debt in connection with the purchase of the Company's largest licensee in January 2002 and borrowings under an acquisition line provided by its primary lender in June 2002.

PROVISION RELATED TO TLCS GUARANTEE: In fiscal 2003 the Company recorded a provision of $2.3 million related to the TLCS Guarantee. The Company is contingently liable on $2.3 million of obligations owed by TLCS which is payable over eight years. The Company is indemnified by TLCS for any obligations arising out of these matters. On November 8, 2002, TLCS filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company has not received any demands for payment with respect to these obligations. The next payment is due in September 2004. The Company believes that it has certain defenses which could reduce or eliminate its recorded liability in this matter.

LOSS ON EXTINGUISHMENT OF DEBT: During Fiscal 2002, the Company entered into a new $25 million facility ("New Facility") with a lending institution. The Company's previous credit facility was repaid in full concurrent with the closing of the New Facility. In connection with the early extinguishment of its debt, the Company wrote off the unamortized balance of deferred financing fees and termination fee paid.

PROVISION (BENEFIT) FOR INCOME TAXES: In Fiscal 2003 the Company recorded an income tax benefit for $1.4 million on a pretax loss of $4.3 million.

At February 28, 2003 management believed that it was more likely than not that the Company's deferred tax assets would be realized through future profitable operations. This was based upon the fact that the company had profitable operations from September 1, 2000 through the third quarter ended November 30, 2002 which quarterly results were profitable before a charge for the guarantee of certain debt of a former related party, TLC. Losses incurred in the fourth quarter of fiscal 2003 were due to an unanticipated shortfall in hospital patient volumes, which were expected to return in fiscal 2004. Management believed that it would return to profitable operations during Fiscal 2004 and, accordingly, it was more likely than not that it would realize its deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its cash needs through various equity and debt issuances and through cash flow from operations. The Company generally pays its billable employees weekly for their services, and remits certain statutory payroll and related taxes as well as other fringe benefits. Invoices are generated to reflect these costs plus the Company's markup.

Cash used in operating activities was $0.4 million during the year ended February 29, 2004 compared to cash provided from operating activities of $0.5 million and cash used in operating activities of $1.5 million for the years ended February 28, 2003 and 2002 respectively. Cash used in investing activities was $0.1 million during the year ended February 29, 2004 compared to cash used in investing activities of $2.4 million and $0.7 million during the year ended February 28, 2003 and 2002 respectively. Cash provided by financing activities was $0.4 million in fiscal 2004 as compared to cash provided by financing
activities   of  $1.2   million  and  $1.5  million  in  Fiscal  2003  and  2002
respectively.

Cash used in operating activities during fiscal 2004 was mainly used to fund the company's new workers compensation collateral account. Cash used in investing activities during Fiscal 2004 was mainly used on capital expenditures. Cash used in investing activities during Fiscal 2003 was primarily used for business acquisitions. Cash provided by financing activities in Fiscal 2004 and 2003 was mainly from borrowings under the Company credit facility and the sale of preferred and common stock. Cash provided by Financing activities in Fiscal 2002 was mainly from borrowings under the credit facility.

In April 2001, the Company entered obtained a new financing facility ("New Facility") with a new lending institution for a $25 million, three year term, revolving loan. The New Facility limit was increased to $27.5 million in October 2001. Amounts borrowed under the New Facility were used to repay $20.6 million of borrowing on its existing facility.

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

In November 2002, the interest rates were revised to 4.55% over LIBOR on the revolving line and 7.27% over the LIBOR on the term loan facility as part of a loan modification.

On June 13, 2003, the Company received a waiver from the lender for non-compliance of certain New Facility covenants as of February 28, 2003. Interest rates on both the revolving line and term loan facility were increased 2% and can decrease if the Company meets certain financial criteria. In addition, certain financial ratio covenants were modified. The additional interest is not payable until the current expiration date of the Facility which is November 2005. As part of this modification, the lender and the DSS and DSI noteholders amended the subordination agreement and the noteholders amended the Notes issued to pay the purchase price. As a result of that amendment, what had been two promissory notes issued to each of the former owners of DSS and DSI has been condensed into one note. The note issued to one of the former owners is for a term of seven years, with a minimum monthly payment (including interest) of $40,000 in year one and minimum monthly payments of $80,000 in subsequent years, with a balloon payment of $3,700,000 due in year 4. The balance on that note after the balloon payment is payable over the remaining 3 years of the note, subject to certain limitations in the subordination agreement. The notes issued to the other three former owners are for terms of ten years, with minimum monthly payments (including interest) of $25,000 in the aggregate in the first year and minimum monthly payments of $51,000 in the aggregate for the remaining years. Any unpaid balance at the end of the note term will be due at that time. Additional payments are payable to the noteholders if the Company achieves certain financial ratios. In conjunction with this revision, one of the note holders agreed to reduce his note by approximately $2,800,000 provided the Company does not default under the notes or, in certain instances, the Company's senior lending facility.

On January 8, 2004 an amendment to the New Facility was entered into modifying certain financial ratio covenants as of November 30, 2003.

On May 24, 2004 an amendment to the New Facility was entered into modifying certain financial ratio covenants as of February 29, 2004.

The Company's working capital was $19.7 million and $20.7 million on February 29, 2004 and February 28, 2003, respectively.

The Company anticipates that capital expenditures for furniture and equipment, including improvements to its management information and operating systems during the next twelve months will be approximately $0.3 million.

Operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital, capital expenditures, and internal business expansion and debt service. The Company's cash flow has been aided by the recent sale of unregistered equity securities, securities convertible into equity and by the debt restructuring completed on June 13, 2003. We believe that our capital resources are sufficient to meet our working capital requirements for the next twelve months. We expect to meet our future working capital, capital expenditure, internal business expansion, and debt service from a combination of operating cash flows and funds available under the Facility. No assurance can be given, however, that this will be the case. The Company may require additional equity and debt financing to meet our working capital needs, or to fund our acquisition activities, if any. There can be no assurance that additional financing will be available when required, or, if available, will be available on satisfactory terms.

INDEBTEDNESS AND CONTRACTUAL OBLIGATIONS OF THE COMPANY

The following are contractual cash obligations of the Company at February 29, 2004:

Payments due by period (amounts in thousands):

                                         Less Than         1-2            3-4
                            Total         One Year        Years          Years        Thereafter
                        ------------------------------------------------------------------------
Bank Financing             $25,542        $ 1,310       $ 24,232        $    --        $    --
Debt                        32,389          1,148          2,419          6,179         22,643
Operating leases             4,668          1,122          1,524          1,162            860
                        ------------------------------------------------------------------------
Total                      $62,599        $ 3,580       $ 28,175        $ 7,341        $23,503
                        ========================================================================


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

Revenue Recognition

A substantial portion of the Company's service revenues are derived from a unique form of franchising under which independent companies or contractors ("licensees") represent the Company within a designated territory. These licensees assign Company personnel, including registered nurses and therapists, to service clients using the Company's trade names and service marks. The Company pays and distributes the payroll for the direct service personnel who are all employees of the Company, administers all payroll withholdings and payments, bills the customers and receives and processes the accounts receivable. The revenues and related direct costs are included in the Company's consolidated service revenues and operating costs. The licensees are responsible for providing an office and paying related expenses for administration, including rent, utilities and costs for administrative personnel. The Company pays a monthly distribution or commission to its domestic licensees based on a defined formula of gross profit generated. Generally, the Company pays a licensee approximately 55% (60% for certain licensees who have longer relationships with the Company). There is no payment to the licensees based solely on revenues. For Fiscal 2004, 2003 and 2002, total licensee distributions were approximately $6,800, $9,100 and $16,900, respectively, and are included in the general and administrative expenses.

Two of the Company's largest licensees, Direct Staffing, Inc. and DSS Staffing Corp., were owned by one unrelated third party and by a son and two sons-in-law of the President and Chairman of the Board of Directors of the Company. Such licensees were paid (gross licensee fees) approximately $6,527 in Fiscal 2002. The Company recognizes revenue as the related services are provided to customers and when the customer is obligated to pay for such completed services. Revenues are recorded net of contractual or other allowances to which customers are entitled. Employees assigned to particular customers may be changed at the customer's request or at the Company's initiation. A provision for uncollectible and doubtful accounts is provided for amounts billed to customers which may ultimately be uncollectible due to billing errors, documentation disputes or the customer's inability to pay.

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

Goodwill Impairment

Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired. The Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets," ("SFAS 142") as of March 1, 2002. SFAS 141 provides specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. SFAS 142 requires that (1) goodwill and intangible assets with indefinite useful lives should no longer be amortized, (2) goodwill and intangibles must be reviewed for impairment annually (or more often if certain events occur which could impact their carrying value), and (3) the Company's operations be formally identified into reporting units for the purpose of assessing impairments of goodwill. Other definite lived intangibles, primarily customer lists and non-compete agreements, are amortized on a straight line basis over periods ranging from three to 10 years.

In accordance with SFAS 142 the Company tested goodwill impairment at the end of the third and fourth quarters of Fiscal 2004. As a result of the testing in the third quarter of Fiscal 2004, the Company wrote off $0.9 million of goodwill. The Company also performed its annual testing for goodwill impairment in the fourth quarter of Fiscal 2004 and determined that no additional write-offs were required to be taken.

If management's expectations of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of the Company's goodwill could change significantly. Such change could result in additional goodwill impairment charges in future periods, which could have a significant impact on the Company's consolidated financial statements.

Income Taxes

The Company accounts for income taxes in accordance with the Financial Accounting Standards Board ("FASB") statement NO. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered. The Company records a valuation allowance against deferred tax assets for which utilization of the asset is not likely.

Management's judgment is required in determining the realizability of the deferred tax assets and liabilities and any valuation allowances recorded. The realization of our remaining deferred tax assets is primarily dependent on forecasted future taxable income. Any reduction in future forecasted operating and non-operating taxable income may require that the Company record an additional valuation against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period the valuation was recorded and could have a significant impact on the earnings of the Company.

Workers Compensation Reserves

The Company records its estimate of the ultimate cost of, and reserve for, workers compensation based on actuarial computations using the Company's loss history as well as industry statistics. Furthermore, in determining its reserves, the Company includes reserves for estimated claims incurred but not reported. The ultimate cost of workers compensation will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims.

Accruals for workers compensation claims are included in accrued expenses in the consolidated balance sheets. A significant increase in claims or changes in laws may require the Company to record additional expenses related to workers compensation. On the other hand, significantly improved claim experience may result in lower annual expense levels.

EFFECT OF INFLATION

The impact of inflation on the Company's sales and income from continuing operations was immaterial during Fiscal 2004. In the past, the effects of inflation on salaries and operating expenses have been offset by the Company's ability to increase its charges for services rendered. The Company anticipates that it will be able to continue to do so in the future. The Company continually reviews its costs in relation to the pricing of its services.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 145, "RESCISSION OF FAS NOS. 4, 44, AND 64, AMENDMENT OF SFAS 13, AND TECHNICAL CORRECTIONS AS OF APRIL 2002". This statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for Fiscal years beginning after December 31, 2002. The Company has adopted SFAS No. 145 in Fiscal 2003 and has reclassified the 2002 extraordinary loss on early extinguishment of debt to interest and other expenses.

In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for Fiscal years beginning after December 31, 2002. The Company does not anticipate that the adoption of SFAS No. 146 will have a material impact on the consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148 ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE that amends FASB Statement No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 amends the disclosure requirements of APB Opinion No. 28, "Interim Financial Reporting" and SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. SFAS No. 148 is effective for Fiscal years ending after December 15, 2002. The adoption of SFAS No. 148, except for the disclosure requirements, had no impact on the consolidated financial statements.

In November 2002, the FASB issued Interpretation 45 ("FIN 45"), "Guarantor's accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees issued or modified subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, ("FAS 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the statement, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 has no impact on the consolidated financial statements of the Company.

In January 2003, the FASB issued Interpretation No. 46 ("FINAL"), "Consolidation of Variable Interest Entities." This interpretation provides guidance with respect to the consolidation of certain entities, referred to as variable interest entities ("VIE"), in which an investor is subject to a majority of the risk of loss from the VIE's activities, or is entitled to receive a majority of the VIE's residual returns. This interpretation also provides guidance with respect to the disclosure of VIEs in which an investor maintains an interest, but is not required to consolidate. The provisions of the interpretation are effective immediately for all VIEs created after January 31, 2003, or in which the Company obtains an interest after that date.

In October 2003, the FASB issued a revision to FIN 46, which among other things deferred the effective date for certain variable interests. Application is required for interest in special-purpose entities in the period ending after December 15, 2003 and application is required for all other types of VIEs in the period ending after March 15, 2004. The adoption of Fin 46 and FIN46R did not have any impact on the Company's consolidated financial statements as of and for the year ended February 29, 2004.

FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. From time to time, the Company also provides forward-looking statements in other materials it releases to the public as well as oral forward-looking statements. These statements are typically identified by the inclusion of phrases such as "the Company anticipates", "the Company believes" and other phrases of similar meaning. These forward looking statements are based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements expressed or implied by such forward-looking statements. The potential risks and uncertainties which would cause actual results to differ materially from the Company's expectations include, but are not limited to, those discussed in the section entitled "Business - Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q to be filed by the Company in the fiscal year 2005.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity: The Company's primary market risk exposure is interest rate risk. The Company's exposure to market risk for changes in interest rates relates to its debt obligations under its New Facility described above. Under the New Facility, the weighted average interest rate is 6.72 over the LIBOR. At February 29, 2004, drawings on the Facility were $25.5 million. Assuming variable rate debt at February 29, 2004, a one point change in interest rates would impact annual net interest payments by $255 thousand. The Company does not use derivative financial instruments to manage interest rate risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ATC HEALTHCARE, INC. AND SUBSIDIARIES

INDEX

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firms                    F-1

CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as of
       February 29, 2004 and  February 28, 2003                             F-3

     Consolidated Statements of Operations
        for the Years ended February 29, 2004, February 28, 2003 and
        2002                                                                F-4

     Consolidated Statements of Stockholders' Equity for the Years ended
        February 29, 2004, February 28, 2003 and
        2002                                                                F-5

     Consolidated Statements of Cash Flows
        for the Years ended February 29, 2004, February 28,
        2003 and 2002                                                       F-6

     Notes to Consolidated Financial Statements                             F-8

FINANCIAL STATEMENT SCHEDULE FOR THE YEARS ENDED
     FEBRUARY 29, 2004, February 28, 2003 and 2002


        II - Valuation and Qualifying Accounts                             F-26

All other schedules were omitted because they are not required, not applicable or the information is otherwise shown in the financial statements or the notes thereto.

            Report of Independent Registered Public Accounting Firm

To the Board of Directors
ATC HEALTHCARE, INC.

We have audited the accompanying consolidated balance sheet of ATC Healthcare, Inc. and Subsidiaries as of February 29, 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ATC Healthcare, Inc. and Subsidiaries as of February 29, 2004 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The information included on Schedule II is the responsibility of management, and although not considered necessary for a fair presentation of financial position, results of operations, and cash flows is presented for additional analysis and has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements. In our opinion, the information included on
Schedule II relating to the year ended February 29, 2004 is fairly stated in all material respects, in relation to the basic consolidated financial statements taken as a whole. Also, such schedule presents fairly the information set forth therein in compliance with the applicable accounting regulations of the Securities and Exchange Commission.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York
April 16, 2004, except for the last paragraph of
  Note 7(a) as to which the date is May 28, 2004

             Report of Independent Registered Public Accounting Firm

   To the Board of  Directors  and  Stockholders  of ATC  Healthcare,  Inc.  and
   Subsidiaries:

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ATC Healthcare, Inc. and Subsidiaries as of February 28, 2003 and the results of their operations and their cash flows for the years ended February 28, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the years ended February 28, 2003 and 2002 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As discussed in Note 2, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", on March 1, 2002.

   PricewaterhouseCoopers LLP

   Melville, New York
   May 12, 2003, except for the fifth paragraph of Note 7(a) as to which the date is June 13, 2003.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)


----------------------------------------------------------------------------------------------------------------------
                                                                                           February 29,  February 28,
ASSETS                                                                                            2004           2003
CURRENT ASSETS:
     Cash and cash equivalents                                                                $    543       $    585
     Accounts receivable, less allowance for doubtful
          accounts of $737 and $1,784, respectively                                             27,216         26,876
     Deferred income taxes                                                                          --          1,787
     Prepaid expenses and other current assets                                                   4,700          3,087
                                                                                         -----------------------------
               Total current assets                                                             32,459         32,335

     Fixed assets, net                                                                             848          2,670
     Intangibles                                                                                 6,423          7,186
     Goodwill                                                                                   32,256         33,449
     Deferred income taxes                                                                       1,984          2,076
     Other assets                                                                                  757            899
                                                                                         -----------------------------
               Total assets                                                                   $ 74,727       $ 78,615
                                                                                         =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                         $  1,595       $  1,332
     Accrued expenses                                                                            6,468          6,192
     Book overdraft                                                                              2,242          2,580
     Current portion of due under bank financing                                                 1,310            679
     Current portion of notes and guarantee payable                                              1,148            896
                                                                                         -----------------------------
               Total current liabilities                                                        12,763         11,679

     Notes and guarantees payable                                                               31,241         31,463
     Due under bank financing                                                                   24,232         24,249
     Other liabilities                                                                             371             78
                                                                                         -----------------------------
               Total liabilities                                                                68,607         67,469
                                                                                         -----------------------------


     Convertible Series A Preferred Stock ($.01 par value, 4,000 shares
       authorized; 2,000 and 1,200 shares issued and outstanding, respectively)                  1,067            600
                                                                                         -----------------------------
STOCKHOLDERS' EQUITY:
     Class A Common Stock - $.01 par value;
         75,000,000 shares authorized; 24,665,537 and 23,582,552 shares
       issued and outstanding at February 29, 2004 and February 29, 2003, respectively             247            235
   Class B Common Stock - $.01 par value;
        1,554,936 shares authorized; 245,617 and 256,191 shares issued
        and outstanding at February 29, 2004 and February 28, 2003, respectively                     3              3
Additional paid-in capital                                                                      14,421         13,679
Accumulated deficit                                                                             (9,618)        (3,371)
                                                                                         -----------------------------
               Total stockholders' equity                                                        5,053         10,546
                                                                                         -----------------------------
               Total liabilities and stockholders' equity                                     $ 74,727       $ 78,615
                                                                                         =============================

                 See notes to consolidated financial statements

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

-----------------------------------------------------------------------------------------------------------------------
                                                                         FOR THE FISCAL YEARS ENDED
-----------------------------------------------------------------------------------------------------------------------
                                                     FEBRUARY 29, 2004       FEBRUARY 28, 2003       FEBRUARY 28, 2002
REVENUES:
     Service revenues                                     $130,401                $148,720                $149,414
                                                     --------------------------------------------------------------

COSTS AND EXPENSES:
     Service costs                                         103,191                 115,694                 114,225
     General and administrative expenses                    22,692                  29,458                  29,879
     Depreciation and amortization                           2,106                   2,037                   1,753
     Office closing and restructuring charge                 2,589                      --                      --
                                                     --------------------------------------------------------------
        Total operating expenses                           130,578                 147,189                 145,857
                                                     --------------------------------------------------------------

INCOME FROM OPERATIONS                                        (177)                  1,531                   3,557

INTEREST AND OTHER EXPENSES (INCOME):
     Interest expense, net                                   4,151                   3,255                   2,037
     Other  (income) expense, net                             (139)                    260                    (748)
     Provision related to TLCS guarantee                        --                   2,293                      --
     Loss on early extinguishment of debt                       --                      --                     854
                                                     --------------------------------------------------------------
       Total interest and other expenses                     4,012                   5,808                   2,143
                                                     --------------------------------------------------------------

(LOSS) INCOME BEFORE INCOME TAXES                           (4,189)                 (4,277)                  1,414

INCOME TAX (BENEFIT) PROVISION                               1,991                  (1,444)                 (2,179)
                                                     --------------------------------------------------------------

 NET (LOSS) INCOME                                        $ (6,180)               $ (2,833)               $  3,593
                                                     ==============================================================

DIVIDENDS ACCRETED TO PREFERRED STOCKHOLDERS'             $     67                $     --                $     --
                                                     ==============================================================

 NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS'      $ (6,247)               $ (2,833)               $  3,593
                                                     ==============================================================

(LOSS) EARNINGS PER COMMON SHARE - BASIC                  $  (0.25)               $  (0.12)               $   0.15
                                                     ==============================================================

(LOSS) EARNINGS PER COMMON SHARE - DILUTED                $  (0.25)               $  (0.12)               $   0.14
                                                     ==============================================================

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING:
     Basic                                                  24,468                  23,783                  23,632
                                                     ==============================================================
     Diluted                                                24,468                  23,783                  25,695
                                                     ==============================================================
-----------------------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA)

------------------------------------------------------------------------------------------------------------------
                                                                         Class A                     Class B
                                                                      Common Stock                Common Stock
                                                                   Shares       Amount        Shares        Amount
------------------------------------------------------------------------------------------------------------------
Balances, February 28, 2001                                      23,357,782      $ 233       274,015         $  3

Exchange of Class B for Class A Common Stock                         11,161         --       (11,161)          --

Net income                                                              --          --            --           --
                                                           -------------------------------------------------------
Balances, February 28, 2002                                      23,368,943        233       262,854            3

Exchange of Class B for Class A Common Stock                          6,663         --        (6,663)          --

Exercise of employee stock options                                  103,333          1            --           --

Issuance of shares through Employee Stock Purchase Plan             103,613          1            --           --

Net loss                                                                 --         --            --           --
                                                           -------------------------------------------------------
Balances, February 28, 2003                                      23,582,552        235       256,191            3

Exchange of Class B for Class A Common Stock                         10,774         --       (10,774)          --

Exercise of employee stock options                                   56,500          1            --           --

Issuance of shares through Employee Stock Purchase Plan              55,618          1            --           --

Common Stock issued for cash                                        960,093         10            --           --

Accrued dividends on Preferred Stock                                     --         --            --           --

Net loss                                                                 --         --            --           --

                                                           -------------------------------------------------------
Balances, February 29, 2004                                      24,665,537      $ 247       245,417         $  3
                                                           =======================================================

---------------------------------------------------------------------------------------------------------
                                                               Additional
                                                                 Paid-In     Accumulated
                                                                 Capital       Deficit            Total
---------------------------------------------------------------------------------------------------------
Balances, February 28, 2001                                      $13,522       $ (4,131)         $ 9,627

Exchange of Class B for Class A Common Stock                          --             --               --

Net income                                                            --          3,593            3,593
                                                           ----------------------------------------------
Balances, February 28, 2002                                       13,522           (538)          13,220

Exchange of Class B for Class A Common Stock                          --             --               --

Exercise of employee stock options                                    51             --               52

Issuance of shares through Employee Stock Purchase Plan              106             --              107

Net loss                                                              --         (2,833)          (2,833)
                                                           ----------------------------------------------
Balances, February 28, 2003                                       13,679         (3,371)          10,546

Exchange of Class B for Class A Common Stock                          --             --               --

Exercise of employee stock options                                    16             --               17

Issuance of shares through Employee Stock Purchase Plan               35                              36

Common Stock issued for cash                                         691                             701

Accrued dividends on Preferred Stock                                  --            (67)             (67)

Net loss                                                              --         (6,180)          (6,180)

                                                           ------------------------------------------------
Balances, February 29, 2004                                     $ 14,421       $ (9,618)         $ 5,053
                                                           ================================================

                 See notes to consolidated financial statements

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                For the Fiscal Years Ended
                                                                                      February 29,     February 28,    February 28,
                                                                                         2004              2003            2002
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss) income                                                               $ (6,180)        $ (2,833)        $ 3,593
       Adjustments to reconcile net (loss) income to net cash provided by
        (used in) operations:
                   Depreciation and amortization                                          2,373            2,261           1,890
                   Write-off of fixed assets, net                                           892               --              --
                   Impairment of goodwill                                                   889
                   Provision related to TLCS guarantee                                       --            2,293              --
                   Loss on early extinguishment of debt                                      --               --             854
                   Provision for doubtful accounts                                            7            1,629             400
                   Deferred income taxes                                                  1,891           (1,584)         (2,279)
                   In-kind interest                                                         927              886              72
       Changes in operating assets and liabilities, net of effects of acquisitions:
                   Accounts receivable                                                     (347)             178          (2,514)
                   Prepaid expenses and other current assets                             (1,613)          (2,714)           (176)
                   Other assets                                                             (37)             108            (293)
                   Accounts payable and accrued expenses                                    526              269          (3,007)
                   Other long-term liabilities                                              293              (14)              7
                                                                                    ---------------------------------------------
                          Net cash provided by (used in) operating activities              (379)             479          (1,453)
                                                                                    ---------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                                (238)            (417)           (458)
       Finalization of acquisition purchase price                                           130               --              --
       Acquisition of businesses                                                             --           (2,071)           (320)
       Notes receivable from licensees                                                       --              (33)             --
       Other                                                                                 --              108              85
                                                                                    ---------------------------------------------
                          Net cash used in investing activities                            (108)          (2,413)           (693)
                                                                                    ---------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of borrowings under previous credit facility                                --               --         (20,936)
       Borrowings under new credit facility                                               1,838            1,417          23,600
       Payment of notes and capital lease obligations                                    (1,363)          (2,948)           (798)
       Repayment of term loan facility                                                     (757)             (87)             --
       Payment of debt issuance costs                                                       (87)            (520)           (413)
       Book overdraft                                                                      (338)           2,580              --
       Issuance of common and preferred stock                                             1,152              757              --
                                                                                    ---------------------------------------------
                           Net cash provided by financing activities                        445            1,199           1,453
                                                                                    ---------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (42)            (735)           (693)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                585            1,320           2,013
                                                                                    ---------------------------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                 $    543         $    585         $ 1,320
                                                                                    =============================================
---------------------------------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements

Cash paid for:
   Interest                                                                     $ 2,490           $ 2,081          $ 2,020
                                                                            ===============================================
   Income taxes                                                                 $    43           $    71          $   142
                                                                            ===============================================

Supplemental schedule of noncash investing and financing activities:
    Fair value of assets acquired                                               $    --           $ 3,041          $31,290
    Notes issued in connection with acquisition of businesses                   $    --               970           30,970
                                                                            -----------------------------------------------
    Net cash paid                                                               $    --           $ 2,071          $   320
                                                                            ===============================================
    Fixed assets acquired through capital leases                                $    --           $    --          $    97
    Dividends                                                                   $    67           $    --          $    --
---------------------------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements

ATC HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.    ORGANIZATION AND BASIS OF PRESENTATION

ATC Healthcare, Inc. and Subsidiaries, including ATC Healthcare Services, Inc. and ATC Staffing Services, Inc, (collectively the "Company") are providers of supplemental staffing to healthcare facilities. In August 2001, the Company changed its name from Staff Builders, Inc. to ATC Healthcare, Inc. The Company offers a skills list of qualified healthcare associates in over 60 job categories ranging from the highest level of specialty nurse including critical care, neonatal and labor and delivery, to medical administrative staff, including third party billers, administrative assistants, claims processors, collection personnel and medical records clerks. The nurses provided to clients include registered nurses, licensed practical nurses and certified nursing assistants.

During October 1999, the Company separated its home healthcare business from its existing staffing business. To accomplish this separation, the Board of Directors established a new, wholly-owned subsidiary, Tender Loving Care Health Care Services, Inc. ("TLCS"), which acquired 100% of the outstanding capital stock of the subsidiaries engaged in the home healthcare business. The spin-off was effected through a pro-rata distribution to the Company's stockholders of all the shares of common stock of TLCS owned by the Company (the "Distribution"). The Distribution was made by issuing one share of TLCS common stock for every two shares of the Company's Class A and Class B common stock outstanding. The accompanying consolidated financial statements reflect the financial position, results of operations, changes in stockholders' equity and cash flows of the Company as if it were a separate entity for all periods presented. The consolidated financial statements have been prepared using the historical basis of assets and liabilities and historical results of operations related to the Company.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after the elimination of all significant intercompany balances and transactions and include the results of operations of purchased businesses from the respective dates of acquisition.

REVENUE RECOGNITION

A substantial portion of the Company's service revenues is derived from a unique form of franchising under which independent companies or contractors ("licensees") represent the Company within a designated territory. These licensees assign Company personnel, including registered nurses and therapists, to service clients using the Company's trade names and service marks. The Company pays and distributes the payroll for the direct service personnel who are all employees of the Company, administers all payroll withholdings and payments, bills the customers and receives and processes the accounts receivable. The revenues and related direct costs are included in the Company's consolidated service revenues and operating costs. The licensees are responsible for providing an office and paying related expenses for administration, including rent, utilities and costs for administrative personnel. The Company pays a monthly distribution or commission to its domestic licensees based on a defined formula of gross profit generated. Generally, the Company pays a licensee approximately 55% (60% for certain licensees who have longer relationships with the Company). There is no payment to the licensees based solely on revenues. For Fiscal 2004, 2003 and 2002, total licensee distributions were approximately $6,800, $9,100 and $16,900, respectively, and are included in general and administrative expenses.

Two of the Company's largest licensees, Direct Staffing, Inc. ("DSI") and DSS Staffing Corp. ("DSS"), were owned by one unrelated third party and by a son and two sons-in-law of the President and Chairman of the Board of Directors of the Company. Such licensees were paid (gross licensee fees) approximately $6,527 in Fiscal 2002. The Company recognizes revenue as the related services are provided to customers and when the customer is obligated to pay for such completed services. Revenues are recorded net of contractual or other allowances to which customers are entitled. Employees assigned to particular customers may be changed at the customer's request or at the Company's initiation. A provision for uncollectible and doubtful accounts is provided for amounts billed to customers which may ultimately be uncollectible due to billing errors, documentation disputes or the customer's inability to pay.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities in the consolidated financial statements. Actual results could differ from those estimates. The most significant estimates relate to the collectibility of accounts receivable, obligations under workers' compensation and valuation allowances on deferred taxes.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include liquid investments with original maturities of three months or less.

CONCENTRATIONS OF CREDIT RISK

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across a number of geographic areas. However, essentially all trade receivables are concentrated in the hospital and healthcare sectors in the United States and, accordingly, the Company is exposed to their respective business, economic and country-specific variables. Although the Company does not currently foresee a concentrated credit risk associated with these receivables, repayment is dependent upon the financial stability of these industry sectors.

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

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards Board ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company periodically reviews its fixed assets to determine if any impairment exists based upon projected, undiscounted net cash flows of the Company. During fiscal 2004, the Company charged operations $892 for fixed assets that were impaired. As of February 29, 2004, the Company believes that no other impairment of long-lived assets exists.

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired. The Company adopted Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, ("SFAS 141") and SFAS NO. 142, GOODWILL AND INTANGIBLE ASSETS, ("SFAS 142") as of March 1, 2002. SFAS 141 provides specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. SFAS 142 requires that (1) goodwill and intangible assets with indefinite useful lives should no longer be amortized, (2) goodwill and intangibles must be reviewed for impairment annually (or more often if certain events occur which could impact their carrying value), and (3) the Company's operations be formally identified into reporting units for the purpose of assessing impairments of goodwill. Prior to 2002, goodwill was amortized on a straight-line basis over 15 years. Goodwill amortization for the year ended February 28, 2002 was $499. Other definite lived intangibles, primarily customer lists and non-compete agreements, are amortized on a straight-line basis over periods ranging from three to 10 years.

In accordance with SFAS 142, the Company performed a transitional impairment test as of March 1, 2002 and its annual impairment test at the end of each year for its unamortized goodwill. As a result of the impairment tests performed, the Company charged operations $889 for the year ended February 29, 2004 for goodwill the Company determined was impaired. No other impairment was noted at the date of the adoption of SFAS 142 or at February 29, 2004 and February 28, 2003. During fiscal 2004, the Company's net goodwill decreased by $1.193 million as a result of an impairment charge of $889 and $304 of final purchase price allocations.

Goodwill and other intangibles are as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                        FEBRUARY 29, 2004                      FEBRUARY 28, 2003
-----------------------------------------------------------------------------------------------------------------------------
                                 Gross Carrying      Accumulated       Gross Carrying        Accumulated     Amortization
                                     Amount          Amortization          Amount            Amortization       Period

Goodwill                            $ 34,945           $ 2,689             $ 36,389            $ 2,940           none
Customer lists                         6,400             1,120                6,400                480            10
Covenants not to compete                 900               375                  900                246           3-10
Other intangibles                        844               226                  672                 60           5-10
                                -----------------------------------------------------------------------
                                    $ 43,089           $ 4,410             $ 44,361            $ 3,726
                                =======================================================================
-----------------------------------------------------------------------------------------------------------------------------

Amortization expense was $938, $662 and $623 for fiscal 2004, 2003 and 2002, respectively. Estimated amortization expense for the next five fiscal years is as follows:

                         -------------------------------
                             Amortization Expense

                         -------------------------------
                             2005                 $ 937
                             2006                   912
                             2007                   904
                             2008                   846
                             2009                   717
                         -------------------------------

As required by SFAS 142, the results for fiscal 2002 have not been restated. A reconciliation of net income, as if SFAS 142 had been adopted in fiscal 2002, is presented below:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                        For the years ended
                                                                                        February 29 and 28,
-----------------------------------------------------------------------------------------------------------------------------
                                                                          2004                  2003                  2002
                                                                          ----                  ----                  ----
Reported (loss) income                                                  $ (6,180)             $ (2,833)              $ 3,593
Addback:  goodwill amortization, net of tax                                                                              294
                                                                     --------------------------------------------------------
Adjusted net (loss) income                                              $ (6,180)             $ (2,833)              $ 3,887
                                                                     ========================================================

Basic earnings per share:                                                $ (0.25)              $ (0.12)               $ 0.15
Reported (loss) income                                                                                                  0.01
Addback:  goodwill amortization, net of tax
                                                                     --------------------------------------------------------
Adjusted net (loss) income                                               $ (0.25)              $ (0.12)               $ 0.16
                                                                     ========================================================

Diluted earnings per share:                                              $ (0.25)              $ (0.12)               $ 0.14
Reported (loss) income                                                                                                  0.01
Addback:  goodwill amortization, net of tax
                                                                     --------------------------------------------------------
Adjusted net (loss) income                                               $ (0.25)              $ (0.12)               $ 0.15
                                                                     ========================================================
-----------------------------------------------------------------------------------------------------------------------------

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

OFFICE CLOSINGS AND RESTRUCTURE CHARGES

In the third quarter of Fiscal 2004, the Company recorded a charge associated with the closing of seven offices in the amount of $2.6 million. The Company expects the restructure to result in a lower overall cost structure to allow it to focus resources on offices with greater potential for better overall growth and profitability. The components of the charge are as follows:

--------------------------------------------------------------------------------
Components                                                             Amount
--------------------------------------------------------------------------------
Write-off of fixed assets                                              $  892
Write-off of related goodwill                                             889
Severance costs and other benefits                                        608
Other exit costs                                                          200
                                                                       ------
 Total restructuring charge                                            $2,589
                                                                       ======
--------------------------------------------------------------------------------

As of February 29, 2004, the Company has paid $165 for severance and other costs associated with the office closings. As of February 29, 2004 the Company's accounts payable and accrued expenses included $643 of remaining costs accrued consisting mainly of severance and lease costs. The severance and remaining other exit costs will be paid in fiscal 2005. The remaining lease costs will be paid through the term of the related leases which expire through January 2007.

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

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding for the applicable period. Diluted earnings (loss) per share is computed using the weighted average number of common shares plus potential common shares outstanding, unless the inclusion of such potential common equivalent shares would be anti-dilutive. Dilutive earnings per share include common stock equivalents of 2,063 shares related to outstanding stock options in Fiscal 2002. In Fiscal 2004 and 2003, common stock equivalents would have been anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, amounts due under bank financing and acquisition notes payable approximate fair value.

ADVERTISING

Advertising costs, which are expensed as incurred, were $571, $1,088 and $787 in Fiscal 2004, 2003 and 2002, respectively, and are included in general and administrative expenses.

STOCK BASED COMPENSATION

The Company applies the intrinsic value method in accounting for its stock-based compensation. Had the Company measured compensation under the fair value method for stock options granted, the Company's net (loss) income and net (loss) income per share, basic and diluted, would have been as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                    February 29, 2004        February 28, 2003         February 28, 2002
---------------------------------------------------------------------------------------------------------------------------

Net (loss) income                                       $ (6,180)                $ (2,833)                 $ 3,593

Fair value method of stock based compensation,
net of tax                                                  (384)                     (59)                     (98)

Net (loss) income                                         (6,564)                  (2,892)                   3,495

Basic (loss) income per share                              (0.25)                   (0.12)                    0.15

Basic (loss) income per share                              (0.27)                   (0.12)                    0.15

Diluted (loss) income per share                            (0.25)                   (0.12)                    0.14

Diluted (loss) income per share                            (0.27)                   (0.12)                    0.14
---------------------------------------------------------------------------------------------------------------------------

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in Fiscal 2004, 2003 and 2002, respectively. Risk-free interest rates of 4.4%, 4.7% and 4.5%; dividend yield of 0% for each year; expected lives of 10 years for each year and volatility of 96%, 96% and 89%.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 145, RESCISSION OF FAS NOS. 4, 44, AND 64, AMENDMENT OF SFAS 13, AND
TECHNICAL CORRECTIONS AS OF APRIL 2002. This statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS No. 145, is effective for fiscal years beginning after December 31, 2002. The Company has adopted SFAS No. 145 in Fiscal 2003 and has reclassified the 2002 extraordinary loss on early extinguishment of debt to interest and other expenses.

In June 2002, the FASB issued SFAS No. 146 ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for Fiscal years beginning after December 31, 2002. The Company does not anticipate that the adoption of SFAS No. 146 will have a material impact on the consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE that amends FASB Statement No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 amends the disclosure requirements of APB Opinion No. 28, "Interim Financial Reporting" and SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. SFAS No. 148 is effective for Fiscal years ending after December 15, 2002. The adoption of SFAS No. 148, except for the disclosure requirements, had no impact on the consolidated financial statements.

In November 2002, the FASB issued Interpretation 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees issued or modified subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. This statement establishes standards for how an issuer classifies and measures in its statement of financial position, certain financial instruments with characteristics of both liabilities and equity. In accordance with the statement, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 has no impact on the consolidated financial statements of the Company.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation provides guidance with respect to the consolidation of certain entities, referred to as variable interest entities ("VIE"), in which an investor is subject to a majority of the risk of loss from the VIE's activities, or is entitled to receive a majority of the VIE's residual returns. This interpretation also provides guidance with respect to the disclosure of VIEs in which an investor maintains an interest, but is not required to consolidate. The provisions of the interpretation are effective immediately for all VIEs created after January 31, 2003, or in which the Company obtains an interest after that date.

In October 2003, the FASB issued a revision to FIN 46, which among other things deferred the effective date for certain variable interests. Application is required for interest in special-purpose entities in the period ending after December 15, 2003 and application is required for all other types of VIE's in the period ending March 15, 2004. The adoption of FIN 46 and FIN 46R did not have any impact on the Company's consolidated financial statements as of and for the year ended February 29, 2004.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3.    ACQUISITIONS

In October 2001, the Company acquired substantially all of the assets of Doctors' Corner and Healthcare Staffing, Inc., which is a provider of both permanent and temporary medical administrators in Southern California. The purchase price was $1,075, of which $300 was paid at closing, $100 was paid on January 1, 2002, $100 was paid on April 1, 2002 and the remaining $575 is payable in 20 quarterly installments beginning July 1, 2002. The purchase price included a covenant not to compete for $500. The remaining purchase price was allocated to goodwill whose amortization is deductible for tax purposes.

In January 2002, the Company purchased substantially all of the assets of DSI, a licensee of the Company serving the territory consisting of Westchester County, New York, and northern New Jersey, and DSS, a licensee of the Company serving New York City and Long Island, New York, for a purchase price of $30,195. These two licensees were owned by an unrelated third party and by a son and two sons-in-law of the Company's Chairman of the Board of Directors who have received an aggregate 60% of the proceeds of the sale. The Company will be required to pay contingent consideration equal to the amount by which (a) the product of (i) Annualized Revenues (as defined in the purchase agreement), and
(ii) 5.25 exceeds (b) $17,220, but if and only if the resulting calculation exceeds $20 million.

The company has obtained a valuation on the tangible and intangible assets associated with the transaction and has allocated $6,400 to customer lists (which is being amortized over 10 years), $200 to a covenant not to complete (which is being amortized over 8 years) and the remaining balance to goodwill.

The purchase price was evidenced by two series of promissory notes issued to each of the four owners of DSS and DSI. The first series of notes (the "First Series"), in the aggregate principal amount of $12,975, bore interest at 5% per annum and was payable in 36 consecutive equal monthly installments of principal, together with interest thereon, with the first installment having become due on March 1, 2002. The second series of notes (the "Second Series"), in the aggregate principal amount of $17,220, bore interest at the rate of 5% per annum and was payable as follows: $11 million, together with interest thereon, on April 30, 2005 (or earlier if certain capital events occur prior to such date) and the balance in 60 consecutive equal monthly installments of principal, together with interest thereon, with the first installment becoming due on April 30, 2005. If the contingent purchase price adjustment was triggered on April 30, 2005, then the aggregate principal balance of the Second Series was to be increased by such contingent purchase price. Payment of the First Series and the Second Series was collateralized by a second lien on the assets of the acquired licensees (see Note 7). In June 2003, the Notes were modified.

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

During Fiscal 2003, the Company purchased substantially all of the assets and operations of eight temporary medical staffing companies totaling $3,041, of which $2,071 was paid in cash and the remaining balance is payable under notes payable with maturities through January 2007. The notes bear interest at rates between 6% to 8% per annum. The purchase prices were allocated primarily to goodwill (approximately $2,282). In April 2003, the Company sold its interest in one of these temporary medical staffing companies to its franchisee for $130.

The acquisitions were accounted for under the purchase method of accounting and, accordingly, the accompanying consolidated financial statements include the results of the acquired operations from their respective acquisition dates. The table below reflects unaudited pro forma combined results of the Company, as if the acquisitions had taken place on March 1, 2001.

The unaudited pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations. For fiscal 2004, the acquisitions are included in the statement of operations from the date of acquisition through February 29, 2004.

     ---------------------------------------------------------------------
                                         February 28,        February 28,
                                             2003               2002
     Net revenues                          $ 161,625         $ 157,586
     Income from operations                    2,178             5,672
     Net (loss) income                        (2,451)            4,103

     (Loss) earnings per share:
       Basic                                 $ (0.10)           $ 0.17
       Diluted                               $ (0.10)           $ 0.16

     ---------------------------------------------------------------------

4.    FIXED ASSETS

Fixed assets consist of the following:

----------------------------------------------------------------------------------------------------------
                                               Estimated Useful        February 29,           February 28,
                                                Life in Years              2004                   2003

Computer equipment and software                     3 to 5              $ 1,487                $ 7,080
Office equipment, furniture and fixtures              5                     215                    558
Leasehold improvements                                5                     191                    218
                                                                  -------------------------------------
                                                                          1,893                  7,856
Less: accumulated depreciation
   and amortization                                                       1,045                  5,186
                                                                  -------------------------------------
Net                                                                     $   848                $ 2,670
                                                                  =====================================
----------------------------------------------------------------------------------------------------------

As of February 29, 2004 and February 28, 2003, fixed assets include amounts for equipment acquired under capital leases with an original cost of $262 and $1,529, respectively. Depreciation expense was $1,168, $1,376 and $1,217 in 2004, 2003 and 2002, respectively. The accumulated amortization on equipment acquired under capital lease obligations was $170 and $988 as of February 29, 2004 and February 28, 2003, respectively.

5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

--------------------------------------------------------------------------
                                            February 29,   February 28,
                                                    2004           2003
------------------------------------------------------------------------
Prepaid workers compensation expense             $ 3,946        $ 2,284
Other                                                754            803
                                              --------------------------
Total                                            $ 4,700        $ 3,087
                                              ==========================
--------------------------------------------------------------------------

6.    ACCRUED EXPENSES

Accrued expenses consist of the following:


--------------------------------------------------------------------------
                                             February 29,   February 28,
                                                     2004           2003
-------------------------------------------------------------------------
Payroll and related taxes                          $ 2,297       $ 1,518
Accrued licensee payable                             1,076         1,123
Insurance accruals                                   2,264         2,871
Interest payable                                        20           232
Other                                                  811           448
                                               --------------------------
Total                                              $ 6,468       $ 6,192
                                               ==========================
--------------------------------------------------------------------------

7.    FINANCING ARRANGEMENTS

Debt financing payable consists of the following:

----------------------------------------------------------------------
                                         February 29,    February 28,
                                                 2004            2003
----------------------------------------------------------------------

Financing Agreement (a)                      $ 25,542        $ 24,928
                                       -------------------------------
                                               25,542          24,928
      Less: current portion                     1,310             679
                                       -------------------------------
                                             $ 24,232        $ 24,249
                                       ===============================
----------------------------------------------------------------------

(a) Prior to April 2001, the Company borrowed under a financing facility (the "Facility") with a lending institution (the "Lender") for $20 million. The term of the Facility was for three years and bore interest at a rate of prime plus 3%. The Facility was collateralized by all of the Company's assets.

During April 2001, the Company entered into a Financing Agreement ("New Financing Arrangment") with a lending institution, whereby the lender agreed to provide a revolving credit facility of up to $25 million. The New Financing Agreement was amended in October 2001 to increase the facility to $27.5 million. Amounts borrowed under the New Financing Agreement were used to repay $20,636 of borrowing on its existing facility. As a result, the Company recognized a loss of approximately $850 (before a tax benefit of $341), which includes the write-off of deferred financing costs and an early termination fee.

Availability under the New Financing Agreement is based on a formula of eligible receivables, as defined in the New Financing Agreement. The borrowings bear interest at rates based on the LIBOR plus 3.65%. At February 28, 2002, the interest rate was 5.65%. Interest rates ranged from 5.4% to 8.2% in Fiscal 2002. An annual fee of 0.5% is required based on any unused portion of the total loan availability.

In November 2002, the lending institution with which the Company has the secured facility increased the revolving credit line to $35 million and provided for an additional term loan facility totaling $5 million. Interest accrues at a rate of 3.95% over the LIBOR on the revolving credit line and 6.37% over the LIBOR on the term loan facility. The Facility expires in November 2005. The term loan facility is for acquisitions and capital expenditures. Repayment of this additional term facility will be on a 36 month straight line amortization. The Agreement contains various restrictive covenants that, among other requirements, restrict additional indebtedness. The covenants also require the Company to meet certain financial ratios. In November 2002, the interest rates were revised to 4.55% over the LIBOR on the revolving line and 7.27% over the LIBOR on the term loan facility as part of a loan modification. As of February 29, 2004 and February 28, 2003, the outstanding balance on the revolving credit facility was $22,698 and $22,561, respectively. As of February 29, 2004 and February 28,
2003, the outstanding balance on the term loan was $2,841 and $2,367, respectively.

On June 13, 2003, the Company received a waiver from the lender for non-compliance of certain Facility covenants as of February 28, 2003. Interest rates on both the revolving line and term loan facility were increased 2% and can decrease if the Company meets certain financial criteria. In addition, certain financial ratio covenants were modified. The additional interest is not payable until the current expiration date of the Facility which is November 2005. As part of this modification, the lender and the DSS and DSI noteholders amended the subordination agreement (see Note 8). As a result of that amendment, the two series of promissory notes to the former owners of DSS and DSI have been condensed into one series of notes. One of the notes is for a term of seven years, with a minimum monthly payment (including interest) of $40 in year one and minimum monthly payments of $80 in subsequent years, with a balloon payment of $3,600 due in year four. The balance on the first note after the balloon payment is payable over the remaining three years of the note, subject to limitations. The other three notes are for 10 years, with minimum monthly payments (including interest) of $25 in the aggregate in the first year and minimum monthly payments of $51 in the aggregate for the remaining years. Any unpaid balance at the end of the note term will be due at that time. Additional payments may be made to the noteholders if the Company achieves certain financial ratios. In conjunction with this revision, one of the note holders has agreed to reduce its note by approximately $2,800, contingent upon the Company's compliance under the modified subordination agreement.

On January 8, 2004, an amendment to the Facility was entered into modifying certain financial ratio covenants as of November 30, 2003.

On May 28, 2004, an amendment to the Facility was entered into modifying certain financial ratio covenants as of February 29, 2004.

(b) Annual maturities of notes and guarantee payable discussed above are as follows:

               ----------------------------------------------------

               2005                                          1,310
               2006                                         24,232
                                                       ------------
               Total                                      $ 25,542
                                                       ============
               ----------------------------------------------------

8.    NOTES AND GUARANTEE PAYABLE

Notes and guarantee payable consist of the following:

---------------------------------------------------------------------
                                     February 29,        February 28,
                                            2004                2003
---------------------------------------------------------------------
Notes payable to DSS and DSI (a)        $ 29,293            $ 28,544
Guarantee of TLCS liability (c)            2,293               2,293
Other (b)                                    803               1,522
                                 ------------------------------------
                                          32,389              32,359
      Less: current portion                1,148                 896
                                 ------------------------------------
                                        $ 31,241            $ 31,463
                                 ====================================
---------------------------------------------------------------------

(a) The Company originally issued two series of promissory notes to each of the four owners of DSS and DSI (three related and one unrelated party; see Note 3). The first series of notes (the "First Series"), in the aggregate principal amount of $12,975, bore interest at a rate of 5% per annum and was payable in 36 equal monthly installments of principal, together with interest, with the first installment having become due on March 1, 2002. The second series of notes (the "Second Series"), in the aggregate principal amount of $17,220, bore interest at a rate of 5% per annum and was payable as follows: $11 million, together with interest, on April 30, 2005 (or earlier if certain events, as defined, occur prior to such date) and the balance in 60 equal monthly installments of principal, together with interest, with the first installment becoming due on April 30, 2005. On June 13 2003, in connection with the receipt by the Company of a waiver from its senior lender for non-compliance of certain Facility covenants the lender and the DSS and DSI noteholders amended the subordination agreement and the Company and the noteholders amended the notes issued to those noteholders (See note 7). As a result of the amendment, what had been two promissory notes issued to each of the former owners of DSS and DSI have been condensed into one note. The amended note issued to one of the former owners is for a term of seven years with a minimum monthly payment (including interest) of $40 in year one and minimum monthly payments of $80 in subsequent years, with a balloon payment of $3,600 due in year four. The balance on that note after the balloon payment is payable over the remaining three years of the note, subject to limitations. The amended note issued to other three former owners are for ten years, with minimum monthly payments (including interest) of $25 in the aggregate in the first year and minimum monthly payments of $51 in the aggregate for the remaining years. Any unpaid balance at the end of the note term will be due at that time. Additional payments are to be made to the noteholders if the Company achieves certain financial ratios. In conjunction with this revision, one of the noteholders has agreed to reduce his note by approximately $2,800, provided the Company does not default under the notes or, in certain instances, the Company's senior lending facility. Payment of the First Series and the Second Series notes and of the amended Notes was and is collateralized by the assets of the acquired licensees. Payments on these notes are in accordance with a subordination agreement between the four former owners of DSS and DSI, the Facility and the Company. These notes are subordinated to the borrowings under the Company's revolving credit facilities (see Note 7).

(b) The Company issued various notes payable, bearing interest at rates ranging from 6% and 8% per annum, in connection with various acquisitions with maturities through January 2007.

(c) Guarantee of TLCS Liability - The Company is contingently liable on $2.3 million of obligations owed by TLCS which is payable over eight years. The Company is indemnified by TLCS for any obligations arising out of these matters. On November 8, 2002, TLCS filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. As a result, the Company has recorded a provision of $2.3 million representing the balance outstanding on the related TLCS obligations. The Company has not received any demands for payment with respect to these obligations. The next payment is due in September 2004. The obligation is payable over eight years. The Company believes that it has certain defenses, that could reduce or eliminate its recorded liability in this matter.

(d) Annual maturities of notes and guarantee payable discussed above are as follows:

                       ----------------------------

                       2005               $  1,148
                       2006                  1,199
                       2007                  1,220
                       2008                  4,920
                       2009                  1,259
                       Thereafter           22,643
                                       ------------
                       Total              $ 32,389
                                       ============

9.    INCOME TAXES

The provision (benefit) for income taxes consists of the following:

---------------------------------------------------------------------------------------------------------------------
                                                                       FISCAL YEAR ENDED
                                              -----------------------------------------------------------------------
                                               FEBRUARY 29, 2004        FEBRUARY 28, 2003        FEBRUARY 28, 2002

Current:
     Federal                                         $    --                 $     --                 $     --
     State                                               100                      140                      100
                                              -----------------------------------------------------------------
                                                         100                      140                      100
                                              -----------------------------------------------------------------
Deferred
     Federal                                           1,791                   (1,490)                  (2,143)
     State                                               100                      (94)                    (136)
                                              -----------------------------------------------------------------
                                                       1,891                   (1,584)                  (2,279)
                                              -----------------------------------------------------------------

Total income tax (benefit) expense                   $ 1,991                 $ (1,444)                $ (2,179)
                                              =================================================================
---------------------------------------------------------------------------------------------------------------------

A reconciliation of the differences between income taxes computed at the federal statutory rate and the provision (benefit) for income taxes as a percentage of pretax income from continuing operations for each year is as follows:

--------------------------------------------------------------------------------
                                                  2004        2003         2002
--------------------------------------------------------------------------------
Federal statutory rate                          (34.0%)     (34.0%)       34.0%
State and local income taxes, net                 4.0%         .1%        12.2%
   of federal income tax benefit
Goodwill amortization                               --          --         7.4%
Valuation allowance increase (decrease)          80.9%          --      (208.1%)
Other                                            (3.4%)        .1%         0.4%
                                           -------------------------------------
Effective rate                                   47.5%      (33.8%)     (154.1%)
                                           =====================================
--------------------------------------------------------------------------------

The Company's net deferred tax assets are comprised of the following:

--------------------------------------------------------------------------------
                                        February 29, 2004   February 28, 2003
Current:
     Allowance for doubtful accounts              $   295             $   711
     Accrued expenses                               1,219               1,076
                                      ----------------------------------------
                                                    1,514               1,787
                                      ----------------------------------------
    Valuation allowance                            (1,514)                 --
                                      ----------------------------------------
                                                       --               1,787
                                      ----------------------------------------
Non current:
     Revenue recognition                               16                  16
     Net operating loss carryforward                3,566               1,551
     Depreciation and amortization                   (637)               (407)
     TLCS guarantee                                   916                 916
                                      ----------------------------------------
                                                    3,861               2,076
                                      ----------------------------------------
    Valuation allowance                            (1,877)                 --
                                      ----------------------------------------
                                                  $ 1,984             $ 3,863
                                      ========================================

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

At February 28, 2003, management believed that it was more likely than not that the Company's deferred tax assets would be realized through future profitable operations. This was based upon the fact that the Company had profitable operations from September 1, 2000 through the third quarter ended November 30, 2002, which quarterly results were profitable before a charge for the guarantee of certain debt of a former related party, TLC. Losses incurred in the fourth quarter of fiscal 2003 were due to an unanticipated shortfall in hospital patient volume, which were expected to return in fiscal 2004. Management believed that it would return to profitable operations during fiscal 2004 and, accordingly, it was more likely than not that it would realize its deferred tax assets.

For the year ended February 29, 2004, income tax expense is due primarily to the valuation allowance provided in that period. In the third quarter of 2004, it became apparent that the hospital patient volumes were not returning as anticipated and the Company would not return to profitable operations in fiscal 2004. The Company intends to maintain its valuation allowance until such time as positive evidence exists to support reversal of the valuation allowance. Income tax expense recorded in the future will be reduced to the extent of offsetting reductions in the Company valuation allowance. The realization of the Company's remaining deferred tax assets is primarily dependent on forecasted future operating and non-operating taxable income. Any reduction in future forecasted taxable income may require that the Company record an additional valuation against the deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period the valuation was recorded and could have a significant impact on the earnings of the Company. Management believes that it is more likely than not that the Company's deferred tax assets which have not been reserved for will be realized through future profitable operations.

At February 29, 2004, the Company has a federal net operating loss of approximately ($10,490) which expires in 2020 through 2024.

10.   COMMITMENTS AND CONTINGENCIES

Lease Commitments:

Future minimum rental payments under non-cancellable operating leases relating to office space and equipment rentals that have an initial or remaining lease term in excess of one year as of February 29, 2004 are as follows:

              --------------------------------------------------------------
                 Year Ending February 28,
              --------------------------------------------------------------
                           2005                                     $ 1,122
                           2006                                         841
                           2007                                         683
                           2008                                         658
                           2009                                         504
                        Thereafter                                      860
                                                            ----------------
               Total minimum lease payments                         $ 4,668
                                                            ================
              --------------------------------------------------------------

Certain operating leases contain escalation clauses with respect to real estate taxes and related operating costs.

Rental expense was approximately $1,702, $1,504 and $1,176 in Fiscal 2004, 2003 and 2002, and respectively.

Capital lease obligations represent obligations under various equipment leases with variable interest rates. The minimum annual principal payments for the capital lease obligations are as follows as of February 29, 2004:

     ---------------------------------------------------------------------
     Year Ending February 28,

     2005                                                            $ 30
                                                         -----------------
     Total minimum lease payments                                      30
     Less: amount representing interest                                --
                                                         -----------------

     Present value of net minimum payments                           $ 30
                                                         =================
     ---------------------------------------------------------------------

Employment Agreements:

In November 2002, the Company entered into amended employment agreements with two of its officers, under which they will receive annual base salaries of $302 and $404, respectively. Their employment agreements are automatically extended at the end of each Fiscal year and are terminable by the Company.

In September 2003, the Company entered into a three year employment agreement with another officer of the Company, under which he receives an annual base salary of $185, with a $10 increase per annum.

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

11.   STOCKHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK OFFERING:

On February 26, 2003, the Company announced it was offering to sell 4,000 shares of 7% Convertible Series A Preferred Stock at a cost of $500 per share to certain accredited investors in an offering exempt from registration under the Securities Act of 1933, as amended. Each share of the Preferred Stock may be converted at any time by the holder after April 30, 2003 at a conversion price equal to the lower of (i) 120% of the weighted average closing price of the Company's common stock on the American Stock Exchange during the 10 trading day period ending April 30, 2003, and (ii) 120% of the weighted average closing price of the Company's common stock on the American Stock Exchange during the 10 trading day period ending on the date the Company accepts a purchaser's subscription for shares, subject in either case to adjustment in certain events. As of May 2, 2003, 2,000 shares were sold with conversion prices of $.73 to $.93 per share.

The Preferred Stock will be redeemed by the Company on April 30, 2009 at $500 per share, plus all accrued dividends. At any time after April 30, 2004, the Company may redeem all or some of a purchaser's shares of Preferred Stock, if the weighted-average closing price of the Company's common stock during the 10 trading day period ending on the date of notice of redemption is greater than 200% of the conversion price of such purchaser's shares of Preferred Stock.

COMMON STOCK - RECAPITALIZATION AND VOTING RIGHTS:

During Fiscal 1996, the shareholders approved a plan of recapitalization by which the existing Common Stock, $.01 par value, was reclassified and converted into either Class A Common Stock, $.01 par value per share, or Class B Common Stock, $.01 par value per share. Prior to the recapitalization, shares of Common Stock that were held by the beneficial owner for at least 48 consecutive months were considered long-term shares, and were entitled to 10 votes for each share of stock. Pursuant to the recapitalization, long-term shares were converted into Class B Common Stock and short-term shares (beneficially owned for less than 48 months) were converted into Class A Common Stock.

A holder of Class B Common Stock is entitled to ten votes for each share and each share is convertible into one share of Class A Common Stock (and will automatically convert into one share of Class A Common Stock upon transfer subject to certain limited exceptions). Except as otherwise required by the Delaware General Corporation Law, all shares of common stock vote as a single class on all matters submitted to a vote by the shareholders. The recapitalization included all outstanding options and warrants to purchase shares of Common Stock which were converted automatically into options and warrants to purchase an equal number of shares of Class A Common Stock.

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

During September 2003, the Company issued 56,500 shares of Series A Common Stock at a range of $.23 to $.50 per share for the exercise of employee stock options.

During Fiscal 2004, 10,774 shares of Series A Common Stock were issued upon the conversion of the same number of Series B Common Stock.

During Fiscal 2004, the Company issued 55,618 shares of Series A Common Stock pursuant to the Employee Stock Purchase Plan.

STOCK OPTIONS:

1993 Stock Option Plan

During the year ended February 28, 1994, the Company adopted a stock option plan (the "1993 Stock Option Plan"). Stock options issued under the 1993 Stock Option Plan may be incentive stock options ("ISOs") or non-qualified stock options ("NQSOs"). This plan replaced the 1986 Non- Qualified Plan and the 1983 Incentive Stock Option Plan which terminated in 1993 except as to options then outstanding. Employees, officers, directors and consultants are eligible to participate in the 1993 Stock Option Plan. Options are granted at not less than the fair market value of the Common Stock at the date of grant and vest over a period of two years.

A total of 3,021,750 stock options were granted under the 1993 Stock Option Plan, at prices ranging from $.50 to $3.87, of which 809,000 remain outstanding at February 29, 2004.

1994 Performance-Based Stock Option Plan

During the year ended February 28, 1995, the Company adopted a stock option plan (the "1994 Performance-Based Stock Option Plan") which provides for the issuance of up to 3.4 million shares of Common Stock. Executive officers of the Company and its wholly owned subsidiaries are eligible for grants. Performance-based stock options are granted for periods of up to 10 years and the exercise price is equal to the average of the closing price of the common stock for the 20 consecutive trading days prior to the date on which the option is granted. Vesting of Performance Based Stock Options is during the first four years after the date of grant, and is dependent upon increases in the market price of the common stock.

Since inception, a total of 10,479,945 stock options were granted under the 1994 Performance-Based Stock Option Plan, at option prices ranging from $.53 to $3.14, of which 2,767,382 remain outstanding at February 29, 2004.

1998 Stock Option Plan

During Fiscal 1999, the Company adopted a stock option plan (the "1998 Stock Option Plan") under which an aggregate of two million shares of Common Stock are reserved for issuance. Options granted under the 1998 Stock Option Plan may be ISOs or NQSOs. Employees, officers and consultants are eligible to participate in the 1998 Stock Option Plan. Options are granted at not less than fair market value of the common stock at the date of grant and vest over a period of two years.

A total of 1,898,083 stock options were granted under the 1998 Stock Option Plan, at exercise prices ranging from $.23 to $2.40, of which 650,500 remain outstanding at February 29, 2004.

2000 Stock Option Plan

During Fiscal 2001, the Company adopted a stock option plan (the "2000 Stock Option Plan") under which an aggregate of three million shares of common stock is reserved for issuance. Both key employees and non-employee directors, except for members of the compensation committee, are eligible to participate in the 2000 Stock Option Plan.

A total of 400,000 stock options were granted under the 2000 Stock Option Plan at an exercise price of $1.02, of which all are outstanding as of February 29, 2004.

Information regarding the Company's stock option activity is summarized below:

----------------------------------------------------------------------------------------------------------------
                                                       Stock Option         Option Price      Weighted-Average
                                                         Activity                              Exercise Price
                                                  ------------------
Options outstanding as of February 28, 2001               4,848,682         $.23 - $2.06            $0.61
 Granted                                                    507,500         $.56 - $1.02            $1.00
 Exercised                                                       --              --
 Terminated                                                (220,000)        $.23 - $2.06            $1.92
                                                  ------------------
Options outstanding as of February 28, 2002               5,136,182         $.25 - $1.02            $0.59
 Granted                                                     45,000         $.85 - $2.40            $1.46
 Exercised                                                 (103,333)        $.50 - $.56             $0.50
 Terminated                                                  (6,667)            $.56                $0.56
                                                  ------------------
Options outstanding as of February 28, 2003               5,071,182         $.25 - $2.40            $0.59
 Granted                                                  3,916,382         $.59 - $.79             $0.60
 Exercised                                                  (56,500)        $.23 - $.50             $0.30
 Terminated                                              (4,304,182)        $.50 - $2.40            $0.57
                                                  ------------------
Options outstanding as of February 29, 2004               4,626,882         $.25 - $2.40            $0.63
                                                  ==================
----------------------------------------------------------------------------------------------------------------

Included in the outstanding options are 253,333 ISOs and 400,000 NQSOs which were exercisable at February 29, 2004.

The following tables summarize information about stock options outstanding at February 29, 2004:

-----------------------------------------------------------------------------------------------------------------------------
                               Options Outstanding                                                Options Exercisable
-----------------------------------------------------------------------------------------------------------------------------
                                           Weighted-Average                                                        Weighted
                                              Remaining                    Weighted                                 Average
   Range of                 Number       Contractual Life (In               Average              Number            Exercise
Exercise Prices          Outstanding            Years)                  Exercise Price         Exercisable           Price
-----------------------------------------------------------------------------------------------------------------------------
$.25 to $.58                245,500              5.5                         $0.37               170,000             $0.37
       $0.59              3,811,382              9.8                         $0.59                83,333             $0.59
$.60 to $2.40               570,000              7.3                         $1.00               400,000             $1.02
                    ---------------------------------------------------------------------------------------------------------
                          4,626,882             9.43                         $0.63               653,333             $0.79
                    =========================================================================================================
-----------------------------------------------------------------------------------------------------------------------------

EMPLOYEE STOCK PURCHASE PLAN

The Company has an employee stock purchase plan under which eligible employees may purchase common stock of the Company at 90% of the lower of the closing price of the Company's Common Stock on the first and last day of the three-month purchase period. Employees elect to pay for their stock purchases through payroll deductions at a rate of 1% to 10% of their gross payroll.

12.      EMPLOYEE 401(K) SAVINGS PLAN

The Company maintains an Employee 401(k) Savings Plan. The plan is a defined contribution plan which is administered by the Company. All regular, full-time employees are eligible for voluntary participation upon completing one year of service and having attained the age of 21. The plan provides for growth in savings through contributions and income from investments. It is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Plan participants are allowed to contribute a specified percentage of their base salary. However, the Company retains the right to make optional contributions for any plan year. Optional contributions were not made in fiscal 2004, 2003 and 2002.

13.     QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data for Fiscal 2004 and 2003 are as follows (in thousands, except per share data):

--------------------------------------------------------------------------------------------------------------------------------
Year ended February 29, 2004                       First Quarter     Second Quarter       Third Quarter      Fourth Quarter
--------------------------------------------------------------------------------------------------------------------------------
Total revenues                                          $ 34,043            $ 33,640           $ 32,383             $ 30,335
                                                    ----------------------------------------------------------------------------

Net loss available to common stockholders'              $   (235)           $   (671)          $ (5,064)(1)         $   (277)
                                                    ============================================================================

(Loss) earnings per common share-basic                  $  (0.01)           $  (0.03)          $  (0.20)            $  (0.01)
                                                    ============================================================================

(Loss) earnings per common share-diluted                $  (0.01)           $  (0.03)          $  (0.20)            $  (0.01)
                                                    ============================================================================

--------------------------------------------------------------------------------------------------------------------------------
Year ended February 28, 2003                       First Quarter     Second Quarter       Third Quarter      Fourth Quarter
--------------------------------------------------------------------------------------------------------------------------------
Total revenues                                          $ 37,699            $ 38,979           $ 38,282             $ 33,759
                                                    ----------------------------------------------------------------------------

Net (loss) income available to common stockholders'     $    427            $    442           $ (1,249)            $ (2,454)(2)
                                                    ============================================================================

(Loss) earnings per common share-basic                  $   0.02            $   0.02           $  (0.05)            $  (0.10)
                                                    ============================================================================

(Loss) earnings per common share-diluted                $   0.02            $   0.02           $  (0.05)            $  (0.10)
                                                    ============================================================================

--------------------------------------------------------------------------------------------------------------------------------

(1) In the third quarter of Fiscal 2004, the Company recorded a charge of approximately $2,600 for a restructuring expense.

(2) In the fourth quarter of fiscal 2003, the Company recorded a charge of approximately $900 for workers' compensation liabilities.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------
                                                                         Fiscal Year Ended
                                              -------------------------------------------------------------------------
                                                 February 29, 2004        February 28, 2003          February 28, 2002

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Balance, beginning of period                               $ 1,784                  $   830                    $ 1,344

Additions charged to costs and expenses                          7                    1,629                        400

Deductions                                                  (1,054)                    (675)                      (914)
                                              -------------------------------------------------------------------------

Balance, end of period                                     $   737                  $ 1,784                    $   830
                                              =========================================================================
-----------------------------------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      (a) Previous Independent Accountants

(i) On September 17, 2003, ATC Healthcare, Inc. (the "Company") dismissed PricewaterhouseCoopers LLP as its independent accountants. The Company's Audit Committee participated in and approved the decision to change independent accountants.

(ii) The reports of PricewaterhouseCoopers LLP on the financial statements for the past two Fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

(iii) In connection with its audits for the two most recent Fiscal years and through September 17, 2003, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such years.

(iv) During the two most recent  Fiscal  years and through  September  17, 2003,
there  were  no   reportable   events  (as  defined  in   Regulation   S-K  Item
304(a)(1)(v)).

(v) The Company has requested that PricewaterhouseCoopers LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated September 22, 2003, was filed as exhibit16 to Form 8-K.

      (b) New Independent Accountants

      The Company engaged Goldstein Golub and Kessler LLP as its new independent accountants as of September 17, 2003. During the two most recent Fiscal years and through September 17, 2003, the Company has not consulted with Goldstein Golub and Kessler LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided by Goldstein Golub and Kessler LLP concluded on that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.   CONTROLS AND PROCEDURES

(a) Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) During the last Fiscal quarter, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation of these controls.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this section will be included in the Company's Proxy Statement, which will be filed with the Securities Exchange Commission on or before June 28, 2004 and is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this section will be included in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission on or before June 28, 2004 and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMNT AND RELATED STOCKHOLDER MATTERS

The information required by this section will be included in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission on or before June 28, 2004 and is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this section will be included in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission on or before June 28, 2004 and is incorporated by reference herein.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees billed to the Company by Goldstein Golub Kessler LLP during the fiscal year ended February 29, 2004 were as follows:

      Audit fees-Goldstein Golub Kessler LLP billed an aggregate of $70,000 in fees for services rendered for the annual audit of the Company's consolidated financial statements for the fiscal year ended February 29, 2004.

      Financial Information System Design and Implementation fees-None.

      All other fees-None.

      The Audit Committee has reviewed the amount of fees paid to Goldstein Golub Kessler LLP for the audit and non-audit services, and concluded that since no non-audit services were provided and no fees paid therefore, they could not have impaired the independence of Goldstein Golub Kessler LLP.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (A) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The financial statements, including the supporting schedules, filed as part of the report, are listed in the Table of Contents to the Consolidated Financial Statements.

      (B) REPORTS ON 8-K

There were two reports on Form 8-K filed by the Company during the Company's last Fiscal quarter.

            (1) On January 13, 2004, the Company filed a Report on Form 8-K furnishing information under Item 12.

            (2) On January 21, 2004, the Company filed a Report on Form 8-K furnishing information under Item 9.

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

10.99 Amendment, dated as of October 20, 1999, to the Employment agreement between the Company and David Savitsky. (P)

10.105 Second Amendment to ATC Revolving Credit Loan and Security Agreement, dated October 20, 1999 between the Company and Mellon Bank, N.A. (P)

10.106 Master Lease dated November 18, 1999 between the Company andTechnology Integration Financial Services. (Q)

10.107 Loan and Security Agreement between the Company and Copelco/American Healthfund Inc. dated March 29, 2000. (Q)

10.108   Loan and Security  Agreement  First  Amendment  between the Company and
         Healthcare    Business   Credit   Corporation    (formerly   known   as
         Copelco/American Health fund Inc.) dated July 31, 2000. (R)

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

10.111 Loan and Security Agreement dated April 6, 2001 between the Company and HFG Healthco-4 LLC (W)

10.112 Receivables Purchase and Transfer Agreement dated April 6, 2001 between the Company and HFG Healthco-4 LLC (W)

10.113 Asset purchase agreement dated October 5, 2001, between the Company and Doctors' Corner and Healthcare Staffing, Inc. (U)

10.114 Asset purchase agreement dated January 31, 2002, between the Company and Direct Staffing, Inc. and DSS Staffing Corp. (V)

10.115 Amendment to Employment agreement dated November 28, 2001 between the Company and Stephen Satisfy (Y)

10.116 Amendment to Employment agreement dated November 28, 2001 between the Company and David Savitsky (Y)

10.117 Amendment to Employment agreement dated December 18, 2001 between the Company and Edward Teixeira (Y)

10.118 Amendment to Employment agreement dated May 24, 2002 between the Company and Alan Levy (Y)

10.119 Loan and Security Agreement dated November 7, 2002 between the Company and HFG Healthco-4 LLC (Z)

EXHIBIT NO.                DESCRIPTION

21.      Subsidiaries of the Company. *

23.1     Consent of Goldstein Golub Kessler LLP*

23.2     Consent of PricewaterhouseCoopers LLP*

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

                                                  ATC HEALTHCARE, INC.
                                                  By:  /S/ DAVID SAVITSKY
                                                       ------------------------
                                                       David Savitsky
                                                       Chief Executive Officer

Dated:  ________, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                                     TITLE                                     DATE
/S/ DAVID SAVITSKY                           Chief Executive Officer                    _________, 2004
------------------
David Savitsky                               (Principal Executive
                                             Officer) and Director

/S/  ANDREW REIBEN                           Senior Vice President, Finance,            _________, 2004
------------------
Andrew Reiben                                Chief Financial Officer and Treasurer
                                             (Principal Financial and Accounting
                                             Officer)

/S/  STEPHEN SAVITSKY                        President and Chairman of the Board        ________, 2004
---------------------
Stephen Savitsky


*_________________                           Director                                   ________, 2004
Bernard J. Firestone, Ph. D.

*_________________                           Director                                   ________, 2004
Jonathan Halpert, Ph. D.

*_________________                           Director                                   ________, 2004
Martin Schiller

*By:  /S/  DAVID SAVITSKY
      -------------------
           David Savitsky
           Attorney-in-Fact