Form 10-Q
period 2004-05-31
ATC HEALTHCARE INC /DE/
filed 2004-07-15
CIK 720480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED MAY 31, 2004, OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
       FROM            TO           .




                         Commission file number 0-11380




                              ATC HEALTHCARE, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                         11-2650500
--------------------------------                       ------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)


1983 Marcus Avenue, Lake Success, New York                   11042
------------------------------------------                 ----------
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

The number of shares of Class A Common Stock and Class B Common Stock outstanding on June 29, 2004 were 24,682,223and 242,917shares, respectively.

                      ATC HEALTHCARE, INC. AND SUBSIDIARIES




                                      INDEX




                                                                                         PAGE NO.
                                                                                         -------
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets
          May 31, 2004(unaudited) and February 29, 2004                                     3

          Condensed Consolidated Statements of Operations (unaudited)
          Three months ended May 31, 2004 and 2003                                          4

          Condensed Consolidated Statements of Cash Flows (unaudited)
          Three months ended May 31, 2004 and 2003                                          5

          Notes to Condensed Consolidated Financial Statements (unaudited)                 6-10

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                   11-16

ITEM 3.   QUANTITATIVE AND QUALITATIVE DESCRIPTION
          OF MARKET RISK                                                                   17

Item 4.   CONTROLS AND PROCEDURES                                                          17

PART II.  OTHER INFORMATION                                                                18

ITEM 1.   LEGAL PROCEEDINGS                                                                18

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                 18


PART I.  FINANCIAL INFORMATION
ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                                  MAY 31, 2004
                                                                                  (UNAUDITED)  FEBRUARY 29, 2004
                                                                                --------------------------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                  $          486    $          543
     Accounts receivable, less allowance
          for doubtful accounts of $707
          and $737, respectively                                                        25,177            27,216
     Prepaid expenses and other current assets                                           5,786             4,700
                                                                                --------------    --------------
               Total current assets                                                     31,449            32,459

Fixed assets, net                                                                          774               848
Intangibles                                                                              6,192             6,423
Goodwill                                                                                32,256            32,256
Deferred income taxes                                                                    1,984             1,984
Other assets                                                                               591               757
                                                                                --------------    --------------
      Total assets                                                              $       73,246    $       74,727
                                                                                ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                           $        2,089    $        1,595
     Accrued expenses                                                                    5,646             6,468
     Book overdraft                                                                      2,260             2,242
     Current portion of due under bank financing                                         1,342             1,310
     Current portion of notes and guarantee payable                                      1,240             1,148
                                                                                --------------    --------------
               Total current liabilities                                                12,577            12,763

Notes and guarantee payable                                                             31,152            31,241
Due under bank financing                                                                22,408            24,232
Convertible Debentures                                                                     561              --
Warrant Liability                                                                           95              --
Other liabilities                                                                          371               371
                                                                                --------------    --------------
      Total liabilities                                                                 67,164            68,607
                                                                                --------------    --------------
Commitments and contingencies

Convertible Series A Preferred Stock
  ($.01 par value 4,000 shares authorized,
  2,000 shares issued and outstanding at
  May 31, 2004 and February 29, 2004, respectively)                                     1,084             1,067
                                                                                -------------     --------------
STOCKHOLDERS' EQUITY:
Class A Common Stock - $.01 par value;
   75,000,000 shares authorized;
   24,665,537shares issued and outstanding at May 31, 2004
   and February 29,  2004, respectively                                                    247               247
Class B Common Stock - $.01 par value;
   1,554,936 shares authorized; 245,617
    shares issued and outstanding at May 31, 2004
   and February 29, 2004, respectively                                                       3                 3
Additional paid-in capital                                                              14,421            14,421
Accumulated deficit                                                                     (9,673)           (9,618)
                                                                                --------------    --------------
      Total stockholders' equity                                                         4,998             5,053
                                                                                --------------    --------------

      Total liabilities and stockholders' equity                                $       73,246    $       74,727
                                                                                ==============    ==============



            See notes to condensed consolidated financial statements.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)


                                                For the Three Months Ended
                                                --------------------------
                                                  May 31,          May 31,
                                                   2004             2003
                                                ---------          -------
REVENUES:

     Service revenues                            $ 29,307          $34,043
--------------------------------------------------------------------------
COSTS AND EXPENSES:
     Service costs                                 22,664           26,562
     General and administrative expenses            5,227            6,408
     Depreciation and amortization                    335              587
--------------------------------------------------------------------------
        Total operating expenses                   28,226           33,557
--------------------------------------------------------------------------

INCOME FROM OPERATIONS                              1,081              486
--------------------------------------------------------------------------
INTEREST AND OTHER EXPENSES (INCOME):
     Interest expense, net                          1,104              848
     Other  expense (income), net                     (10)             (32)
--------------------------------------------------------------------------
       Total interest and other expenses            1,094              816
--------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES                              (13)            (330)

INCOME TAX PROVISION (BENEFIT)                         25             (112)
--------------------------------------------------------------------------
NET LOSS                                              (38)            (218)

Dividends accreted to Preferred Shareholders           17               17
--------------------------------------------------------------------------
NET LOSS  ATTRIBUTABLE TO COMMON SHAREHOLDERS    $    (55)            (235)
==========================================================================
LOSS  PER COMMON SHARE - BASIC:                  $   (.00)         $  (.01)
==========================================================================
LOSS PER COMMON SHARE - DILUTED:                 $   (.00)         $  (.01)
==========================================================================
WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING
     Basic                                         24,911           23,859
==========================================================================
     Diluted                                       24,911           23,859
==========================================================================



            See notes to condensed consolidated financial statements.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)



                                                                                  For The Three Months Ended
                                                                                  --------------------------
                                                                                   May 31,           May 31,
                                                                                    2004             2003
                                                                                  --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                    $   (38)           $  (218)
      Adjustments to reconcile net loss to net cash
        provided by operations:
          Depreciation and amortization                                               403                646
          Deferred income taxes                                                        --               (112)
          In kind interest                                                            237                228
          Amortization of discount on convertible debenture                            16
          Provision for Doubtful accounts                                             (30)
      Changes in  operating assets and liabilities:
          Accounts receivable                                                       2,069                528
          Prepaid expenses and other current assets                                (1,086)              (221)
          Other assets                                                                109                 10
          Accounts payable and accrued expenses                                      (328)                 7
          Other long-term liabilities                                                  --                 (1)
                                                                                  --------------------------
               Net cash provided by operating activities                            1,352                867
                                                                                  --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

          Capital expenditures                                                        (26)              (138)
          Finalization of acquisition purchase price                                   --                150
                                                                                  --------------------------
               Net cash provided by (used in) investing activities                    (26)                12
                                                                                  --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Borrowings under new credit facility                                        229                261
          Payment of notes and capital lease obligations                           (1,889)            (1,547)
          Repayment of term loan facility                                            (366)              (417)

          Payment of debt issuance costs                                              (15)                --
          Book overdraft                                                               18                624
          Issuance of common and preferred stock                                       --                401
          Issuance of Convertible Notes and Warrants                                  640                 --
                                                                                  --------------------------
               Net cash used in financing activities                                 (678)            (1,383)
                                                                                  --------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (57)               201

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                          543                585
                                                                                  --------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $   486            $   786
                                                                                  ==========================
Supplemental Data:
          Interest paid                                                           $   752            $   431
                                                                                  ==========================
          Income taxes paid                                                       $    34            $    86
                                                                                  ==========================
          Dividends                                                               $    17            $    14




            See notes to condensed consolidated financial statements.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
---------------------------------------------------------------
(Dollars in Thousands, Except Where Indicated Otherwise, and for Per Share Amounts)

1. FINANCIAL STATEMENTS - The accompanying condensed consolidated financial statements as of May 31, 2004 and for the three months ended May 31, 2004 and 2003 are unaudited. In the opinion of management, all adjustments, consisting of only normal and recurring accruals, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented have been included. The condensed consolidated balance sheet as of February 29, 2004 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The accompanying condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of ATC Healthcare, Inc. (the "Company") for the year ended February 29, 2004. Certain prior period amounts have been reclassified to conform with the May 31, 2004 presentation.

The results for the three-month period ended May 31, 2004 are not necessarily indicative of the results for the full year ending February 28, 2005.

2. EARNINGS PER SHARE -Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding for the applicable period. Diluted earnings (loss) per share is computed using the weighted average number of common shares plus common equivalent shares outstanding, unless the inclusion of such common equivalent shares would be anti-dilutive. For the three months ended May 31, 2004 and 2003, common stock equivalents would have been anti-dilutive.

3. PROVISION (BENEFIT) FOR INCOME TAXES - For the three month period ended May 31, 2004 the Company recorded an expense for income taxes of $25 on a pretax loss of $13 as compared to a benefit for income taxes of $112 on a pretax loss of $330 for the three month period ended May 31, 2003. The current provision consists entirely of state and local income taxes.

4. RECENT ACQUISITIONS - On February 28, 2003, the Company purchased substantially all of the assets and operations of eight temporary medical staffing companies totaling $3,041, of which $2,071 was paid in cash and the remaining balance is payable under notes payable with maturities through January 2007. The notes bear interest at rates between 6% to 8% per annum. The purchase prices were allocated primarily to goodwill (approximately $2,282). In April 2003, the Company sold its interest in one of these temporary medical staffing companies to its franchisee for $130.

5. FINANCING ARRANGEMENTS - During April 2001, the Company entered into a Financing Agreement with a lending institution, whereby the lender agreed to provide a revolving credit facility of up to $25 million. The Financing Agreement was amended in October 2001 to increase to $27.5 million. Amounts borrowed under the New Financing Agreement were used to repay $20.6 million of borrowing on its existing facility.

The Agreement contains various restrictive covenants that, among other requirements, restrict additional indebtedness. The covenants also require the Company to meet certain financial ratios.

In November 2002, the lending institution with which the Company has the secured Facility, increased the revolving credit line to $35 million and provided for additional term loan facility totaling $5 million.

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

On May 28, 2004, an amendment to the Facility was entered into to modifying certain financial ratio covenants as of February 29, 2004.

On July 15, 2004 the Company received a waiver from the lender for non-compliance of certain Facility covenants as of May 31, 2004.

As of May 31, 2004, the outstanding balance on the revolving credit Facility was $21.0. The Company had outstanding borrowings under the term loan of $2.7 million as of May 31, 2004. At May 31, 2004 interest accrued at a rate per annum of 6.55% over LIBOR on the revolving credit Facility and 9.27% over LIBOR on the term loan.

6. CONVERTIBLE DEBENTURES - The Company issued on April 2, 2004 $500 of Convertible Notes due April 2, 2005 (the "April Maturity Notes") and warrants to purchase 250,000 shares of Class A common stock at $0.75 per share. The April Maturity Notes do not bear interest, cannot be prepaid and are to be repaid on their April 2, 2005 maturity date by the issuance of Class A Common Stock at a price of $.50 per share. In addition, to the extent the Company after October 2, 2004 and prior to the maturity date issues Common Stock or securities convertible into Common Stock, the holders of the April Notes may convert those Notes at the effective price at which the Common Stock is so issued.

Pursuant to the terms of the registration rights agreement entered in connection with the transaction, the Company is required to file with the Securities and Exchange Commission (the "SEC") a registration statement under the Securities Act of 1933, as amended, covering the resale of the common stock underlying the April Maturity Notes purchased and the common stock underlying the warrants.

In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock," and the terms of the warrants and the transaction documents, the warrants were accounted for as a liability.The fair value of the warrants which amounted to $95 on date of grant was recorded as a reduction to the April Maturity Notes. The warrant liability will be reclassified to equity on the effective date of the registration statement, evidencing the non-impact of these adjustments on the Company's financial position and business operations.

The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 4%; the contractual life of 4 years and volatility of 111%. There was no change in the fair value of the warrants at May 28, 2004 from the time the warrants were granted.

The Company issued on April 19, 2004 upon execution of the Standby Equity Distribution Agreement, a convertible debenture in the principal amount of $140 to Cornell Capital Partners as a commitment fee. The convertible debenture has a term of three years, accrues interest at 5% and is convertible into our common stock at a price per share of 100% of the lowest closing bid price for the three days immediately preceding the conversion date.

7. GUARANTEE PAYABLE -Guarantee of TLCS Liability - The Company is contingently liable on $2.3 million of obligations owed by TLCS which is payable over eight years. The Company is indemnified by TLCS for any obligations arising out of these matters. On November 8, 2002, TLCS filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. As a result, the Company has recorded a provision of $2.3 million representing the balance outstanding on the related TLCS obligations. The obligation is payable over 8 years with the next payment due September 2004. The Company has not received any demands for payment with respect to these obligations. The Company believes that it has certain defenses which could reduce or eliminate its recorded liability in this matter

8. REVENUE RECOGNITION - A substantial portion of the Company's service revenues are derived from a unique form of franchising under which independent companies or contractors ("licensees") represent the Company within a designated territory. These licensees assign Company personnel, including registered nurses and therapists, to service clients using the Company's trade names and service marks. The Company pays and distributes the payroll for the direct service personnel who are all employees of the Company, administers all payroll withholdings and payments, bills the customers and receives and processes the accounts receivable. The revenues and related direct costs are included in the Company's consolidated service revenues and operating costs. The licensees are responsible for providing an office and paying related expenses for administration including rent, utilities and costs for administrative personnel.

The Company pays a monthly distribution or commission to its domestic licensees based on a defined formula of gross profit generated. Generally, the Company pays licensees approximately 55% (60% for certain licensees who have longer relationships with the Company). There is no payment to the licensees based solely on revenues. For the three months ended May 31, 2004 and 2003, total licensee distributions were $1.1 million and $1.8 million, respectively, and are included in the general and administrative expenses.

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

Revenues generated from the sales of licensees and initial licensee fees are recognized upon signing of the licensee agreement, if collectibility of such amounts is reasonably assured, since the Company has performed substantially all of its obligations under its licensee agreements by such date. Included in revenues for the three months ended May 31, 2004 and 2003 is $851 and $449, respectively, of licensee fees.

9. GOODWILL - On March 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Intangible Assets" (SFAS 142). SFAS 142 includes requirements to annually test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, the Company no longer amortizes goodwill and indefinite lived intangibles.

10. OFFICE CLOSING AND RESTRUCTURING CHARGES- In the third quarter of fiscal 2004 the Company recorded a charge associated with the closing of seven offices in the amount of $2.6 million. The Company expects the restructure to result in a lower overall cost structure to allow it to focus resources on offices with greater potential for better overall growth and profitability. As of May 31, 2004 the Company has paid $345 for severance and other costs associated with the office closings. As of May 31, 2004 the Company's accounts payable and accrued expenses included $463 of remaining costs accrued consisting mainly of severance and lease costs. The severance and remaining other exit costs will be paid in fiscal 2005. The remaining lease costs will be paid through the term related of the related leases which expire through January 2007.

11. CONTINGENCIES -The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of business. Management believes the disposition of the lawsuits will not have a material effect on its financial position, results of operations or cash flows.

12. RECENT ACCOUNTING PRONOUNCEMENTS - Management does not believe that any recently issued but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

13. SHAREHOLDERS EQUITY

The Company accounts for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. Had the Company determined compensation expense based on the fair value at the grant dates for those awards consistent with the method of SFAS 123, the Company's net income (loss) per share would have been increased to the following pro forma amounts:



-------------------------------------------------------------------------------
                                                  FOR THE THREE   FOR THE THREE
                                                      MONTHS          MONTHS
                                                       ENDED           ENDED
                                                      MAY 31,         MAY 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                  2004            2003
-------------------------------------------------------------------------------
Net loss as reported                                 $   (38)         $  (218)
-------------------------------------------------------------------------------
Deduct total stock based employee
compensation expense determined
under fair value methods all awards
-------------------------------------------------------------------------------
Pro forma net loss                                      (333)            (232)
-------------------------------------------------------------------------------
Basic net loss per share as reported                 $ (0.00)         $ (0.01)
-------------------------------------------------------------------------------
Pro forma basic loss per share as reported forma     $ (0.01)         $ (0.01)
-------------------------------------------------------------------------------
Diluted loss per share as reported                   $ (0.00)         $ (0.01)
-------------------------------------------------------------------------------
Pro forma diluted loss per share as reported         $ (0.01)         $ (0.01)
-------------------------------------------------------------------------------

On April 19, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners L.P.. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to the investor shares of common stock for a total purchase price of up to $5,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, the investor will pay 97% of the lowest closing bid price of the common stock during the five consecutive trading days immediately following the notice date. The investor, Cornell Capital Partners, L.P. is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Cornell Capital Partners, L.P. will retain 5% of each advance under the Standby Equity Distribution Agreement. In addition, we engaged Arthur's, Lestrange & Company Inc., a registered broker-dealer, to advise us in connection with the Standby Equity Distribution Agreement. For its services, Arthur's, Lestrange & Company Inc. is to receive 18,182 shares of our common stock. We are obligated to prepare and file with the Securities and Exchange Commission a registration statement to register the resale of the shares issued under the Standby Equity Distribution Agreement prior to the first sale to the investor of our common stock.

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

Results of Operations

Total revenues decreased by $4.7 million or 13.9% for the three months ended May 31, 2004 ("the 2004 period") to $29.3 million from $34.0 million for the three months ended May 31, 2003 ("the 2003 period"). The reduction in revenues is due to the Company closing marginally performing offices during the second half of 2003. Service costs were 77.3% and 78.0% of total revenues for the 2004 and 2003 periods, respectively. Service costs represent the direct costs of providing services to patients or clients, including wages, payroll taxes, travel costs, insurance costs, medical supplies and the cost of contracted services.

General and administrative expenses were $5.2 million for the 2004 period versus $6.4 million for the 2003 period. General and administrative costs, expressed as a percentage of total revenues, were 17.8% and 18.9% for the 2004 and 2003 periods, respectively. The decrease in the 2004 period is the result of the reduction in royalty payments to licenses due to decreased revenues as well as the savings realized by the Company for the offices the Company closed during 2003 and the reduction of back office staff.

Interest expense,(net) for the 2004 period increased to $1,104 from $848 in the 2003 period primarily due to the interest costs associated with the Company's term loan facility and to increased interest rates associated with its revolving line of credit.

For the quarter ended May 31, 2004 the Company recorded a tax liability of $25 as compared to recording a tax benefit of $112 and the associated deferred tax asset.

On July 14, 2004 the Company received a waiver from the lender for non-compliance of certain Facility covenants as of May 31, 2004.

Liquidity and Capital Resources

The Company funds its cash needs through various equity and debt issuances and through cash flow from operations. The Company generally pays its billable employees weekly for their services, and remits certain statutory payroll and related taxes as well as other fringe benefits. Invoices are generated to reflect these costs plus the Company's markup.

Cash and Cash equivalents decreased by $57 as of May 31, 2004 as compared to February 29, 2004 as a result of cash provided by operating activities of $1.35 million, cash used in investing activites of $26 and cash used in financing activites of $1.38 million. Cash provided by operating activities was mainly due to a decline in accounts receivable, cash used in investing activities was primarily used for capital expenditures and the cash used in financing activities was primarily used to pay notes and capital lease obligations.In April 2001, the Company obtained a new financing facility (the "Facility") with a new lending institution for a $25 million, three year term, revolving loan, $20.6 million of which was used to pay down borrowings under the Company's previous financing facility.

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

At the same time, the lender and DSS and DSI note holders amended the subordination agreements. As a result of that amendment, the two series of promissory notes to the former owners of DSS and DSI have been condensed into one series of notes. One of the promissory notes is for a term of seven years, in the principal amount of $8.6 million, bears interest at the rate of 5% per annum, with a minimum monthly payment (including interest) of $40 with the first installment becoming due on June 13, 2003, and minimum monthly payments (including interest) of $80 beginning on June 1, 2004, thereafter, with a balloon payment of $3.7 million due on May 7, 2007. The balance on the first note after the balloon payment is payable in minimum monthly installments of $80,000 over the remaining 3 years of the note, subject to certain limitations under the amended subordination agreement. The other three promissory notes are for ten years, in the aggregate principal amount of $17.5 million, bear interest at the rate of 5% per annum, with minimum monthly payments (including interest) of $25 in the aggregate, with the first installment becoming due on June 13, 2003, and minimum monthly payments (including interest) of $51 in the aggregate beginning on June 1, 2004, thereafter. Any unpaid balances at the end of the note terms will be due at that time. If the Company achieves certain financial ratios, its minimum monthly payments under all four of the notes will be increased, as provided in the amended subordination agreement. Payment of the notes is collateralized by a second lien on the assets of the original franchises. In conjunction with the amendment of the notes, one of the note holders reduced his note by approximately $2.8 million, subject to the Company's compliance with the modified subordination agreement.

On January 8, 2004, an amendment to the Facility was entered into modifying certain financial ratio covenants as of November 30, 2003.

On May 28, 2004, an amendment to the Facility was entered into modifying certain financial ratio covenants as of February 29, 2004.

On July 15, 2004 the Company received a waiver from the lender for non-compliance of certain Facility covenants as of May 31, 2004.

The Company anticipates that capital expenditures for furniture and equipment, including improvements to its management information and operating systems during the next twelve months will be approximately $300.

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

On April 19, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Pursuant to the Standby Equity Distribution Agreement, the Company may, at the Company's discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $5,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay the Company 97% of the lowest closing bid price of the common stock during the five consecutive trading days immediately following the notice date. Further, the Company has agreed to pay Cornell Capital Partners, L.P. 5% of the proceeds that the Company receives under the Standby Equity Distribution Agreement. The Agreement is subject to the Company filing and maintaining an effective S-1 registration.

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

HEALTHCARE REFORM COULD NEGATIVELY IMPACT OUR BUSINESS OPPORTUNITIES, REVENUES AND MARGIN.

The U.S. government has undertaken efforts to control increasing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and drug companies. In the recent past, the U.S. Congress has considered several comprehensive healthcare reform proposals. Some of these proposals could have adversely affected our business. While the U.S. Congress has not adopted any comprehensive reform proposals, members of Congress may raise similar proposals in the future. If some of these proposals are approved, hospitals and other healthcare facilities may react by spending less on healthcare staffing, including nurses. If this were to occur, we would have fewer business opportunities, which could seriously harm our business.

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

As of May 31, 2004, we had $32.3 million of unamortized goodwill on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At May 31, 2004, goodwill represented 44% of our total assets.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

Interest Rate Sensitivity: The Company's primary market risk exposure is interest rate risk. The Company's exposure to market risk for changes in interest rates relates to its debt obligations under its Facility described above. Under the Facility, the interest rate is 6.55 % over LIBOR. At May 31, 2004, drawings on the Facility were $ 21.0 million. Assuming variable rate debt at May 31, 2004, a one point change in interest rates would impact annual net interest payments by $ 210. The Company does not use derivative financial instruments to manage interest rate risk.

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

                           PART II. OTHER INFORMATION




ITEM 1. LEGAL PROCEEDINGS - SEE NOTE 8 IN PART I. - ITEM 1.
-----------------------------------------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------



(A)  Exhibits


4.3 Standby Equity Distribution Agreement, dated April 19, 2004, between Cornell Capital Partners, L.P. and the Company, incorporated by reference to the Company's registration statement on form S-1 (File No. 333-117266) dated July 9, 2004.

4.4 Registration Rights Agreement, dated April 19, 2004, by and between the Company and Cornell Capital Partners, L.P., in connection with the Standby Equity Distribution Agreement, incorporated by reference to the Company's registration statement on Form S-1 (File No. 333-117266) dated July 9, 2004.


4.5 Escrow Agreement, dated April 19, 2004, by and between the Company, Cornell Capital Partners, L.P. and Butler Gonzalez LLP, in connection with the Standby Equity Distribution Agreement, incorporated by reference to the Company's registration statement on form S-1 (File No. 333-117266) dated July 9, 2004.

4.6 Placement Agent Agreement, dated April 19, 2004, by and among the Company, Arthur's, Lestrange & Company Inc. and Cornell Capital Partners, L.P., incorporated by reference to the Company's registration statement on Form S-1 (File No. 333-117266) dated July 9, 2004.

4.7 $140,000 principal amount Compensation Debenture, due April 19, 2007, issued to Cornell Capital Partners, L.P., in connection with the Standby Equity Distribution Agreement., incorporated by reference to the Company's registration statement on Form S-1 (File No. 333-117266) dated July 9, 2004.


31.1-Certification of CEO

31.2-Certification of CFO

32.1-Certification of CEO

32.2-Certification of CFO

(B) Reports on Form 8-K

On April 8, 2004, ATC Healthcare, Inc., issued a press release announcing that Martin Schiller Chief Financial Officer at National Equipment Corporation Joined the Board Of ATC Healthcare, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 15, 2004                        ATC HEALTHCARE, INC.




                                            By: /s/ ANDREW REIBEN
                                            -----------------------------------
                                            Andrew Reiben
                                            Senior Vice President, Finance
                                            Chief Financial Officer and
                                            Treasurer (Principal Financial and
                                            Accounting Officer)