Form 10-Q
period 2004-08-31
ATC HEALTHCARE INC /DE/
filed 2004-10-15
CIK 720480

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2004, OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes __X__    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes __No__ X

The number of shares of Class A Common Stock and Class B Common Stock outstanding on October 1, 2004 were 24,685,823 and 239,317 shares, respectively.

                      ATC HEALTHCARE, INC. AND SUBSIDIARIES


                                      INDEX




PAGE NO


PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets
          August 31, 2004 (unaudited) and February 29, 2004                   3

          Condensed Consolidated Statements of Operations (unaudited)
          Three and six months ended August 31, 2004 and 2003                 4

          Condensed Consolidated Statements of Cash Flows (unaudited)
          Six months ended August 31, 2004 and 2003                           5

          Notes to Condensed Consolidated Financial Statements (unaudited)   6-9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      10-17

ITEM 3 QUANTITATIVE AND QUALITATIVE DESCRIPTION
       OF MARKET RISK                                                         18

ITEM 4. CONTROLS AND PROCEDURES                                               18

PART II. OTHER INFORMATION                                                    19

ITEM 1. LEGAL PROCEDINGS                                                      19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     19

PART I.  FINANCIAL INFORMATION
ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)


                                                                               AUGUST 31,
                                                                                 2004      FEBRUARY 29,
                                                                              (UNAUDITED)     2004
                                                                               ---------    --------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                  $    915    $    543
     Accounts receivable, less allowance
          for doubtful accounts of $689
          and $737, respectively                                                  21,331      27,216
     Prepaid expenses and other current assets                                     5,784       4,700
                                                                                --------    --------
               Total current assets                                               28,030      32,459

Fixed assets, net                                                                    715         848
Intangibles                                                                        5,955       6,423
Goodwill                                                                          32,256      32,256
Deferred income taxes                                                              1,984       1,984
Other assets                                                                       1,252         757
                                                                                --------    --------
      Total assets                                                              $ 70,192    $ 74,727
                                                                                ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                           $  2,181    $  1,595
     Accrued expenses                                                              5,502       6,468
     Book overdraft                                                                1,483       2,242
     Current portion due under bank financing                                      1,374       1,310
     Current portion of notes and guarantee payable                                1,191       1,148
                                                                                --------    --------
               Total current liabilities                                          11,731      12,763

Notes and guarantee payable                                                       31,111      31,241
Due under bank financing                                                          20,456      24,232
Convertible debentures                                                               585        --
Warrant liabilities                                                                   95        --
Other liabilities                                                                    371         371
                                                                                --------    --------
      Total liabilities                                                           64,349      68,607
                                                                                --------    --------
Commitments and contingencies
Convertible Series A Preferred Stock ($.01 par value
  4,000 shares authorized,
  2,000 shares issued and
  outstanding at August 31, 2004
  and February 29,  2004, respectively)                                            1,102       1,067
                                                                                --------    --------
STOCKHOLDERS' EQUITY:
Class A Common Stock - $.01 par value;
   75,000,000 shares authorized; 24,685,433 and
   24,665,537 shares issued and outstanding at August 31, 2004
   and February 29,  2004, respectively                                              247         247
Class B Common Stock - $.01 par value;
   1,554,936 shares authorized;
   239,317 and 245,617 shares issued and outstanding at August 31,
2004 and February 29, 2004, respectively                                               3           3
Additional paid-in capital                                                        14,429      14,421
Accumulated deficit                                                               (9,938)     (9,618)
                                                                                --------    --------
      Total stockholders' equity                                                   4,741       5,053
                                                                                --------    --------
      Total liabilities and stockholders' equity                                $ 70,192    $ 74,727
                                                                                ========    ========

See notes to condensed consolidated financial statements.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)


                                                                        For the Three Months         For the Six Months
                                                                               Ended      (unaudited)      Ended
                                                                      -----------------------    ----------------------
                                                                      August 31,  August 31,     August 31,  August 31,
                                                                         2004        2003           2004       2003
                                                                      ---------- ------------    ----------  ----------
REVENUES:
     Service revenues                                                   $ 26,892     $ 33,640     $ 56,199     $ 67,683
-----------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
     Service costs                                                        21,202       26,636       43,867       53,198
     General and administrative expenses                                   5,139        6,006       10,365       12,414
     Depreciation and amortization                                           332          594          668        1,181
-----------------------------------------------------------------------------------------------------------------------
        Total operating expenses                                          26,673       33,236       54,900       66,793
-----------------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                                       219          404        1,299          890
-----------------------------------------------------------------------------------------------------------------------
INTEREST AND OTHER EXPENSES (INCOME):
     Interest expense, net                                                 1,121        1,115        2,225        1,963
     Other  (income), net                                                   (681)         (57)        (692)         (89)
     Provision related to TCLS Guarantee                                    --           --           --           --
-----------------------------------------------------------------------------------------------------------------------
       Total interest and other expenses                                     440        1,058        1,533        1,874
-----------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                                           (221)        (654)        (234)        (984)

INCOME TAX  PROVISION  (BENEFIT)                                              26         --             51         (112)
-----------------------------------------------------------------------------------------------------------------------
NET INCOME  (LOSS)                                                      $   (247)    $   (654)    $   (285)    $   (872)
=======================================================================================================================
DIVIDENDS ACCRETED TO PREFERRED SHAREHOLDERS                                  18           17           35           32

NET INCOME(LOSS)  ATTRIBUTABLE TO COMMON SHAREHOLDERS                   $   (265)    $   (671)    $   (320)    $   (904)
-----------------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) PER COMMON SHARE - BASIC:                               $   (.03)    $   (.01)    $   (.04)    $   (.01)
=======================================================================================================================
EARNINGS (LOSS)  PER COMMON SHARE - DILUTED                             $   (.03)    $   (.01)    $   (.04)    $   (.01)
=======================================================================================================================
WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING
     Basic                                                                24,925       24,238       24,918       24,049
=======================================================================================================================
     Diluted                                                              24,925       24,238       24,918       24,049
=======================================================================================================================


See notes to condensed consolidated financial statements.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)


                                                                           Six Months Ended
                                                                        August 31,  August 31,
                                                                           2004        2003
                                                                        ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income (loss)                                            $  (285)   $  (872)
             Adjustments to reconcile net income (loss)
               to net cash provided by
             Operating activities:
                     Depreciation and amortization                           667      1,181
                     Amortization of debt financing costs                    144        124
                     Amortization of discount on convertible debenture        40
                     Provision for doubtful accounts                         (47)      (651)
                           Deferred Income Taxes                            --         (112)
                           Accrued Interest                                  474        457
             Changes in operating assets and liabilities net of
                Effects of acquisitions
                     Accounts receivable                                   5,932        443
                     Prepaid expenses and other current assets            (1,084)      (536)
                     Other assets                                           (609)       (26)
                     Accounts payable and accrued expenses                  (380)       395
                     Other long-term liabilities                            --          (37)
                                                                         ------------------
                      Net cash provided by operating activities            4,852        366
                                                                         ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures                                             (65)      (161)
            Finalization of acquisition purchase price                      --          150
            Acquisition of business                                         --          (20)
                                                                         -------------------
                      Net cash used in investing activities                  (65)       (31)
                                                                         -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
            Payment of notes and capital lease obligations                (3,976)    (1,649)
            Repayment of term loan facility                                 (752)      (695)
            Book overdraft                                                  (759)      (384)
            Debt Financing costs                                             (31)       (77)
            Issuance of preferred and Common Stock                             8      1,128
            Borrowings (payments) due under credit facility                  455      1,324
             Issuance of Convertible Notes and Warrants                      640       --
                                                                         ------------------
                       Net cash used in financing activities              (4,415)      (353)
                                                                         ------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         372        (18)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 543        585
                                                                         ------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $   915    $   567
                                                                         ==================
Supplemental Data:
   Interest paid                                                         $ 1,505        961
                                                                         ==================
   Income taxes paid                                                     $    52    $    86
                                                                         ==================
   Dividends                                                             $    35    $    32
                                                                         ==================


 See notes to condensed consolidated financial statements.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Amounts in Thousands, Except Where Indicated Otherwise, and for Per Share Amounts)

1. BASIS OF PRESENTATION - The accompanying condensed consolidated financial statements as of August 31, 2004 and for the three and six months ended August 31, 2004 and 2003 are unaudited. In the opinion of management, all adjustments, consisting of only normal and recurring accruals necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented have been included. The condensed consolidated balance sheet as of February 29, 2004 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of ATC Healthcare, Inc. (the "Company") for the year ended February 29, 2004. Certain prior period amounts have been reclassified to conform with the August 31, 2004 presentation.

Results for the three and six month periods ended August 31, 2004 are not necessarily indicative of the results for the full year ending February 28, 2005.


2. EARNINGS PER SHARE -Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding for the applicable period. Diluted earnings (loss) per share is computed using the weighted average number of common shares plus common equivalent shares outstanding, unless the inclusion of such common equivalent shares would be anti-dilutive. For the three and six months ended August 31, 2004, 6,603, common stock equivalents have been excluded from earnings per share and for the three and six months ended August 31, 2003 6,244 and 6,494 common stock equivalents, respectively, have been excluded from the earnings per share calculation, as their inclusion would have been anti-dilutive.

3. PROVISION (BENEFIT) FOR INCOME TAXES - For the three months and six months ended August 31, 2004 the Company recorded an expense for income taxes of $26 and $51 respectively compared to no tax expense and a $112 tax benefit for the three and six months ended August 31, 2003. The current provision provides for state and local income taxes representing minimum taxes due to certain states.

4. RECENT ACQUISITIONS -On February 28, 2003, the Company purchased substantially all of the assets and operations of eight temporary medical staffing companies totaling $3,041, of which $2,071 was paid in cash and the remaining balance is payable under notes payable with maturities through January 2007. The notes bear interest at rates between 6% to 8% per annum. The purchase prices were allocated primarily to goodwill (approximately $2,282). In April 2003, the Company sold its interest in one of these temporary medical staffing companies to its franchisee for $130.

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

On July 15, 2004 the Company received a waiver in perpetuity from the lender for non-compliance of certain Facility covenants as of May 31, 2004.

On October 15, 2004 the Company received a waiver in perpetuity from the lender for non-compliance of certain Facility covenants as of August 31, 2004.

As of August 31, 2004, the outstanding balance on the revolving credit Facility was $19.3 million. The Company had outstanding borrowings under the term loan of $2.5 million as of August 31, 2004. At August, 2004 interest accrued at a rate per annum of 6.55% over LIBOR on the revolving credit Facility and 9.27% over LIBOR on the term loan.

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

In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock," and the terms of the warrants and the transaction documents, the warrants were accounted for as a liability. The fair value of the warrants which amounted to $95 on date of grant was recorded as a reduction to the April Maturity Notes. The warrant liability will be reclassified to equity on the effective date of the registration statement, evidencing the non-impact of these adjustments on the Company's financial position and business operations.

The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 4%; the contractual life of 4 years and volatility of 111%. There was no significant change in the fair value of the warrants at August 31, 2004 from the time the warrants were granted.

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

The Company pays a monthly distribution or commission to its domestic licensees based on a defined formula of gross profit generated. Generally, the Company pays a licensee approximately 55% (60% for certain licensees who have longer relationships with the Company). There is no payment to the licensees based solely on revenues. For the three months ended August 31, 2004 and 2003, total licensee distributions were approximately $1.6 million and $1.8 million respectively, and for the six months ended August 31, 2004 and 2003 total licensee distributions were approximately $3.1 million and $3.5 million respectively, and are included in the general and administrative expenses.

The Company recognizes revenue as the related services are provided to customers and when the customer is obligated to pay for such completed services. Revenues are recorded net of contractual or other allowances to which customers are entitled. Employees assigned to particular customers may be changed at the customer's request or at the Company's initiation. A provision for uncollectible and doubtful accounts is provided for amounts billed to customers which may ultimately be uncollectible due to the customer's inability to pay.

Revenues generated from the sales of licensees and initial licensee fees are recognized upon signing of the licensee agreement, if collectibility of such amounts is reasonably assured, since the Company has performed substantially all of its obligations under its licensee agreements by such date. Included in revenues for the six months ended August 31, 2004 and 2003 is $851 and $449 of licensee fees.

8. LICENSEE SALES

The Company includes in its service revenues, service costs and general and administrative costs, revenues and costs associated with its Licencees. Summarized below is the detail associated with above discussed items for the three and six months ended August 31, 2004 and 2003 respectively.

----------------------------------------------------------------------------------------------------------------
                                                     Three Months       Six Months             Six Months
                             Three Months Ended         Ended             Ended                  Ended
                              August 31, 2004       August 31, 2003    August 31,2004        August 31, 2003
----------------------------------------------------------------------------------------------------------------
Company Service Revenue         $13,332               $18,727               $29,684               $37,945
----------------------------------------------------------------------------------------------------------------
Licensee Service Revenue        $13,560               $14,913               $26,515               $29,738
----------------------------------------------------------------------------------------------------------------
Total Revenue                   $26,892               $33,640               $56,199               $67,683
----------------------------------------------------------------------------------------------------------------
Company Service Costs           $10,293               $14,668               $22,267               $29,310
----------------------------------------------------------------------------------------------------------------
Licensee Service Costs          $10,909               $11,968               $21,600               $23,888
----------------------------------------------------------------------------------------------------------------
Total Service Costs             $21,202               $26,636               $43,867               $53,198
----------------------------------------------------------------------------------------------------------------
Company General and
administrative costs            $ 3,510               $ 4,206               $ 7,265               $ 8,914
----------------------------------------------------------------------------------------------------------------
Licensee Royalty                $ 1,629               $ 1,800               $ 3,100               $ 3,500
----------------------------------------------------------------------------------------------------------------
Total General and
administrative costs            $ 5,139                 6,006               $10,365               $12,414
----------------------------------------------------------------------------------------------------------------


The Company settled various disputes with its Atlanta Licensee by selling its Franchise rights to the Licensee for $875. The purchase price is evidenced by a note which is payable over 60 months at an interest rate of 4.75%. In addition, various other issues which were being disputed through litigation with the licensee were settled resulting in an amount to be paid to the Licensee of $200, various amounts owed to the Company of $61 were extinguished and an offset to the note in the amount of $170. The note due to the Company, which is guaranteed by the Licensee, is reflected in notes receivable and the amount to be paid to the Licensee is reflected in accrued expenses. The Company recorded in other income the net amount of $444.

 9. GOODWILL - On March 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Intangible Assets" (SFAS 142). SFAS 142 includes requirements to annually test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, the Company no longer amortizes goodwill and indefinite lived intangibles.

10. OFFICE CLOSING AND RESTRUCTURING CHARGES- In the third quarter of fiscal 2004, the Company recorded a charge associated with the closing of seven offices in the amount of $2.6 million. The Company expects the restructure to result in a lower overall cost structure to allow it to focus resources on offices with greater potential for better overall growth and profitability. As of August 31, 2004 the Company has paid $489 for severance and other costs associated with the office closings. As of August 31, 2004 the Company's accounts payable and accrued expenses included $317 of remaining costs accrued consisting mainly of severance and lease costs. The severance and remaining other exit costs will be paid in fiscal 2005. The remaining lease costs will be paid through the term of the related leases which expire at various dates through January 2007.

11. CONTINGENCIES -The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of business. Management believes the disposition of these lawsuits will not have a material effect on its financial position, results of operations or cash flows.

12. RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.



13. SHAREHOLDERS EQUITY

The Company accounts for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No 25 " Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. Had the Company determined compensation expense based on the fair value at the grant dates for those awards consistent with the method of SFAS 123, the Company's net income (loss) per share would have been increased to the following pro forma amounts:

-------------------------------------------------------------------------------------------------------------------------
                                       For the three        For the three          For the six            For the six
 (In thousands, except per share       months ended        months ended          months ended           months ended
 data)                                August 31,2004      August 31,2003        August 31, 2004        August 31,2003
-------------------------------------------------------------------------------------------------------------------------
Net  income (loss) as reported             $  (247)            $  (654)            $  (285)            $  (872)
-------------------------------------------------------------------------------------------------------------------------
Deduct total stock based employee
compensation expense determined
under fair value based on methods
for all  awards                            $   295             $    36             $   590             $    49
-------------------------------------------------------------------------------------------------------------------------
Pro forma net income (loss)                $  (542)            $  (690)            $  (875)            $  (921)
-------------------------------------------------------------------------------------------------------------------------
Basic net earnings (loss) per
share as reported                          $  (.01)            $  (.03)            $  (.01)            $  (.04)
-------------------------------------------------------------------------------------------------------------------------
Pro forma basic earnings (loss)
per share as reported                      $  (.02)            $  (.03)            $  (.04)            $  (.04)
-------------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per
share as reported                          $  (.01)            $  (.03)            $  (.01)            $  (.04)
-------------------------------------------------------------------------------------------------------------------------
Pro forma diluted earnings
(loss) per share as reported               $  (.02)            $  (.03)            $  (.04)            $  (.04)
-------------------------------------------------------------------------------------------------------------------------


On April 19, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners L.P. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to the investor shares of common stock for a total purchase price of up to $5,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, the investor will pay 97% of the lowest closing bid price of the common stock during the five consecutive trading days immediately following the notice date. The investor, Cornell Capital Partners, L.P., is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Cornell Capital Partners, L.P. will retain 5% of each advance under the Standby Equity Distribution Agreement. In addition, we engaged Arthur's, Lestrange & Company Inc., a registered broker-dealer, to advise us in connection with the Standby Equity Distribution Agreement. For its services, Arthur's, Lestrange & Company Inc. is to receive 18,182 shares of our common stock. We are obligated to prepare and file with the Securities and Exchange Commission a registration statement to register the resale of the shares issued under the Standby Equity Distribution Agreement prior to the first sale to the investor of our common stock.

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

Results of Operations

                             RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED AUGUST 31, 2004 ("THE 2004 PERIOD") TO THE THREE MONTHS ENDED AUGUST 31, 2003 ("THE 2003 PERIOD")

TOTAL REVENUES: Total revenues for the three month period ended August 31, 2004 were $26.9 million, a decrease of $6.7 million or 20% from total revenues of $33.6 million for the three months ended August 31, 2003. The reduction in revenues is due to closing marginally performing offices during the second half of 2003 as well as the closing of one office and one licensee during the three months ended August 31, 2004. No offices or licensees were closed during the three months ended August 31, 2003. We expect that demand for temporary nurses will return in 2005. Until the demand for nurses returns to prior levels, we may continue to see revenue decline in our existing businesses which would continue our trend of losses. If revenues were to significantly decline, our ability to continue operations could be jeopardized. To offset the decline in the per diem nursing revenue, we are actively recruiting new licensees, of which three were opened in the three months ended August 31, 2004. and six were opened during the six months ended August 31, 2004 as well as looking into other areas of revenue generation such as Vendor on Premise and Pharmacy staffing.

Service costs were 78.8% and 79.2% for the three months ended August 31,2004 and 2003 respectively. Service costs represent the direct costs of providing services to patients or clients, including wages, payroll taxes, travel costs, insurance costs, medical supplies and the cost of contracted services.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $5.1 million for the three months ended August 31, 2004 as compared to $6.0 for the same period in 2003. General and administrative costs, expressed as a percentage of total revenues, was 19.1% for the three month period ended August 31, 2004 versus 17.9% for the three months ended August 31, 2003. The increase in general and administrative costs as a percentage of revenue is due to the decrease in revenue and the Company being unable to decrease fixed costs at the same rate of decline. The decrease of $800 in the 2004 period is the result of the reduction in royalty payments to licenses due to decreased revenues as well as the savings realized from the offices we closed during 2003 and 2004 and the reduction of back office staff. For the three months ended August 31, 2004 the reduction in royalty payments represented 23% of the reduction in administrative expenses, savings from closed offices represented 59% and the reduction in back office staff represented 18% of the decrease in general and administrative expenses.

INTEREST EXPENSE, NET: Interest expense, net for the three months ended August 31, 2004 was $1,121 as compared to $1,115 for the same period in the prior year. The increase in the period is primarily due to the interest costs associated with our term loan facility.


PROVISION (BENEFIT) FOR INCOME TAXES: For the three months ended August 31, 2004 and 2003 the Company recorded an expense for income taxes of $26 and $0 respectively. The current provision provides for state and local income taxes representing minimum taxes due to certain states.

COMPARISON OF SIX MONTHS ENDED AUGUST 31, 2004 ("THE 2004 PERIOD") TO THE SIX MONTHS ENDED AUGUST 31, 2003 ("THE 2003 PERIOD")

TOTAL REVENUES-Total revenues for the six month period ended August 31, 2004 were $56.2 million, a decrease of $11.5 million or 17.0% from total revenues of $67.7 million for the six months ended August 31, 2003. One office and three licencee's were closed during the six months ended August 31, 2004 and three offices were closed during the six months ended August 31, 2003. We expect that demand for temporary nurses will return in 2005. Until the demand for nurses returns to prior levels, we may continue to see revenue decline in its existing businesses which would continue our trend of losses. If revenues were to significantly decline, our ability to continue operations could be jeopardized. To offset the decline in its per diem nursing, we are actively recruiting new licensees of which Six were opened during the six months ended August 31, 2004 as well as looking into other areas of revenue generation such as Vendor on Premise and Pharmacy staffing.

Service costs were 78.1% and 78.6% for the six months ended August 31, 2004 and 2003 respectively. Service costs represent the direct costs of providing services to patients or clients, including wages, payroll taxes, travel costs, insurance costs, medical supplies and the cost of contracted services.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $10.4 million for the six months ended August 31, 2004 as compared to $12.4million for the same period in 2003. General and administrative costs, expressed as a percentage of total revenues, were 18.5% and 18.3% for the six months ended August 31, 2004 and 2003 respectively. The decrease in the 2004 period is the result of the reduction in royalty payments to licenses due to decreased revenues as well as the savings realized from the offices we closed during 2004 and 2003 and the reduction of back office staff. For the six months ended August 31, 2004 the reduction in royalty payments represented 20% of the reduction in administrative expenses, savings from closed offices represented 64% and the reduction in back office staff represented 16% of the decrease in general and administrative expenses.

INTEREST EXPENSE, NET: For the six months ended August 31, 2004 Interest expense, net was $2,225 as compared to $1,963 for the same period last year. The increase in the period is primarily due to the interest costs associated with our term loan facility and to increased interest rates associated with its revolving line of credit which increased during the second quarter of fiscal 2004 . PROVISION (BENEFIT) FOR INCOME TAXES: For the six months ended August 31, 2004 Company recorded an expense for income taxes of $51 as compared a $112 tax benefit and the associated deferred tax asset for six months ended August 31, 2003. The current provision provides for state and local income taxes which represent minimum taxes due to certain states.

Liquidity and Capital Resources

We fund our cash needs through various equity and debt issuances and through cash flow from operations. We generally pay our billable employees weekly for their services, and remit certain statutory payroll and related taxes as well as other fringe benefits. Invoices are generated to reflect these costs plus our markup.

Cash and Cash equivalents increased by $372 as of August 31, 2004 as compared to February 29, 2004 as a result of cash provided by operating activities of $4.9 million, Cash used in investing activities of $65 and cash used in financing activities of $4.4 million. Cash provided by operating activities was primarily due to a decline in accounts receivable, partially offset by an increase in prepaids and other current assets. Cash used in financing activities was primarily used to pay notes and capital lease obligations.

In April 2001, we obtained a new financing facility with HFG Healthco-4 LLC for a $25 million, three-year term, revolving loan which would have expired in April 2004. The $25 million revolving loan limit was increased to $27.5 million in October 2001. Amounts borrowed under the $27.5 million revolving loan were used to repay $20.6 million of borrowing on our prior facility.

In November 2002, HFG Healthco-4 LLC, increased the revolving credit line to $35 million and provided for an additional term loan facility totaling $5 million. Interest accrues at a rate of 3.95% over LIBOR on the revolving credit line and 6.37% over LIBOR on the term loan facility. The $35 million revolving loan expires in November 2005. The term loan facility is for acquisitions and capital expenditures. Repayment of this additional term facility is on a 36-month straight-line amortization. The revolving credit line is subject to certain loan covenants. These covenants include a debt service coverage ratio calculated by taking the current portion of long term debt and interest paid and dividing by four quarters of earnings before interest, taxes, depreciation and amortization, consolidated net worth target calculated by taking total assets minus total liabilities, earnings before interest, taxes, depreciation and amortization target, current ratio calculated by taking current assets less current liabilities, consolidated interest coverage ratio calculated by taking the most recent four quarters of earnings before interest, taxes, depreciation and amortization divided by four quarters of paid interest expense, and accounts receivable turnover ratio.

In November 2002, the interest rates were revised to 4.55% over LIBOR on the revolving line and 7.27% over the LIBOR on the term loan facility as part of a loan modification.

On June 13, 2003, we received a waiver from HFG Healthco-4 LLC for non-compliance of certain revolving loan covenants effective as of February 28, 2003. Interest rates on both the revolving line and term loan facility were increased 2% and can decrease if we meet certain financial criteria. In addition, certain financial ratio covenants were modified. The additional interest is not payable until the current expiration date of the facility which is November 2005. As part of this modification, the lender and noteholders, Direct Staffing, Inc. and DSS Staffing Corp., amended the subordination agreement and the noteholders amended the Notes issued to pay the purchase price. As a result of that amendment, what had been two promissory notes issued to each of the former owners of Direct Staffing, Inc. and DSS Staffing Corp. has been condensed into one note. The note issued to one of the former owners is for a term of seven years, with a minimum monthly payment (including interest) of $40,000 in year one and minimum monthly payments of $80,000 in subsequent years, with a balloon payment of $3,700,000 due in May 2007 The balance on that note after the balloon payment is payable over the remaining 3 years of the note, subject to certain limitations in the subordination agreement. The notes issued to the other three former owners are for terms of ten years, with minimum monthly payments (including interest) of $25,000 in the aggregate in the first year and minimum monthly payments of $51,000 in the aggregate for the remaining years. Any unpaid balance at the end of the note term will be due at that time. Additional principal payments are payable to the noteholders if we achieve certain financial ratios. In conjunction with this revision, one of the note holders agreed to reduce his note by approximately $2,800,000 provided we do not default under the notes or, in certain instances, our senior lending facility.

On January 8, 2004 an amendment to the $35 million revolving loan with HFG Healthco-4 LLC was entered into modifying certain financial ratio covenants as of November 30, 2003.

On May 24, 2004 an amendment to the $35 million revolving loan with HFG Healthco-4 LLC was entered into modifying certain financial ratio covenants as of February 29, 2004.

On July 15, 2004 we received a waiver in perpetuity from HFG Healthco-4 LLC for non-compliance of certain facility covenants as of May 31, 2004.

On October 15, 2004 we received a waiver in perpetuity from HFG Healthco-4 LLC for non-compliance of certain Facility covenants as of August 31, 2004.

Our working capital was $16.3 million as of August 31, 2004 as compared to and $19.7 million on February 29, 2004.

We anticipate that capital expenditures for furniture and equipment, including improvements to our management information and operating systems during the next twelve months will be approximately $200.

         Operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital, capital expenditures, and internal business expansion and debt service. Our cash flow has been aided by the recent sale of unregistered equity securities, securities convertible into equity and by the debt restructuring completed on June 13, 2003. We believe that our capital resources are sufficient to meet our working capital requirements for the next twelve months. Our existing cash and cash equivalents are not sufficient to sustain our operations for any length of time. We expect to meet our future working capital, capital expenditure, internal business expansion, and debt service from a combination of operating cash flows, funds available under the $35 million revolving loan facility and funds form the Standby Equity Distribution Agreement with Cornell Capital Partners, as available . No assurance can be given, however, that this will be the case. Our revolving loan facility comes due in November 2005. We plan on refinancing this loan facility prior to its expiration. There can be no assurance that we will be able to refinance our revolving loan facility. We do not have enough capital to operate the business without our revolving loan facility. We are also subject under our current loan facility to certain financial covenants. Though we believe we will meet those covenants it is possible if revenue continues to decline and we cannot reduce our costs appropriately that we may violate the covenants. In the past when we have violated covenants we have been able to receive a waiver or amendment of those covenants from the lender HFG Healthco-4 LLC. It is expected that if we violate a covenant we will be able to receive a waiver. If we are unable to receive a waiver then we would be in default of our lending agreement. We do not have sufficient capital to run our operations with out a financing facility and would have to look to alternative means such as the sale of stock or the sale of certain assets to finance operations. There can be no assurance that additional financing will be available when required, or, if available, will be available on satisfactory terms.

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


Risk Factors

WE ARE CURRENTLY UNABLE TO RECRUIT ENOUGH NURSES TO MEET OUR CLIENTS' DEMANDS FOR OUR NURSE STAFFING SERVICES, LIMITING THE POTENTIAL GROWTH OF OUR STAFFING BUSINESS. We rely substantially on our ability to attract, develop and retain nurses and other healthcare personnel who possess the skills, experience and, as required, licenses necessary to meet the specified requirements of our healthcare staffing clients. We compete for healthcare staffing personnel with other temporary healthcare staffing companies, as well as actual and potential clients, some of which seek to fill positions with either regular or temporary employees. Currently, there is a shortage of qualified nurses in most areas of the United States and competition for nursing personnel is increasing. Demand for temporary nurses over the last year has declined due to lower hospital emissions and nurses working full time for hospitals rather than working through temporary staffing agencies. Accordingly, when our clients request temporary nurse staffing we must recruit from a smaller pool of available nurses, which our competitors also recruit from. At this time we do not have enough nurses to meet our clients' demands for our nurse staffing services. This shortage has existed since approximately 2000. This shortage of nurses limits our ability to grow our staffing business. Furthermore, we believe that the aging of the existing nurse population and declining enrollments in nursing schools will further exacerbate the existing nurse shortage. To remedy the shortage we have increased advertising on our website and other industry visited websites to attract new nurses to work for us. We also offer a variety of benefits to our employees such as life insurance, medical and dental insurance, a 401 K plan, as well as sign-on bonuses for new employees and recruitment bonuses for current employees who refer new employees to us. In addition, we have recently started recruiting nurses from foreign countries, including India and the Philippines.

THE COSTS OF ATTRACTING AND RETAINING QUALIFIED NURSES AND OTHER HEALTHCARE PERSONNEL HAVE RISEN. We compete with other healthcare staffing companies for qualified nurses and other healthcare personnel. Because there is currently a shortage of qualified healthcare personnel, competition for these employees is intense. To induce healthcare personnel to sign on with them, our competitors have increased hourly wages and other benefits. In response to such increases by our competitors, we raised the wages and increased benefits that we offer to our personnel. Because we were not able to pass the additional costs to certain clients, our margins declined and we were forced to close 18 of our offices that could no longer operate profitably.

WE OPERATE IN A HIGHLY COMPETITIVE MARKET AND OUR SUCCESS DEPENDS ON OUR ABILITY TO REMAIN COMPETITIVE IN OBTAINING AND RETAINING HOSPITAL AND HEALTHCARE FACILITY CLIENTS AND TEMPORARY HEALTHCARE PROFESSIONALS. The temporary medical staffing business is highly competitive. We compete in national, regional and local markets with full-service staffing companies and with specialized temporary staffing agencies. Some of these companies have greater marketing and financial resources than we do. Competition for hospital and healthcare facility clients and temporary healthcare professionals may increase in the future and, as a result, we may not be able to remain competitive. To the extent competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues or hospital and healthcare facility clients and our margins could decline, which could seriously harm our operating results and cause the price of our stock to decline. In addition, the development of alternative recruitment channels, such as direct recruitment and other channels not involving staffing companies, could lead our hospital and healthcare facility clients to bypass our services, which would also cause our revenues and margins to decline.

OUR BUSINESS DEPENDS UPON OUR CONTINUED ABILITY TO SECURE NEW ORDERS FROM OUR HOSPITAL AND HEALTHCARE FACILITY CLIENTS. We do not have long-term agreements or exclusive guaranteed order contracts with our hospital and healthcare facility clients. The success of our business depends upon our ability to continually secure new orders from hospitals and other healthcare facilities. Our hospital and healthcare facility clients are free to place orders with our competitors and may choose to use temporary healthcare professionals that our competitors offer. Therefore, we must maintain positive relationships with our hospital and healthcare facility clients. If we fail to maintain positive relationships with our hospital and healthcare facility clients, we may be unable to generate new temporary healthcare professional orders and our business may be adversely affected.

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

WE MAY BE LEGALLY LIABLE FOR DAMAGES RESULTING FROM OUR HOSPITAL AND HEALTHCARE FACILITY CLIENTS' MISTREATMENT OF OUR HEALTHCARE PERSONNEL. Because we are in the business of placing our temporary healthcare professionals in the workplaces of other companies, we are subject to possible claims by our temporary healthcare professionals alleging discrimination, sexual harassment, negligence and other similar injuries caused by our hospital and healthcare facility clients. The cost of defending such claims, even if groundless, could be substantial and the associated negative publicity could adversely affect our ability to attract and retain qualified healthcare professionals in the future.

IF STATE LICENSING REGULATIONS THAT APPLY TO US CHANGE, WE MAY FACE INCREASED COSTS THAT REDUCE OUR REVENUE AND PROFITABILITY. In some states, firms in the temporary healthcare staffing industry must be registered to establish and advertise as a nurse staffing agency or must qualify for an exemption from registration in those states. If we were to lose any required state licenses, we would be required to cease operating in those states. The introduction of new licensing regulations could substantially raise the costs associated with hiring temporary employees. These increased costs may not be able to be passed on to clients without a decrease in demand for temporary employees, which would reduce our revenue and profitability.

FUTURE CHANGES IN REIMBURSEMENT TRENDS COULD HAMPER OUR CLIENTS' ABILITY TO PAY US. Many of our clients are reimbursed under the federal Medicare program and state Medicaid programs for the services they provide. No portion of our revenue is directly derived from Medicare and Medicaid programs. In recent years, federal and state governments have made significant changes in these programs that have reduced reimbursement rates. In addition, insurance companies and managed care organizations seek to control costs by requiring that healthcare providers, such as hospitals, discount their services in exchange for exclusive or preferred participation in their benefit plans. Future federal and state legislation or evolving commercial reimbursement trends may further reduce, or change conditions for, our clients' reimbursement. Limitations on reimbursement could reduce our clients' cash flows, hampering their ability to pay us.

COMPETITION FOR ACQUISITION OPPORTUNITIES MAY RESTRICT OUR FUTURE GROWTH BY LIMITING OUR ABILITY TO MAKE ACQUISITIONS AT REASONABLE VALUATIONS. Our business strategy includes increasing our market share and presence in the temporary healthcare staffing industry through strategic acquisitions of companies that complement or enhance our business. Between March 2001 and February 2004, we acquired nine unaffiliated companies. These companies had an aggregate of approximately $11.8 million in revenue at the time they were purchased. We have historically faced competition for acquisitions. While to date such competition has not affected our growth and expansion, in the future such competition could limit our ability to grow by acquisitions or could raise the prices of acquisitions and make them less attractive to us.

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

While to date, we have not experienced problems, these acquisitions involve numerous risks, including:

o    potential loss of key employees or clients of acquired companies;
o difficulties integrating acquired personnel and distinct cultures into our business;
o difficulties integrating acquired companies into our operating, financial planning and financial reporting systems;
o    diversion of management attention from existing operations; and
o assumption of liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for their failure to comply with healthcare regulations.

These acquisitions may also involve significant cash expenditures, debt incurrence and integration expenses that could have a material adverse effect on our financial condition and results of operations. Any acquisition may ultimately have a negative impact on our business and financial condition. Further, our revolving loan agreement with HFG Healthco-4 LLC requires that we obtain the written consent of HFG Healthco-4 LLC before engaging in any investing activities not in the ordinary course of business, including but not limited to any mergers, consolidations and acquisitions. The restrictive covenants of the revolving loan agreement with HFG Healthco-4 LLC may make it difficult for us to expand our operations through acquisitions and other investments if we are unable to obtain their consent.

SIGNIFICANT LEGAL ACTIONS COULD SUBJECT US TO SUBSTANTIAL UNINSURED LIABILITIES. We may be subject to claims related to torts or crimes committed by our employees or temporary staffing personnel. Such claims could involve large claims and significant defense costs. In some instances, we are required to indemnify clients against some or all of these risks. A failure of any of our employees or personnel to observe our policies and guidelines intended to reduce these risks, relevant client policies and guidelines or applicable federal, state or local laws, rules and regulations could result in negative publicity, payment of fines or other damages. To protect ourselves from the cost of these claims, we maintain professional malpractice liability insurance and general liability insurance coverage in amounts and with deductibles that we believe are adequate and appropriate for our operations. However, our insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. If we are unable to maintain adequate insurance coverage, we may be exposed to substantial liabilities, which could adversely affect our financial results.

IF OUR INSURANCE COSTS INCREASE SIGNIFICANTLY, THESE INCREMENTAL COSTS COULD NEGATIVELY AFFECT OUR FINANCIAL RESULTS. The costs related to obtaining and maintaining workers compensation, professional and general liability insurance and health insurance for healthcare providers has been increasing as a percentage of revenue. Our cost of workers compensation, professional and general liability and health insurance for healthcare providers for the fiscal year ending February 28, 2004, and for the six months ended August 31 , 2004 were $4.6 million and $1.7 million respectively. The corresponding gross margin for the same time periods were 20.9%, and 21.9% respectively. If the cost of carrying this insurance continues to increase significantly, we will recognize an associated increase in costs which may negatively affect our margins. This could have an adverse impact on our financial condition and the price of our common stock.

IF WE BECOME SUBJECT TO MATERIAL LIABILITIES UNDER OUR SELF-INSURED PROGRAMS, OUR FINANCIAL RESULTS MAY BE ADVERSELY AFFECTED. Except for a few states that require workers compensation through their state fund, we provide workers compensation coverage through a program that is partially self-insured. Zurich Insurance Company provides specific excess reinsurance of $300,000 per occurrence as well as aggregate coverage for overall claims borne by the group of companies that participate in the program. The program also provides for risk sharing among members for infrequent, large claims over $75,000. If we become subject to substantial uninsured workers compensation liabilities, our financial results may be adversely affected.

WE HAVE A SUBSTANTIAL AMOUNT OF GOODWILL ON OUR BALANCE SHEET. A SUBSTANTIAL IMPAIRMENT OF OUR GOODWILL MAY HAVE THE EFFECT OF DECREASING OUR EARNINGS OR INCREASING OUR LOSSES. As of August 31, 2004, we had $32.3 million of unamortized goodwill on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At August 31, 2004, goodwill represented 46% of our total assets.

Historically, we amortized goodwill on a straight-line basis over the estimated period of future benefit of up to 15 years. In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 requires that, subsequent to March 1, 2002, goodwill not be amortized, but rather that it be reviewed annually for impairment. In the event impairment is identified, a charge to earnings would be recorded. We have adopted the provisions of SFAS No. 141 and SFAS No. 142 as of March 1, 2002. Although it does not affect our cash flow, an impairment charge to earnings has the effect of decreasing our earnings. If we are required to take a charge to earnings for goodwill impairment, our stock price could be adversely affected.

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

OUR ABILITY TO BORROW UNDER OUR CREDIT FACILITY MAY BE LIMITED. We have a $35 million dollar asset-based revolving credit line with HFG Healthco-4 LLC. As of August 31, 2004 we had approximately $19.3 million, outstanding under the revolving credit line with HFG Healthco-4 LLC with additional borrowing capacity of $0.0 million. Our ability to borrow under the credit facility is based upon, and thereby limited by, the amount of our accounts receivable. Any material decline in our service revenues could reduce our borrowing base, which could cause us to lose our ability to borrow additional amounts under the credit facility. In such circumstances, the borrowing availability under the credit facility may not be sufficient for our capital needs.

THE POSSIBLE INABILITY TO ATTRACT AND RETAIN LICENSEES MAY ADVERSELY AFFECT OUR BUSINESS. Maintaining quality licensees, managers and branch administrators will play a significant part in our future success. The possible inability to attract and retain qualified licensees, skilled management and sufficient numbers of credentialed health care professional and para-professionals and information technology personnel could adversely affect our operations and quality of service. Also, because the travel nurse program is dependent upon the attraction of skilled nurses from overseas, such program could be adversely affected by immigration restrictions limiting the number of such skilled personnel who may enter and remain in the United States.

OUR SUCCESS DEPENDS ON THE CONTINUING SERVICE OF OUR SENIOR MANAGEMENT. IF ANY MEMBER OF OUR SENIOR MANAGEMENT WERE TO LEAVE, THIS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS AND FINANCIAL PERFORMANCE. Changes in management could have an adverse effect on our business. We are dependent upon the active participation of Messrs. David Savitsky, our Chief Executive Officer, and Stephen Savitsky, our President. We have entered into employment agreement with both of these individuals. While no member of our senior management has any plans to retire or leave our company in the near future, the failure to retain our current management could have a material adverse effect on our operating results and financial performance. We do not maintain any key life insurance policies for any of our executive officers or other personnel.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

Interest Rate Sensitivity: The Company's primary market risk exposure is interest rate risk. The Company's exposure to market risk for changes in interest rates relates to its debt obligations under its Facility described above. Under the Facility, the interest rate is 4.55% over LIBOR. At August 31, 2004, drawings on the Facility were $19.3 million. Assuming variable rate debt at August 31, 2004, a one point change in interest rates would impact annual net interest payments by $193,000. The Company does not use derivative financial instruments to manage interest rate risk.




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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - SEE NOTE 8 IN PART I. - ITEM 1.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (A) The Company held its annual meeting of Shareholders on August 4, 2004

  (B) The shareholders voted on and elected the following directors as follows:

                         NOMINEE                  FOR               WITHELD
                         --------------------------------------------------
                         Bernard Firestone     24,901,900           540,318
                         Martin Schiller       24,901,900           540,318

The following directors who were not up for election will continue in office:

                                Stephen Savitsky
                                David Savitsky
                                Jonathan Halpert

(C) The share holders voted on and approved to authorize the Company to issue a number of shares ofcommon stock in excess of 20% of the amount of shares of such stock which is currently outstanding in connection with a financing arrangement with Cornell Capital Partners,LP

FOR               AGAINST             ABSTAIN                 WITHELD
-----------------------------------------------------------------------
16,026,900        907,784             29,957                 8,477,577


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (A)     Exhibits

         Exhibit 31 - Certifications

         Exhibit 32 - Section 1350 Certifications


(B) Reports on Form 8-K



        The Company filed a current report on Form 8-K on June 2, 2004 to furnish its press release reporting results for the Fourth Quarter ended February 28, 2003.

        The Company filed a current report on Form 8-K on July 2, 2004 to furnish its press release announcing it had entered into an agreement for a five million dollar Stanby Equity distribution agreement with Cornell Capital Partner LP.

        The Company filed a current report on Form 8-K on July 15, 2004 to furnish its press release reporting results for the first quarter for the fiscal year ended February 29, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: October 14, 2004         ATC HEALTHCARE, INC.


                                By: /S/ ANDREW REIBEN
                                --------------------------------------------
                                Andrew Reiben
                                Senior Vice President, Finance
                                Chief Financial Officer and
                                Treasurer (Authorized Officer
                                Principal Financial and Accounting Officer)