Form 10-K/A
period 2004-02-29
ATC HEALTHCARE INC /DE/
filed 2004-11-04
CIK 720480

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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


                         Commission File Number: 0-11380

                              ATC HEALTHCARE, INC.
             (Exact name of Registrant as specified in its charter)

                          DELAWARE                                                       11-2650500
--------------------------------------------------------------             ---------------------------------------
      (State or other jurisdiction of incorporation or                      (I.R.S. Employer Identification No.)
                        organization)


            1983 MARCUS AVENUE, LAKE SUCCESS, NY                                           11042
--------------------------------------------------------------             ---------------------------------------
          (Address of Principal executive offices)                                       (Zip Code)

     Registrant's telephone number, including area code:                               (516) 750-1600
                                                                           ---------------------------------------

                                                                                                        Name of Exchange
                                                                      Title of Each Class              on Which Registered
                                                                      -------------------              -------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is included in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders 2004, which information is incorporated herein by reference. All references to "we", "us," "our," or "ATC" in this Report on Form 10-K/A means ATC Healthcare, Inc.

                               INTRODUCTORY NOTE:

This amendment on Form 10-K/A amends the Annual Report on Form 10-K filed by ATC Healthcare, Inc. (the "Company") on May 28, 2004 and is being filed to amend
Item 7 and Item 8 to reflect revisions made to Management's Discussion and Analysis of Financial Condition and Results of Operations; make revisions to Footnote 2 Summary Of Significant Accounting Policies; and add Footnote 13 Licensee Revenue. In addition, the Company has revised Item 1 to insure consistency of disclosure with the Company's registration statement on Form S-1 Registration No. 333-117266, as amended.

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

OPERATIONS

We provide supplemental staffing to health care facilities through our network of 52 offices in 23 states, of which 35 are operated by 23 licensees and 17 are owned and operated by us. We offer our clients qualified health care associates in over 60 job categories ranging from the highest level of specialty nurse, including critical care, neonatal and labor and delivery, to medical administrative staff, including third party billers, administrative assistants, claims processors, collection personnel and medical records clerks. The nurses provided to clients include registered nurses, licensed practical nurses and certified nursing assistants. Other services include allied health staffing which includes mental health technicians, a variety of therapists (including speech, occupational and physical), radiology technicians and phlebotomists.

Clients rely on us to provide a flexible labor force to meet fluctuations in census and business and to help them acquire health care associates with specifically needed skills. Our medical staffing professionals also fill in for absent employees and enhance a client's core staff with temporary workers during peak seasons.

Clients benefit from their relationship with us because of our expertise in providing properly skilled medical staffing employees to a facility in an increasingly tight labor market. We have developed a skills checklist for clients to provide information concerning a prospective employee's skill level. Clients also benefit from no longer having to concern themselves with the payment of employee wages, benefits, payroll taxes, workers compensation and unemployment insurance for staff since these are paid through our Company.

We also operate a Travel Nurse Program whereby qualified nurses, physical therapists and occupational therapists are recruited on behalf of the clients who require such services on a long-term basis. These individuals are recruited from the United States and foreign countries, including Great Britain, Australia, South Africa and New Zealand, to perform services on a long-term basis in the United States. We have contracted with a number of management entities for the recruitment of foreign nurses. The management entities arrange for the nurses' and therapists' immigration and licensing certifications so that they can be employed in the United States.

We have expanded our client base to include nursing homes, physician practice management groups, managed care facilities, insurance companies, surgery centers, community health centers and schools. By diversifying our client list, we believe it lessens the risk that regulatory or industry sector shifts in staffing usage will materially affect our staffing revenues.

LICENSEE PROGRAM

Our licensing program is one of the principal factors differentiating us from most of our competition. After agreeing to pay an initial license fee in exchange for a grant of an exclusive territory, the licensee is paid a royalty of approximately 55% (60% for certain licensees who have longer relationships with us) of gross profit (in general, the difference between the aggregate amount invoiced and the payroll and related expenses for the personnel delivering the services). The licensee has the right to develop the territory to its fullest potential. The licensee is also responsible for marketing, recruiting and customer relationships within the assigned territory. All locations must be approved by us prior to the licensee signing a lease for the location. Various management reports are provided to the licensees to assist them with ongoing analysis of their medical staffing operations. We pay and distribute the payroll for the direct service personnel who are all employees of our Company, administer all payroll withholdings and payments, invoice the customers and process and collect the accounts receivable. The licensees are responsible for providing an office and paying administrative expenses, including rent, utilities, telephone and costs of administrative personnel.

We grant an initial license term of ten years. The agreement has an option to renew for two additional five-year renewal terms, subject to the licensee adhering to the operating procedures and conditions for renewal as set forth in the agreement. In certain cases we may convert an independently owned staffing business into a licensee. In those situations, we negotiate the terms of the conversion on a transaction-by-transaction basis, depending on the size of the business, client mix and territory.

Sales of licenses are subject to compliance with federal and state franchise laws. If we fail to comply with the franchise laws, rules and regulations of the particular state relating to offers and sales of franchises, we will be unable to engage in offering or selling licenses in or from such state. To offer and sell licenses, the Federal Trade Commission requires us to furnish to prospective licensees a current franchise offering disclosure document. We have used a Uniform Franchise Offering Circular ("UFOC") to satisfy this disclosure obligation. We must update our UFOC annually or upon the occurrence of certain material events. If a material event occurs, we must stop offering and selling franchises until the UFOC is updated. In addition, certain states require us to register or file our UFOC with such states and to provide prescribed disclosures. We are required to obtain an effective registration of our franchise disclosure document in New York State and certain other states. We are currently able to offer new franchises in 38 states.

For fiscal 2004, 2003, and 2002, total staffing licensee distributions were approximately $6.8 million, $9.1 million, and $16.9 million, respectively.

PERSONNEL, RECRUITING AND TRAINING

We employ approximately 15,000 individuals who render staffing services and approximately 154 full time administrative and management personnel. Approximately 93 of these administrative employees are located at the branch offices and 61 are located at the administrative office in Lake Success, New York.

We screen personnel to ensure that they meet all eligibility standards. This screening process includes skills testing, reference checking, professional license verification, interviews and a physical examination. In addition, new employees receive an orientation on our Company policies and procedures prior to their initial assignment. We are not a party to any collective bargaining agreement and consider our relationship with our employees to be satisfactory.

It is essential for us to constantly recruit and retain a qualified staff of associates who are available to be placed on assignment as needed. Besides advertising in the local classifieds, utilizing local office web sites and participating in local and regional job fairs, we offer a variety of benefit programs to assist in recruiting high quality medical staffing professionals. This package provides employees access to medical, dental, life and disability insurance, a 401(k) plan, opportunities for Continuing Education Credits, partnerships with various vendors for discount programs (e.g., uniforms, vacations and cruises, credit cards, appliances and cars), recognition programs and referral bonus programs. In addition, we provide our licensees a full-service human resources department to support the offices with policies and procedures as well as assist with the day-to-day issues of the field staff.

SALES AND MARKETING

We begin a marketing and operational education program as soon as an office becomes operational. This program trains the office manager, whether at a licensee or a Company office, in our sales process. The program stresses sales techniques, account development and retention as well as basic sales concepts and skills. Through interactive lectures, role-plays and sales scenarios, participants are immersed in the sales program.

To provide ongoing sales support, we furnish each licensee and corporate branch manager with a variety of tools. A corporate representative is continuously available to help with prospecting, customer identification and retention, sales strategies, and developing a comprehensive office sales plan. In addition, various guides and brochures have been developed to focus office management's attention to critical areas in the sales process.

Each licensee and corporate branch manager is responsible for generating sales in their territory. Licensees and corporate branch managers are instructed to do this through a variety of methods in order to diversify their sales conduits. The primary method of seeking new business is to call on health care facilities in a local area. Cold calls and referrals are often used to generate leads. Once granted an interview, the representative is instructed to emphasize the highlights of our services.

RECENT ACQUISITIONS

PURCHASE OF DIRECT STAFFING, INC. AND DSS STAFFING CORP

In January 2002, we purchased substantially all of the assets and business of Direct Staffing, Inc. ("DSI"), a licensee serving the territory consisting of Westchester County, New York and Northern New Jersey and DSS Staffing Corp. ("DSS"), a licensee serving New York City and Long Island, New York, for an aggregate purchase price of $30,195,000. The assets purchased consisted primarily of intangible assets and goodwill. These licensees were market leaders in their respective territories with growing revenues. We believed that it would be beneficial to acquire the full EBITDA (Earnings Before Income Tax, Depreciation and Amortization) potential of these businesses, while keeping the former management of the licensees in place. In addition to adding to our bottom line profitability, the acquisitions reduced the source of our sales from 90% licensee derived to 50% licensee derived, which we believed was desirable. These acquisitions also provide a model for other licensees as a potential exit strategy. These licensees were owned by an unrelated third party and by Stuart Savitsky, son of Stephen Savitsky, Chairman of our Board of Directors, Shabsi Schreier and Steven Weiner, two sons-in-law of Stephen Savitsky, who received proceeds of the sale. We approached the senior executive officer of the respective licensees, along with the owners, who entered into negotiations that ultimately resulted in agreeable terms for the acquisitions. The negotiations were conducted on an arm's length basis. Under the original purchase agreement, we agreed to pay additional contingent consideration equal to the amount (a) the product of (i) Annualized Net Revenues (as defined in the asset agreements) and
(ii) 5.25 exceeded (b) $17,220,000, but if and only if that product (the "Valuation") exceeded $20 million; however, under the June amendment discussed below, this obligation was terminated. Such licensees paid gross licensee fees of approximately $6,527,000, and $5,263,000 in 2002 and 2001, respectively.

The purchase price was initially evidenced by two series of promissory notes issued to each of the four owners of DSS and DSI. The first series notes (the "First Series"), in the aggregate principal amount of $12,975,000 bore interest at the rate of 5% per annum and was payable in 36 consecutive equal monthly installments of principal, together with interest thereto the first installment becoming due on March 1, 2002. The second series (the "Second Series"), in the aggregate principal amount of $17,220,00 bore interest at the rate of 5% per annum and was payable as follows: $11,000,000 together with interest thereon, on January 31, 2005 (or earlier if certain capital events occurred prior to such date) and the balance in 60 consecutive monthly installments of principal, together with the interest thereon, with the first installment becoming due on April 30, 2005. Payment of both the Series and the Second Series was secured by a second lien on the assets acquired.

On June 13, 2003, the promissory notes were amended. In connection, therewith, the subordination agreement between our noteholders and our primary lender was also amended. As a result of those amendments, what had been two promissory notes issued to each of the former owners of DSS and DSI has been condensed into one note. The note issued to one of the former owners is for a term of seven years, with a minimum monthly payment (including interest) of $40,000 in year one and minimum monthly payments of $80,000 in subsequent years, with a balloon payment of $3,700,000 due in year 4. The balance on that note after the balloon payment is payable over the remaining 3 years of the note, subject to certain limitations in the subordination agreement. The notes issued to the other three former owners are for terms of ten years, with minimum monthly payments (including interest) of $25,000 in the aggregate in the first year and minimum monthly payments of $51,000 in the aggregate for the remaining years. Any unpaid balance at the end of the note term will be due at that time. Additional payments are payable to the noteholders if we achieve certain financial ratios. The most significant of these ratios is the debt coverage ratio, which is calculated by taking the current portion of long term debt and interest paid and dividing by four quarters of earning before interest, taxes depreciation and amortization. The additional principal payments, if any, is determined by taking 60% of the net income generated from the DSS and DSI businesses less the monthly amounts already paid. Half of the remaining balance would be paid as additional principal due. In conjunction with the amendments to the promissory notes, one of the note holders, Mr. Dominick DiCoricia, agreed to reduce his note by approximately $2,800,000 provided we make payments under the Notes as they come due or, in certain instances, the $35 million revolving loan agreement with HFG Healthco-4 LLC that matures in November 2005. Mr. DiCoricia did not receive any consideration for reducing his note amount.

ASSET PURCHASE WITH CMS CAPITAL VENTURES

On February 28, 2003, we purchased from CMS Capital Ventures all the assets relating to their office locations in Dallas/Fort Worth, Texas and Atlanta, Georgia which provide temporary medical staffing services. The assets purchased consisted primarily of intangible assets and goodwill. The primary operations of CMS Capital Ventures were in a different segment of the medical staffing business, and it was looking to divest its nurse staffing offices in Atlanta and Dallas/Ft. Worth. We had an existing licensee in Atlanta that was seeking to add revenue and additional contracts through the acquisition. We also were interested in expanding our operations into the Dallas/Ft. Worth area and believed these offices would provide a good base of business to establish our presence. The negotiations for the asset purchase were conducted on an arms length basis. The purchase price for the CMS Capital Ventures assets was $1,000,000 cash, which was paid at closing. In April 2003 we sold our interest in one of these temporary medical staffing companies to a franchisee for $130,000.

COMPETITION

The medical staffing industry is extremely fragmented, with numerous local and regional providers nationwide providing nurses and other staffing solutions to hospitals and other health care providers. We compete with full-service staffing companies and with specialized temporary staffing agencies as well as small local and regional healthcare staffing organizations. There are three dominant healthcare staffing companies that we compete with, including Medical Staffing Network, American Mobil Nursing and Cross Country Nursing.

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

As HMOs and other managed care groups expand, so too must the medical staffing companies that service these customers. In addition, momentum for consolidation is increasing among smaller players, often venture capital-backed, who are trying to win regional and even national accounts. Because the temporary staffing industry is dominated generally by large national companies that do not specialize in medical staffing, management believes that its specialization will give it a competitive edge. In addition, our licensee program gives each licensee an incentive to compete actively in his or her local marketplace.

SERVICE MARKS

We believe that our service trademark and the ATC(R) logo have significant value and are important to the marketing of our supplemental staffing services. These marks are registered with the United States Patent and Trademark Office. The ATC(R) trademark will remain in effect through January 9, 2010 for use with nursing care services and healthcare services. These marks are each renewable for an additional ten-year period, provided we continue to use them in the ordinary course of business.

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

Professional Licensure and Corporate Practice

Nurses and other healthcare professionals employed by us are required to be individually licensed or certified under applicable state law. In addition, the healthcare professionals that we hire frequently are required to have been certified to provide certain medical care, such as CPR and anesthesiology, depending on the positions in which they are placed. Our comprehensive compliance program is designed to ensure that our employees possess all necessary licenses and certifications, and we believe that our employees, including nurses and therapists, have obtained the necessary licenses and certification required to comply with all applicable state laws.

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

..

..

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

IF OUR INSURANCE COSTS INCREASE SIGNIFICANTLY, THESE INCREMENTAL COSTS COULD NEGATIVELY AFFECT OUR FINANCIAL RESULTS.

The costs related to obtaining and maintaining workers compensation, professional and general liability insurance and health insurance for healthcare providers has been increasing as a percentage of revenue. Our cost of workers compensation, professional and general liability and health insurance for healthcare providers for the fiscal years ending February 28, 2004, 2003 and 2002 was $4.7 million, $4.6 million and $3.6 million, respectively. The corresponding gross margin for the same time periods were 20.9%, 22.2% and 23.6%, respectively. If the cost of carrying this insurance continues to increase significantly, we will recognize an associated increase in costs which may negatively affect our margins. This could have an adverse impact on our financial condition and the price of our common stock.

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

OUR ABILITY TO BORROW UNDER OUR CREDIT FACILITY MAY BE LIMITED.

We have a $35 million dollar asset-based revolving credit line with HFG Healthco-4 LLC. As of February 29, 2004 and February 28, 2003 we had approximately $22.7 million and $22.6 million, respectively, outstanding under the revolving credit line with HFG Healthco-4 LLC with additional borrowing capacity of $0.0 and $0.1 million, respectively. Our ability to borrow under the credit facility is based upon, and thereby limited by, the amount of our accounts receivable. Any material decline in our service revenues could reduce our borrowing base, which could cause us to lose our ability to borrow additional amounts under the credit facility. In such circumstances, the borrowing availability under the credit facility may not be sufficient for our capital needs.

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

OUR CERTIFICATE OF INCORPORATION AND BY-LAWS, AS AMENDED, CONTAIN CERTAIN PROVISIONS THAT MAY PREVENT A CHANGE IN CONTROL OF OUR COMPANY IN SITUATIONS WHEN SUCH A CHANGE IN CONTROL WOULD BE BENEFICIAL TO OUR SHAREHOLDERS, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL PERFORMANCE AND THE MARKET PRICE OF OUR COMMON STOCK.

Our By-laws provide for a classified Board of Directors with staggered three-year terms for directorships. Our By-laws also allow the Board of Directors to increase Board membership without shareholder approval. Subject to the rights of the holders of any series of preferred stock outstanding, vacancies on the Board of Directors, including new vacancies created by an increase in the authorized number of directors, may be filled by the affirmative vote of a majority of the remaining directors without shareholder approval. Further, subject to the rights of holders of any series of preferred stock outstanding, directors may only be removed for cause and only by the affirmative vote of the holders of at least 80% of the voting power of all of the shares of capital stock entitled to vote for the election of directors. In addition, our By-laws may be amended or repealed or new By-laws may be adopted by the Board without shareholder approval and our shareholders may amend, repeal or adopt new By-laws only upon the affirmative vote of 80% of the voting power of all of the shares of capital stock entitled to vote for the election of directors. Each of these provisions may allow our Board of Directors to entrench the current members and may prevent a change in control of our company in situations when such a change in control would be beneficial to our shareholders. Accordingly, these provisions of our By-laws could have a material adverse effect on our financial performance and on the market price of our common stock.

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

(D)   SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                                                   Number of
                                                                   Securities
                                                                   remaining
                                                 Weighted-       available for
                               Number of          Average       Future issuance
                              Securities          Exercise       under Equity
                              to be issued        Price of        Compensation
                             Upon Exercise      Outstanding     Plans (excluding
                             of Outstanding       Options,         securities
                           Options, Warrants    Warrants and      reflected in
Plan Category                and Rights (a)        Rights         column (a))
--------------------------------------------------------------------------------

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

                                                  FEB. 29,        FEB. 28,      FEB. 28,       FEB. 28,       FEB. 29,
                                                    2004            2003          2002           2001          2000
                                                  ---------      ---------      ---------     ---------      ---------
CONSOLIDATED OPERATIONS DATA:
Revenues                                          $ 130,401      $ 148,720      $ 149,414     $ 120,840      $ 114,994
                                                  ---------      ---------      ---------     ---------      ---------

(Loss) income from continuing operations             (6,180)        (2,833)         3,593        (1,066)        (2,683)
Loss from discontinued operations                        --             --             --            --           (557)
                                                  ---------      ---------      ---------     ---------      ---------

Net (loss) income                                 $  (6,180)     $  (2,833)     $   3,593     $  (1,066)     $  (3,240)
                                                  =========      =========      =========     =========      =========

(Loss) income per common share-basic
     (Loss) income from continuing operations     $   (0.25)     $   (0.12)     $    0.15     $   (0.05)     $   (0.11)
     Loss from discontinued operations                   --             --             --            --          (0.03)
                                                  ---------      ---------      ---------     ---------      ---------

Net (loss) income                                 $   (0.25)     $   (0.12)     $    0.15     $   (0.05)     $   (0.14)
                                                  =========      =========      =========     =========      =========

(Loss) income per common share - diluted:
     (Loss) income from continuing operations     $   (0.25)     $   (0.12)     $    0.14     $   (0.05)     $   (0.11)
     Loss from discontinued operations                   --             --             --            --          (0.03)
                                                  ---------      ---------      ---------     ---------      ---------

Net (loss) income                                 $   (0.25)     $   (0.12)     $    0.14     $   (0.05)     $   (0.14)
                                                  =========      =========      =========     =========      =========

Weighted average common shares outstanding:
     Basic                                           24,468         23,783         23,632        23,632         23,623
     Diluted                                         24,468         23,783         25,695        23,632         23,623

CONSOLIDATED BALANCE SHEET DATA:

Total assets                                      $  74,727      $  78,615      $  75,329     $  41,431      $  39,607

Long-term debt and other liabilities                 55,844         55,790         50,177        21,059         16,049

Total liabilities                                    68,607         67,469         62,109        31,804         28,914

Stockholders' equity                                  5,053         10,546         13,220         9,627         10,693

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED FEBRUARY 29, 2004 ("FISCAL 2004") TO YEAR ENDED FEBRUARY 28, 2003 ("FISCAL 2003").

REVENUES: In the fiscal year ended February 29, 2004, revenue declined 12% to $130.4 million as compared to revenue for Fiscal 2003 of $148.7 million. For fiscal year ended February 29, 2004 we opened two Company owned stores and sold two licensees as well as closed ten Company owned stores as compared to Fiscal 2003 when we opened nine Company owned stores, sold one licensee and closed ten Company owned stores. In addition, eight and six licensees closed for the year ended February 29, 2004 and February 28, 2003, respectively. Office revenue for locations open during the last two fiscal years decreased $9.7 million due to the fact that demand for temporary nurses is going through a period of contraction as hospitals continue to experience flat to declining admission rates. We also closed 18 offices due to poor performance during Fiscal 2004. These offices accounted for $14.7 million in revenue during Fiscal 2003. We expect that demand for temporary nurses will return in 2005. Until the demand for nurses returns to prior levels we may continue to see revenue decline in our existing businesses which would continue our trend of losses. If revenues were to significantly decline our ability to continue operations could be jeopardized. To offset the decline in per diem nursing, we are actively recruiting new licensees as well as looking into other areas of revenue generation such as Vendor on Premise and Pharmacy staffing.

SERVICE COSTS: Service costs were 79.1% of total revenues in Fiscal 2004 as compared to 77.8% of total revenues in Fiscal 2003. The increase in service costs can be attributed to the decreased demand of temporary nurses, which has increased the competitive environment pressuring fees that clients are willing to pay for services. In addition, the rise in costs for workers compensation, malpractice and general liability insurance has also caused an increase to our service costs. Service costs represent the direct costs of providing services to patients or clients, including wages, payroll taxes, travel costs, insurance costs, the cost of medical supplies and the cost of contracted services.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $22.7 million in Fiscal 2004 as compared to $29.5 million in Fiscal 2003. General and administrative costs, expressed as a percentage of revenues, were 17.4% and 19.8% for Fiscal 2004 and Fiscal 2003 respectively. The reduction in general and administrative expenses as a percentage of revenue in Fiscal 2004 is the result of the reduction in royalty payments to licensees due to decreased revenues as well as initiatives undertaken by us to reduce the size of or close marginally performing offices and a reduction of back office support staff.

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

OFFICE CLOSING AND RESTRUCTURING CHARGE: In the third quarter of fiscal 2004 the Company recorded a charge associated with the closing of certain offices in the amount of $2.6 million. The Company expects the restructure to result in a lower overall cost structure to allow it to focus resources on offices with greater potential for better overall growth and profitability. The components of the charge are as follows:

--------------------------------------------------------------------------------
       Components                                           Amount
--------------------------------------------------------------------------------
Write-off of fixed assets                                  $   892
--------------------------------------------------------------------------------
Write-off of related goodwill                                  889
--------------------------------------------------------------------------------
Severance costs and other benefits                             608
--------------------------------------------------------------------------------
Other                                                          200
                                                           -------
--------------------------------------------------------------------------------
 Total Restructuring Charge                                $ 2,589
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

COMPARISON OF YEAR ENDED FEBRUARY 28, 2003 ("FISCAL 2003") TO YEAR ENDED FEBRUARY 28, 2002 ("FISCAL 2002").

REVENUES: Revenue for Fiscal 2003 of $148.7 million remained consistent with the revenue for Fiscal 2002 of $149.4 million. Office sales for locations open during the last two fiscal years decreased 8%. This decrease was offset by sales from locations opened during the last two fiscal years. For the fiscal year ended February 28, 2003, we opened nine Company owned offices and sold one license as well as closed ten Company owned offices as compared to Fiscal 2002 when we opened twelve Company owned offices, sold two licenses and did not close any offices. In addition, six licensees closed for the year ended February 29, 2003 and no licensees closed for the year ended February 28, 2002. In January 2002 we purchased our largest Licensee which reduced revenue initiated through Licensee's from 90% of our Service revenue in Fiscal 2002 to 50% of our service revenue in Fiscal 2003.

SERVICE COSTS: Service costs were 77.8% and 76.4% of total revenues in Fiscal 2003 and Fiscal 2002 respectively. We recorded an additional $.9 million charge in the fourth quarter of Fiscal 2003 to increase our liability for expected workers compensation claims. Service costs represent the direct costs of providing services to patients or clients, including wages, payroll taxes, travel costs, insurance costs, the cost of medical supplies and the cost of contracted services.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $29.5 million in Fiscal 2003 as compared to $29.9 million in Fiscal 2002. We experienced a reduction in royalty expense due to the purchase of our largest licensee completed in January 2002, which eliminated approximately $2.9 million of expense. This was offset by increases in employee expenses relating to the start up of our own travel nurse division and the opening of new Company owned locations. Additionally, we increased our bad debt reserve in Fiscal 2003 to reserve against potential receivable collectibility issues.

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

In April 2001, we obtained a new financing facility with HFG Healthco-4 LLC for a $25 million, three-year term, revolving loan which expired in April 2004. The $25 million revolving loan limit was increased to $27.5 million in October 2001. Amounts borrowed under the $27.5 million revolving loan were used to repay $20.6 million of borrowing on our prior facility.

In November 2002, HFG Healthco-4 LLC, increased the revolving credit line to $35 million and provided for an additional term loan facility totaling $5 million. Interest accrues at a rate of 3.95% over LIBOR on the revolving credit line and 6.37% over LIBOR on the term loan facility. The $35 million revolving loan expires in November 2005. The term loan facility is for acquisitions and capital expenditures. Repayment of this additional term facility is on a 36-month straight-line amortization. The revolving credit line is subject to certain loan covenants. These covenants include a debt service coverage ratio calculated by taking the current portion of long term debt and interest paid and dividing by four quarters of earnings before interest, taxes, depreciation and amortization; consolidated net worth target calculated by taking total assets minus total liabilities, earnings before interest, taxes, depreciation and amortization target; current ratio calculated by taking current assets less current liabilities; consolidated interest coverage ratio calculated by taking the most recent four quarters of earnings before interest, taxes, depreciation and amortization divided by four quarters of paid interest expense; and accounts receivable turnover ratio.

In November 2002, the interest rates were revised to 4.55% over LIBOR on the revolving line and 7.27% over the LIBOR on the term loan facility as part of a loan modification.

On June 13, 2003, we received a waiver from HFG Healthco-4 LLC for non-compliance of certain revolving loan covenants as of February 28, 2003. Interest rates on both the revolving line and term loan facility were increased 2% and can decrease if we meet certain financial criteria. In addition, certain financial ratio covenants were modified. The additional interest is not payable until the current expiration date of the facility which is November 2005. As part of this modification, the lender and noteholders, Direct Staffing, Inc. and DSS Staffing Corp., amended the subordination agreement and the noteholders amended the Notes issued to pay the purchase price. As a result of that amendment, what had been two promissory notes issued to each of the former owners of Direct Staffing, Inc. and DSS Staffing Corp. has been condensed into one note. The note issued to one of the former owners is for a term of seven years, with a minimum monthly payment (including interest) of $40,000 in year one and minimum monthly payments of $80,000 in subsequent years, with a balloon payment of $3,700,000 due in May 2007. The balance on that note after the balloon payment is payable over the remaining 3 years of the note, subject to certain limitations in the subordination agreement. The notes issued to the other three former owners are for terms of ten years, with minimum monthly payments (including interest) of $25,000 in the aggregate in the first year and minimum monthly payments of $51,000 in the aggregate for the remaining years. Any unpaid balance at the end of the note term will be due at that time. Additional principal payments are payable to the noteholders if we achieve certain financial ratios. In conjunction with this revision, one of the note holders agreed to reduce his note by approximately $2,800,000 provided we do not default under the notes or, in certain instances, our senior lending facility.

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

Operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital, capital expenditures, and internal business expansion and debt service. Our cash flow has been aided by the recent sale of unregistered equity securities, securities convertible into equity and by the debt restructuring completed on June 13, 2003. We believe that our capital resources are sufficient to meet our working capital requirements for the next twelve months. Our existing cash and cash equivalents are not sufficient to sustain our operations for any length of time. We expect to meet our future working capital, capital expenditure, internal business expansion, and debt service from a combination of operating cash flows and funds available under the $35 million revolving loan facility. No assurance can be given, however, that this will be the case. Our revolving loan facility comes due in November 2005. We plan on refinancing this loan facility prior to its expiration. There can be no assurance that we will be able to refinance our revolving loan facility. We do not have enough capital to operate the business without our revolving loan facility. We are also subject under our current loan facility to certain financial covenants. Though we believe we will meet those covenants it is possible if revenue continues to decline and we cannot reduce our costs appropriately that we may violate the covenants. In the past when we have violated covenants we have been able to receive a waiver or amendment of those covenants from the lender HFG Healthco-4 LLC. It is expected that if we violate a covenant we will be able to receive a waiver. If we are unable to receive a waiver then we would be in default of our lending agreement. We may also use funds from the Standby Equity Distribution Agreement with Cornell Capital Partners, as available. We do not have sufficient capital to run our operations with out a financing facility and would have to look to alternative means such as the sale of stock or the sale of certain assets to finance operations. There can be no assurance that additional financing will be available when required, or, if available, will be available on satisfactory terms.

      On April 19, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $5,000,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay us 97% of the lowest closing bid price of the common stock during the five consecutive trading days immediately following the notice date. Further, we have agreed to pay Cornell Capital Partners, L.P. 5% of the proceeds that we receive under the Standby Equity Distribution Agreement. The Agreement is subject to us filing and maintaining an effective S-1 registration.

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
                        ========================================================================


BUSINESS TRENDS

Sales and margins have been under pressure as demand for temporary nurses is currently going through a period of contraction. Hospitals are experiencing flat to declining admission rates and are placing greater reliance on full-time staff overtime and increased nurse patient loads. Because of difficult economic times, nurses in many households are becoming the primary breadwinner, causing them to seek more traditional full time employment. The U.S. Department of Health and Human Services said in a July 2002 report that the national supply of full-time equivalent registered nurses was estimated at 1.89 million and demand was estimated at 2 million. The 6 percent gap between the supply of nurses and vacancies in 2000 is expected to grow to 12 percent by 2010 and then to 20 percent five years later. As the gap between the supply of nurses and vacancies grows, we believe that hospitals will reach out to offer nurses positions with more flexible work schedules. Medical staffing companies can be the bridge between these nurses and the hospitals to fashion fulltime jobs with unorthodox work schedules. Additionally, the shortage will require hospitals to find nurses from outside the United States. We are working with foreign recruiters to source qualified nurses who want to work in the United States. It is our opinion that as the economy rebounds, the prospects for the medical staffing industry should improve as hospitals experience higher admission rates and increasing shortages of healthcare workers.

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

Revenue Recognition

A substantial portion of the Company's service revenues are derived from a unique form of franchising under which independent companies or contractors ("licensees") represent the Company within a designated territory. These licensees assign Company personnel, including registered nurses and therapists, to service clients using the Company's trade names and service marks. The Company pays and distributes the payroll for the direct service personnel who are all employees of the Company, administer all payroll withholdings and payments, bill the customers and receive and process the accounts receivable. The revenues and related direct costs are included in the Company's consolidated service revenues and operating costs. The licensees are responsible for providing an office and paying related expenses for administration, including rent, utilities and costs for administrative personnel. The Company pays a monthly distribution or commission to Company's domestic licensees based on a defined formula of gross profit generated. Generally, the Company pays a licensee approximately 55% (60% for certain licensees who have longer relationships with us). There is no payment to the licensees based solely on revenues. For Fiscal 2004, 2003 and 2002, total licensee distributions were approximately $6,800, $9,100 and $16,900, respectively, and are included in the general and administrative expenses.

Two of the Company's largest licensees, Direct Staffing, Inc. and DSS Staffing Corp., were owned by one unrelated third party and by a son and two sons-in-law of the Company's President and Chairman of the Board of Directors. Such licensees were paid (gross licensee fees) approximately $6,527 in Fiscal 2002. The Company recognizes revenue as the related services are provided to customers and when the customer is obligated to pay for such completed services. Employees assigned to particular customers may be changed at the customer's request or at the Company's initiation. A provision for uncollectible and doubtful accounts is provided for amounts billed to customers which may ultimately be uncollectible due to documentation disputes or the customer's inability to pay.

Allowance for Doubtful Accounts

The Company regularly monitors and assess its risk of not collecting amounts owed to it by its customers. This evaluation is based upon an analysis of amounts currently and past due along with relevant history and facts particular to the customer. Based upon the results of this analysis, The Company records an allowance for uncollectible accounts for this risk. This analysis requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts.

Goodwill Impairment

Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired. We adopted Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets," ("SFAS 142") as of March 1, 2002. SFAS 141 provides specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. SFAS 142 requires that (1) goodwill and intangible assets with indefinite useful lives should no longer be amortized, (2) goodwill and intangibles must be reviewed for impairment annually (or more often if certain events occur which could impact their carrying value), and (3) our operations be formally identified into reporting units for the purpose of assessing impairments of goodwill. Other definite lived intangibles, primarily customer lists and non-compete agreements, are amortized on a straight line basis over periods ranging from three to 10 years.

In accordance with SFAS 142 the Company tested goodwill impairment at the end of the third and fourth quarters of Fiscal 2004. The Company wrote off $0.9 million of goodwill in the third quarter of 2004 mainly associated with the closing of offices which were acquired through acquisitions. None of the offices closed were acquired with the DSS and DSI acquisition. The debt restrucuturing, which took place in June 2003 with the DSS and DSI note holders was primarily due to renegotiations on the purchase of the business. The Company had two notes due to each shareholder, the first note was for contingent payments the second note was for the initial amounts due. The note holders agreed to roll these notes into a single note and make payments under these notes. The Company does not consider the restructure of these notes as a troubled debt restructure. The DSS and DSI entity has provided in the past and continues to provide significant cash flow to the Company. The Company also performed its annual testing for goodwill impairment in the fourth quarter of Fiscal 2004. When performing this test, the Company reviewed the current operations of the ongoing offices. In addition, The Company reviewed the anticipated cash flows of each acquisition. The DSS and DSI operations represented approximately 73% of the goodwill on the Company's financial statements. The remaining 27% of goodwill is made up of various acquisitions all of which have continued to provide positive cash flow. The Company utilized the following methodologies for evaluating impairment of goodwill: The income approach discounted cash flow method, where the value of the subject investment is equal to the present value of the cash flow streams that can be expected to be generated by the Company in the Future. The market approach guideline company method, where the value of the subject investment is compared to publicly traded companies and the market approach merger and acquisition method where the value of the subject investment is determined from transactions involving mergers and acquisitions of comparable companies. In addition we looked at the Company's results of operations and noted that the Company without the restructuring charge had income from operations of $2,412,000 for fiscal year ending February 29, 2004. Based on the impairment testing, the Company determined that no additional write-off of goodwill was required.

If management's expectations of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of our goodwill could change significantly. Such change could result in additional goodwill impairment charges in future periods, which could have a significant impact on our consolidated financial statements.

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

Workers Compensation Reserves

Except for a few states that require workers compensation through their state fund, the Company provides workers compensation coverage through a program that is partially self-insured. Zurich Insurance Company provides excess reinsurance for all claims over $300,000 per occurrence as well as aggregate coverage for overall claims borne by the group of companies that participate in the program. The program also provides for risk sharing among members for infrequent, large claims over $75,000 but less then $300,000. The Company is responsible for all claims under $75,000. The Company records its estimate of the ultimate cost of, and reserve for, workers compensation and professional liability benefits based on actuarial computations using the Company's loss history as well as industry statistics. Furthermore, in determining its reserves, the Company includes reserves for estimated claims incurred but not reported. The ultimate cost of workers compensation will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims.

Accruals for workers compensation claims are included in accrued expenses in the consolidated balance sheets. A significant increase in claims or changes in laws may require us to record additional expenses related to workers compensation. On the other hand, significantly improved claim experience may result in lower annual expense levels.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure that amends FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 amends the disclosure requirements of APB Opinion No. 28, "Interim Financial Reporting" and SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. SFAS No. 148 is effective for Fiscal years ending after December 15, 2002. The adoption of SFAS No. 148, except for the disclosure requirements, had no impact on the consolidated financial statements.

In November 2002, the FASB issued Interpretation 45 ("FIN 45"), "Guarantor s accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees issued or modified subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002.

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

FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K/A constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. From time to time, the Company also provides forward-looking statements in other materials it releases to the public as well as oral forward-looking statements. These statements are typically identified by the inclusion of phrases such as "the Company anticipates", "the Company believes" and other phrases of similar meaning. These forward looking statements are based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements expressed or implied by such forward-looking statements. The potential risks and uncertainties which would cause actual results to differ materially from the Company's expectations include, but are not limited to, those discussed in the section entitled "Business - Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to

FORWARD LOOKING STATEMENTS (CONTINUED)

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


GOLDSTEIN GOLUB KESSLER LLP

New York, New York
April 16, 2004, except for
the last paragraph of Note 7(a)
as to which the date is
May 28, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of ATC Healthcare, Inc. and Subsidiaries:

         In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ATC Healthcare, Inc. and Subsidiaries as of February 28, 2003 and 2002, and the results of their operations and their cash flows for the years ended February 28, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the years ended February 28, 2003 and 2002 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As discussed in Note 2, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", on March 1, 2002.

/s/ PricewaterhouseCoopers LLP

Melville, New York
May 12, 2003, except for the fifth paragraph of Note 7(a) as to which the date is June 13, 2003.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------------------------------------------
                                                                                     February 29,     February 28,
ASSETS                                                                                       2004             2003
CURRENT ASSETS:
     Cash and cash equivalents                                                              $ 543            $ 585
     Accounts receivable, less allowance for doubtful
          accounts of $737 and $1,784, respectively                                        27,216           26,876
     Deferred income taxes                                                                      -            1,787
     Prepaid expenses and other current assets                                              4,700            3,087
                                                                               ------------------------------------
               Total current assets                                                        32,459           32,335

     Fixed assets, net                                                                        848            2,670
     Intangibles                                                                            6,423            7,186
     Goodwill                                                                              32,256           33,449
     Deferred income taxes                                                                  1,984            2,076
     Other assets                                                                             757              899
                                                                               ------------------------------------
               Total assets                                                              $ 74,727         $ 78,615
                                                                               ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                     $ 1,595          $ 1,332
     Accrued expenses                                                                       6,468            6,192
     Book overdraft                                                                         2,242            2,580
     Current portion of due under bank financing                                            1,310              679
     Current portion of notes and guarantee payable                                         1,148              896
                                                                               ------------------------------------
               Total current liabilities                                                   12,763           11,679

     Notes and guarantees payable                                                          31,241           31,463
     Due under bank financing                                                              24,232           24,249
     Other liabilities                                                                        371               78
                                                                               ------------------------------------
               Total liabilities                                                           68,607           67,469
                                                                               ------------------------------------

     Convertible Series A Preferred Stock ($.01 par value;  4,000 shares
       authorized; 2,000 and 1,200 shares issued and outstanding, respectively)             1,067              600
                                                                               ------------------------------------

STOCKHOLDERS' EQUITY:
     Class A Common Stock - $.01 par value;
       75,000,000 shares authorized; 24,665,537 and 23,582,552 shares issued and outstanding at February 29, 2004 and
       February 29, 2003, respectively                                                       247              235
     Class B Common Stock - $.01 par value;
       1,554,936 shares authorized; 245,617 and 256,191 shares issued
       and outstanding at February 29, 2004 and February 28, 2003, respectively                3                3
Additional paid-in capital                                                                 14,421           13,679
Accumulated deficit                                                                        (9,618)          (3,371)
                                                                               ------------------------------------
               Total stockholders' equity                                                   5,053           10,546
                                                                               ------------------------------------
               Total liabilities and stockholders' equity                                $ 74,727         $ 78,615
                                                                               ====================================

                 See notes to consolidated financial statements

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

-----------------------------------------------------------------------------------------------
                                                             FOR THE FISCAL YEARS ENDED

                                                       FEBRUARY 29,  FEBRUARY 28,   FEBRUARY 28,
                                                          2004           2003          2002
-----------------------------------------------------------------------------------------------
REVENUES:
     Service revenues                                   $ 130,401     $ 148,720     $ 149,414
                                                        -------------------------------------

COSTS AND EXPENSES:
     Service costs                                        103,191       115,694       114,225
     General and administrative expenses                   22,692        29,458        29,879
     Depreciation and amortization                          2,106         2,037         1,753
     Office closing and restructuring charge                2,589            --            --
                                                        -------------------------------------
        Total operating expenses                          130,578       147,189       145,857
                                                        -------------------------------------

INCOME FROM OPERATIONS                                       (177)        1,531         3,557

INTEREST AND OTHER EXPENSES (INCOME):
     Interest expense, net                                  4,151         3,255         2,037
     Other  (income) expense, net                            (139)          260          (748)
     Provision related to TLCS guarantee                       --         2,293            --
     Loss on early extinguishment of debt                      --            --           854
                                                        -------------------------------------
       Total interest and other expenses                    4,012         5,808         2,143
                                                        -------------------------------------

(LOSS) INCOME BEFORE INCOME TAXES                          (4,189)       (4,277)        1,414

INCOME TAX (BENEFIT) PROVISION                              1,991        (1,444)       (2,179)
                                                        -------------------------------------

 NET (LOSS) INCOME                                      $  (6,180)    $  (2,833)    $   3,593
                                                        =====================================

DIVIDENDS ACCRETED TO PREFERRED STOCKHOLDERS'           $      67     $      --     $      --
                                                        -------------------------------------

 NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS'    $  (6,247)    $  (2,833)    $   3,593
                                                        =====================================

(LOSS) EARNINGS PER COMMON SHARE - BASIC                $   (0.25)    $   (0.12)    $    0.15
                                                        =====================================

(LOSS) EARNINGS PER COMMON SHARE - DILUTED              $   (0.25)    $   (0.12)    $    0.14
                                                        =====================================

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING:
     Basic                                                 24,468        23,783        23,632
                                                        =====================================
     Diluted                                               24,468        23,783        25,695
                                                        =====================================

                 See notes to consolidated financial statements

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)


---------------------------------------------------------------------------------------------------------------------------------
                                                 CLASS A                  CLASS B            ADDITIONAL
                                              COMMON STOCK              COMMON STOCK          PAID-IN     ACCUMULATED
                                         SHARES        AMOUNT        SHARES      AMOUNT       CAPITAL       DEFICIT       TOTAL
                                       ------------------------------------------------------------------------------------------
Balances, February 28, 2001            23,357,782   $      233      274,015    $        3   $   13,522   $   (4,131)   $    9,627

Exchange of Class B for
  Class A Common Stock                     11,161           --      (11,161)           --           --           --            --

Net income                                     --           --           --            --           --        3,593         3,593
                                       ------------------------------------------------------------------------------------------
Balances, February 28, 2002            23,368,943          233      262,854             3       13,522         (538)       13,220

Exchange of Class B for
  Class A Common Stock                      6,663           --       (6,663)           --           --           --            --

Exercise of employee stock options        103,333            1           --            --           51           --            52

Issuance of shares through
  Employee Stock Purchase Plan            103,613            1           --            --          106           --           107

Net loss                                       --           --           --            --           --       (2,833)       (2,833)
                                       ------------------------------------------------------------------------------------------

Balances, February 28, 2003            23,582,552          235      256,191             3       13,679       (3,371)       10,546

Exchange of Class B for
  Class A Common Stock                     10,774           --      (10,774)           --           --           --            --

Exercise of employee stock options         56,500            1           --            --           16           --            17

Issuance of shares through
  Employee Stock Purchase Plan             55,618            1           --            --           35                         36

Common Stock issued for cash              960,093           10           --            --          691                        701

Accrued dividends on Preferred Stock           --           --           --            --           --          (67)          (67)

Net loss                                       --           --           --            --           --       (6,180)       (6,180)
                                       ------------------------------------------------------------------------------------------
Balances, February 29, 2004            24,665,537   $      247      245,417    $        3   $   14,421   $   (9,618)   $    5,053
                                       ==========================================================================================

                 See notes to consolidated financial statements

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)


--------------------------------------------------------------------------------------------------------------------------
                                                                                       FOR THE FISCAL YEARS ENDED

                                                                                  FEBRUARY 29, FEBRUARY 28, FEBRUARY 28,
                                                                                     2004          2003         2002
                                                                                  ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss) income                                                          $ (6,180)     $ (2,833)     $ (3,593)
       Adjustments to reconcile net (loss) income to net
        cash provided by (used in) operations:
                   Depreciation and amortization                                     2,373         2,261         1,890
                   Write-off of fixed assets, net                                      892            --            --
                   Impairment of goodwill                                              889
                   Provision related to TLCS guarantee                                  --         2,293            --
                   Loss on early extinguishment of debt                                 --            --           854
                   Provision for doubtful accounts                                       7         1,629           400
                   Deferred income taxes                                             1,891        (1,584)       (2,279)
                   In-kind interest                                                    927           886            72
       Changes in operating assets and liabilities,
         net of effects of acquisitions:
                   Accounts receivable                                                (347)          178        (2,514)
                   Prepaid expenses and other current assets                        (1,613)       (2,714)         (176)
                   Other assets                                                        (37)          108          (293)
                   Accounts payable and accrued expenses                               526           269        (3,007)
                   Other long-term liabilities                                         293           (14)            7
                                                                                  ------------------------------------
                          Net cash provided by (used in) operating activities          445         1,199        (1,453)
                                                                                  ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                           (238)         (417)         (458)
       Finalization of acquisition purchase price                                      130            --            --
       Acquisition of businesses                                                        --        (2,071)         (320)
       Notes receivable from licensees                                                  --           (33)           --
       Other                                                                            --           108            85
                                                                                  ------------------------------------
                          Net cash used in investing activities                       (108)       (2,413)         (693)
                                                                                  ------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of borrowings under previous credit facility                           --            --       (20,936)
       Borrowings under new credit facility                                          1,838         1,417        23,600
       Payment of notes and capital lease obligations                               (1,363)       (2,948)         (798)
       Repayment of term loan facility                                                (757)          (87)           --
       Payment of debt issuance costs                                                  (87)         (520)         (413)
       Book overdraft                                                                 (338)        2,580            --
       Issuance of common and preferred stock                                        1,152           757            --
                                                                                  ------------------------------------
                           Net cash provided by financing activities                   445         1,199         1,453
                                                                                  ------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (42)         (735)         (693)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           585         1,320         2,013
                                                                                  ------------------------------------
                                                                                  ------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                            $    543      $    585      $  1,320
                                                                                  ====================================

                 See notes to consolidated financial statements

---------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DATA:

Cash paid for:
   Interest                                                              $ 2,490     $ 2,081     $ 2,020
                                                                         ===============================
   Income taxes                                                          $    43     $    71     $   142
                                                                         ===============================

Supplemental schedule of noncash investing and financing activities:
    Fair value of assets acquired                                        $    --     $ 3,041     $31,290
    Notes issued in connection with acquisition of businesses            $    --         970      30,970
                                                                         -------------------------------
    Net cash paid                                                        $    --     $ 2,071     $   320
                                                                         ===============================

    Fixed assets acquired through capital leases                         $    --     $    --     $    97
    Dividends                                                            $    67     $    --     $    --
                                                                         -------------------------------

                 See notes to consolidated financial statements

ATC HEALTHCARE, INC. AND SUBSIDIARIES
-------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.    ORGANIZATION AND BASIS OF PRESENTATION

ATC Healthcare, Inc. and Subsidiaries, including ATC Healthcare Services, Inc. and ATC Staffing Services, Inc., (collectively, the "Company"), are providers of supplemental staffing to healthcare facilities. In August 2001, the Company changed its name from Staff Builders, Inc. to ATC Healthcare, Inc. The Company offers a skills list of qualified health care associates in over 60 job categories ranging from the highest level of specialty nurse, including critical care, neonatal and labor and delivery, to medical administrative staff, including third party billers, administrative assistants, claims processors, collection personnel and medical records clerks. The nurses provided to clients include registered nurses, licensed practical nurses and certified nursing assistants.

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

Two of the Company's largest licensees, Direct Staffing, Inc. ("DSI") and DSS Staffing Corp. ("DSS"), were owned by one unrelated third party and by a son and two sons-in-law of the President and Chairman of the Board of Directors of the Company. Such licensees were paid (gross licensee fees) approximately $6,527 in Fiscal 2002. The Company recognizes revenue as the related services are provided to customers and when the customer is obligated to pay for such completed services. The Company bills its customers an hourly rate for the services performed by our nurses on a weekly basis. Terms of payment are net 30 days. Employees assigned to particular customers may be changed at the customer's request or at the Company's initiation. Employees assigned to particular customers may be changed at the customer's request or at the Company's initiation. A provision for uncollectible and doubtful accounts is provided for amounts billed to customers which may ultimately be uncollectible due to documentation disputes or the customer's inability to pay. Revenues generated from the sales of licenses and initial licensee fees are recognized upon signing of the license agreement, if collectibility of such amounts is reasonably assured, since the Company has performed substantially all of its obligations under its licensee agreements by such date. In circumstances where a reasonable basis does not exist for estimating collectibility of the proceeds of the sales of licensees and initial license fees, such amounts are deferred and recognized as collections are made, or until such time that collectibility is reasonably assured. The Company does not have recurring fees from its licensees. The Company recorded revenue from licensee fees of $448, $1,200 and $405 at February 29, 2004 and February 28, 2003 and 2002, respectively.

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

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired. The Company adopted SFAS No. 141, Business Combinations, ("SFAS 141") and SFAS No. 142, Goodwill and Intangible Assets, ("SFAS 142") as of March 1, 2002. SFAS 141 provides specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. SFAS 142 requires that (1) goodwill and intangible assets with indefinite useful lives should no longer be amortized, (2) goodwill and intangibles must be reviewed for impairment annually (or more often if certain events occur which could impact their carrying value), and (3) the Company's operations be formally identified into reporting units for the purpose of assessing impairments of goodwill. Prior to 2002, goodwill was amortized on a straight-line basis over 15 years. Goodwill amortization for the year ended February 28, 2002 was $499. Other definite lived intangibles, primarily customer lists and non-compete agreements, are amortized on a straight-line basis over periods ranging from three to 10 years.

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

Goodwill and other intangibles are as follows:

---------------------------------------------------------------------------------------------------------------------------
                                        FEBRUARY 29, 2004                      FEBRUARY 28, 2003
---------------------------------------------------------------------------------------------------------------------------
                                 Gross Carrying      Accumulated       Gross Carrying        Accumulated     Amortization
                                     Amount          Amortization          Amount            Amortization       Period
                                 --------------      -----------       --------------        -----------     ------------
Goodwill                            $ 34,945           $ 2,689             $ 36,389            $ 2,940           none
Customer lists                         6,400             1,120                6,400                480            10
Covenants not to compete                 900               375                  900                246           3-10
Other intangibles                        844               226                  672                 60           5-10
                                -----------------------------------------------------------------------
                                    $ 43,089           $ 4,410             $ 44,361            $ 3,726
                                =======================================================================
---------------------------------------------------------------------------------------------------------------------------

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
                         -------------------------------

As required by SFAS 142, the results for fiscal 2002 have not been restated. A reconciliation of net income, as if SFAS 142 had been adopted in fiscal 2002, is presented below:

-------------------------------------------------------------------------------------------------------------
                                                                        For the years ended
                                                                        February 29 and 28,
-------------------------------------------------------------------------------------------------------------
                                                          2004                  2003                  2002
                                                          ----                  ----                  ----
Reported (loss) income                                  $ (6,180)             $ (2,833)              $ 3,593
Addback:  goodwill amortization, net of tax                                                              294
                                                     --------------------------------------------------------
Adjusted net (loss) income                              $ (6,180)             $ (2,833)              $ 3,887
                                                     ========================================================

Basic earnings per share:                               $  (0.25)             $  (0.12)              $  0.15
Reported (loss) income                                                                                  0.01
Addback:  goodwill amortization, net of tax
                                                     --------------------------------------------------------
Adjusted net (loss) income                              $  (0.25)             $  (0.12)              $  0.16
                                                     ========================================================

Diluted earnings per share:                             $  (0.25)             $  (0.12)              $  0.14
Reported (loss) income                                                                                  0.01
Addback:  goodwill amortization, net of tax
                                                     --------------------------------------------------------
Adjusted net (loss) income                              $  (0.25)             $  (0.12)              $  0.15
                                                     ========================================================
-------------------------------------------------------------------------------------------------------------

INSURANCE COSTS

The Company is obligated for certain costs under various insurance programs, including workers' compensation. The Company recognizes its obligations associated with these policies in the period the claim is incurred. The Company records an estimate of the ultimate cost of, and reserve for, workers compensation based on actuarial computations using the Company's loss history as well as industry statistics. . Zurich Insurance Company provides excess reinsurance for all claims over $300,000 per occurrence as well as aggregate coverage for overall claims borne by the group of companies that participate in the program. The program also provides for risk sharing among members for infrequent, large claims over $75,000 but less then $300,000. The Company is responsible for all claims under $75,000. Furthermore, in determining reserves, the Company includes reserves for estimated claims incurred but not reported. Such estimates and the resulting reserves are reviewed and updated periodically, and any adjustments resulting there from are reflected in earnings currently.

OFFICE CLOSINGS AND RESTRUCTURE CHARGES

In the third quarter of fiscal 2004, the Company recorded a charge associated with the closing of seven offices in the amount of $2.6 million. The Company expects the restructure to result in a lower overall cost structure to allow it to focus resources on offices with greater potential for better overall growth and profitability. The components of the charge are as follows:


--------------------------------------------------------------------------------
        Components                                     Amount
--------------------------------------------------------------------------------
Write-off of fixed assets                             $   892
--------------------------------------------------------------------------------
Write-off of related goodwill                             889
--------------------------------------------------------------------------------
Severance costs and other benefits                        608
--------------------------------------------------------------------------------
Other exit costs                                          200
                                                      -------
--------------------------------------------------------------------------------
 Total restructuring charge                           $ 2,589
--------------------------------------------------------------------------------


As of February 29, 2004, the Company has paid $165 for severance and other costs associated with the office closings. As of February 29, 2004, the Company's accounts payable and accrued expenses included $643 of remaining costs accrued consisting mainly of severance and lease costs. The severance and remaining other exit costs will be paid in fiscal 2005. The remaining lease costs will be paid through the term of the related leases which expire through January 2007.

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

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding for the applicable period. Diluted earnings (loss) per share is computed using the weighted average number of common shares plus potential common shares outstanding, unless the inclusion of such potential common equivalent shares would be anti-dilutive. Dilutive earnings per share include common stock equivalents of 2,063 shares related to outstanding stock options in Fiscal 2002. In Fiscal 2004 and 2003, 6,002 and 5,946 common stock equivalents, respectively, have been excluded from the earnings per share calculation, as their inclusion would have been anti-dilutive.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, that amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 amends the disclosure requirements of APB Opinion No. 28, "Interim Financial Reporting" and SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. SFAS No. 148 is effective for Fiscal years ending after December 15, 2002. The adoption of SFAS No. 148, except for the disclosure requirements, had no impact on the consolidated financial statements.

In November 2002, the FASB issued Interpretation 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees issued or modified subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002.

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

Management does not believe any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

The acquisitions were accounted for under the purchase method of accounting, and, accordingly, the accompanying consolidated financial statements include the results of the acquired operations from their respective acquisition dates. The table below reflects unaudited pro forma combined results of the Company, as if the acquisitions had taken place on March 1, 2001.

The unaudited pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations. For Fiscal 2004, the acquisitions are included in the income statement from the date of acquisition through February 29, 2004.


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

During April 2001, the Company entered into a Financing Agreement ("New Financing Arrangement") with a lending institution, whereby the lender agreed to provide a revolving credit facility of up to $25 million. The New Financing Agreement was amended in October 2001 to increase the facility to $27.5 million. Amounts borrowed under the New Financing Agreement were used to repay $20,636 of borrowing on its existing facility. As a result, the Company recognized a loss of approximately $850 (before a tax benefit of $341), which includes the write-off of deferred financing costs and an early termination fee.

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

On June 13, 2003, the Company received a waiver from the lender for non compliance of certain Facility covenants as of February 28, 2003. Interest rates on both the revolving line and term loan facility were increased 2% and can decrease if the Company meets certain financial criteria. In addition, certain financial ratio covenants were modified. The additional interest is not payable until the current expiration date of the Facility which is November 2005. As part of this modification, the lender and the DSS and DSI noteholders amended the subordination agreement (see Note 8). As a result of that amendment, the two series of promissory notes to the former owners of DSS and DSI have been condensed into one series of notes. One of the notes is for a term of seven years, with a minimum monthly payment (including interest) of $40 in year one and minimum monthly payments of $80 in subsequent years, with a balloon payment of $3,600 due in year four. The balance on the first note after the balloon payment is payable over the remaining three years of the note, subject to limitations. The other three notes are for 10 years, with minimum monthly payments (including interest) of $25 in the aggregate in the first year and minimum monthly payments of $51 in the aggregate for the remaining years. Any unpaid balance at the end of the note term will be due at that time. Additional payments may be made to the noteholders if the Company achieves certain financial ratios. In conjunction with this revision, one of the note holders has agreed to reduce its note by approximately $2,800, contingent upon the Company's compliance under the modified subordination agreement.

On January 8, 2004, an amendment to the Facility was entered into modifying certain financial ratio covenants as of November 30, 2003.

On May 28, 2004, an amendment to the Facility was entered into modifying certain financial ratio covenants as of February 29, 2004.

(b) Annual maturities of notes and guarantee payable discussed above are as follows:

                       ---------------------------------------
                       2005                             1,310
                       2006                            24,232
                                                  ------------
                       Total                         $ 25,542
                                                  ============
                       ---------------------------------------

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
                                 ====================================
---------------------------------------------------------------------

(a) The Company originally issued two series of promissory notes to each of the four owners of DSS and DSI (three related and one unrelated party; see Note 3). The first series of notes (the "First Series"), in the aggregate principal amount of $12,975, bore interest at a rate of 5% per annum and was payable in 36 equal monthly installments of principal, together with interest, with the first installment having become due on March 1, 2002. The second series of notes (the "Second Series"), in the aggregate principal amount of $17,220, bore interest at a rate of 5% per annum and was payable as follows: $11 million, together with interest, on April 30, 2005 (or earlier if certain events, as defined, occur prior to such date) and the balance in 60 equal monthly installments of principal, together with interest, with the first installment becoming due on April 30, 2005. On June 13 2003, in connection with the receipt by the Company of a waiver from its senior lender for non-compliance of certain Facility covenants, the lender and the DSS and DSI noteholders amended the subordination agreement and the Company and the noteholders amended the notes issued to those noteholders (see Note 7). As a result of the amendment, what had been two promissory notes issued to each of the former owners of DSS and DSI have been condensed into one note. The amended note issued to one of the former owners is for a term of seven years with a minimum monthly payment (including interest) of $40 in year one and minimum monthly payments of $80 in subsequent years, with a balloon payment of $3,600 due in year four. The balance on that note after the balloon payment is payable over the remaining three years of the note, subject to limitations. The amended note issued to other three former owners are for ten years, with minimum monthly payments (including interest) of $25 in the aggregate in the first year and minimum monthly payments of $51 in the aggregate for the remaining years. Any unpaid balance at the end of the note term will be due at that time. Additional payments are to be made to the noteholders if the Company achieves certain financial ratios. In conjunction with this revision, one of the noteholders has agreed to reduce his note by approximately $2,800, provided the Company does not default under the notes or, in certain instances, the Company's senior lending facility. Payment of the First Series and the Second Series notes and of the amended notes was and is collateralized by the assets of the acquired licensees. Payments on these notes are in accordance with a subordination agreement between the four former owners of DSS and DSI, the Facility and the Company. These notes are subordinated to the borrowings under the Company's revolving credit facilities (see Note 7).

(b) The Company issued various notes payable, bearing interest at rates ranging from 6% and 8% per annum, in connection with various acquisitions with maturities through January 2007.

(c) Guarantee of TLCS Liability - The Company is contingently liable on $2.3 million of obligations owed by TLCS which is payable over eight years. The Company is indemnified by TLCS for any obligations arising out of these matters. On November 8, 2002, TLCS filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. As a result, the Company has recorded a provision of $2.3 million representing the balance outstanding on the related TLCS obligations. The Company has not received any demands for payment with respect to these obligations. The next payment is due in September 2004. The obligation is payable over eight years. The Company believes that it has certain defenses that could reduce or eliminate its recorded liability in this matter.

(d) Annual maturities of notes and guarantee payable discussed above are as follows:

                       ----------------------------
                       2005               $  1,148
                       2006                  1,199
                       2007                  1,220
                       2008                  4,920
                       2009                  1,259
                       Thereafter           22,643
                                       ------------
                       Total              $ 32,389
                                       ============
                       ----------------------------


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

For the year ended February 29, 2004, income tax expense is due primarily to the valuation allowance provided in that period. In the third quarter of 2004, it became apparent that the hospital patient volumes were not returning as anticipated and the Company would not return to profitable operations in fiscal 2004. The Company intends to maintain its valuation allowance until such time as positive evidence exists to support reversal of the valuation allowance. Income tax expense recorded in the future will be reduced to the extent of offsetting reductions in the Company valuation allowance. The realization of the Company's remaining deferred tax assets is primarily dependent on forecasted future operating and non operating taxable income. Any reduction in future forecasted taxable income may require that the Company record an additional valuation against the deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period the valuation was recorded and could have a significant impact on the earnings of the Company. Management believes that it is more likely than not that the Company's deferred tax assets which have not been reserved for will be realized through future profitable operations.

At February 29, 2004, the Company has a federal net operating loss of approximately ($10,490) which expires in 2020 through 2024.

10.   COMMITMENTS AND CONTINGENCIES

Lease Commitments:

Future minimum rental payments under noncancelable operating leases relating to office space and equipment rentals that have an initial or remaining lease term in excess of one year as of February 29, 2004 are as follows:


              --------------------------------------------------------------
                 Year Ending February 28,
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

Rental expense was approximately $1,702, $1,504 and $1,176 in Fiscal 2004, 2003 and 2002, respectively.

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

The Preferred Stock will be redeemed by the Company on April 30, 2009 at $500 per share, plus all accrued dividends. At any time after April 30, 2004, the Company may redeem all or some of a purchaser's shares of Preferred Stock, if the weighted-average closing price of the Company's common stock during 10 trading day period ending on the date of notice of redemption is greater than 200% of the conversion price of such purchaser's shares of Preferred Stock.

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

On July 16, 2003, the Company sold 367,647 shares of Series A Common Stock at $.68 per share. On July 23, 2003, the Company sold 202,703 shares of Series A Common Stock at $.74 per share. On July 24, 2003, the Company sold 133,333 shares of Series A Common Stock at $.75 per share and on August 19, 2003, the Company sold 256,410 shares of Series A Common stock at $.78 per share. The sales price per share was equal to or exceeded the market price of the Company's common stock at the date of each transaction. The purchasers of the Series A Common Stock were related to two executive officers of the Company.

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

13.   LICENSEE SALES

The Company includes in its service revenues, service costs and general and administrative costs revenues and costs associated with its Licencee's. Summarized below is the detail associated with the above discussed items for the years ended February 29, 28,and 28, 2004, 2003 and 2002 respectively.

------------------------- --------------------- ------------------------ ----------------------
                                   Year Ended              Year Ended              Year Ended
                                    February              February 28,              February
                                    29, 2004                  2003                  28, 2002
------------------------- --------------------- ------------------------ ----------------------
         Company                   $72,359               $76,330                  $14,651
         Service Revenue
------------------------- --------------------- ------------------------ ----------------------
         Licensee                  $58,042               $72,390                  $134,763
         Service Revenue
------------------------- --------------------- ------------------------ ----------------------
         Total Revenue             $130,401              $148,720                 $149,414
------------------------- --------------------- ------------------------ ----------------------
         Company
         Service Costs             $56,203               $58,588                  $9,546
------------------------- --------------------- ------------------------ ----------------------
         Licensee
         Service Costs             $46,988               $57,106                  $104,679
------------------------- --------------------- ------------------------ ----------------------
         Total Service             $103,191              $115,694                 $114,225
         Costs
------------------------- --------------------- ------------------------ ----------------------
         Company
         General and
         administrative            $15,892               $20,358                  $12,979
         costs
------------------------- --------------------- ------------------------ ----------------------
         Licensee                  $6,800                $9,100                   $16,900
         Royalty
------------------------- --------------------- ------------------------ ----------------------
         Total General
         and                       $22,692               $29,458                  $29,879
         administrative
         costs
------------------------- --------------------- ------------------------ ----------------------

14.   QUARTERLY FINANCIAL DATA (UNAUDITED)

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


ATC HEALTHCARE, INC. AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------
                                                                         Fiscal Year Ended
                                              -------------------------------------------------------------------------
                                                 February 29, 2004        February 28, 2003          February 28, 2002
                                              -------------------------------------------------------------------------
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

ITEM 9A. CONTROLS AND PROCEDURES

(a) Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K/A. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

D.    EXHIBIT INDEX

EXHIBIT NUMBER                              DESCRIPTION
--------------------------------------------------------------------------------

3.1 Restated Certificate of Incorporation of the Company filed July 11, 1998 and incorporated by reference to Form 10-K for the fiscal year ended February 28, 1995, filed with the Securities and Exchange Commission on May 5, 1995.

3.2 Certificate of Amendment to the Restated Certificate of Incorporation of the Company filed August 22, 1991 and incorporated by reference to the Company's registration statement on Form S-1 (File No. 33-43728), dated January 29, 1992.

3.3 Certificate of Amendment to the Restated Certificate of Incorporation of the Company filed September 3, 1992 and incorporated by reference to Form 10-K for the fiscal year ended February 28, 1995, filed with the Securities and Exchange Commission on May 5, 1995.

3.4 Certificate of Amendment of Restated Certificate of Incorporation of the Company filed August 23, 1994 and incorporated by reference to Form 10-K for the fiscal year ended February 28, 1995, filed with the Securities and Exchange Commission on May 5, 1995.

3.5 Certificate of Amendment of Restated Certificate of Incorporation of the Company filed October 26, 1995 and incorporated by reference to the Company's Form 8-K, filed with the Securities and Exchange Commission on October 31, 1995.

3.6 Certificate of Amendment of Restated Certificate of Incorporation of the Company filed December 19, 1995 and incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28, 1996, filed with the Securities and Exchange Commission on May 13, 1996.

3.7 Certificate of Amendment of Certificate of Incorporation of Staff Builders, Inc. filed August 2, 2001 and incorporated by reference to the Company's Form Def 14A, filed with the Securities and Exchange Commission on June 27, 2001.

3.8 Amended and Restated By-Laws of the Company, incorporated by reference to Form 10-K for the fiscal year ended February 28, 1995, filed with the Securities and Exchange Commission on May 5, 1995.

3.9 Certificate of Retirement of Stock of the Company, incorporated by reference to Form 8-A, filed with the Securities and Exchange Commission on October 24, 1995.

3.10 Certificate of Retirement of Stock of the Company, incorporated by reference to Form 10-K for the fiscal year ended February 28, 1995, filed with the Securities and Exchange Commission on May 5, 1995.

3.11 Certificate of Designation, Rights and Preferences of the Class A Preferred Stock of the Company, incorporated by reference to Form 10-K for the fiscal year ended February 28, 1995, filed with the Securities and Exchange Commission on May 5, 1995.

4.1 Specimen Class A Common Stock Certificate, incorporated by reference to Form 8-A, filed with the Securities and Exchange Commission on October 24, 1995.

4.2 Specimen Class B Common Stock Certificate, incorporated by reference to Form 8-A, filed with the Securities and Exchange Commission on October 24, 1995.

4.3 Standby Equity Distribution Agreement, dated April 19, 2004, between Cornell Capital Partners, L.P. and the Company, incorporated by reference to the Company's Form S-1 (File No. 333-117266), filed with the Securities and Exchange Commission on July 9, 2004.

4.4 Registration Rights Agreement, dated April 19, 2004, by and between the Company and Cornell Capital Partners, L.P., in connection with the Standby Equity Distribution Agreement, incorporated by reference to the Company's Form S-1 (File No. 333-117266), filed with the Securities and Exchange Commission on July 9, 2004.

EXHIBIT NUMBER                              DESCRIPTION
--------------------------------------------------------------------------------

4.5 Escrow Agreement, dated April 19, 2004, by and between the Company, Cornell Capital Partners, L.P. and Butler Gonzalez LLP, in connection with the Standby Equity Distribution Agreement, incorporated by reference to the Company's Form S-1 (File No. 333-117266), filed with the Securities and Exchange Commission on July 9, 2004.

4.6 Placement Agent Agreement, dated April 19, 2004, by and among the Company, Arthur's, Lestrange & Company Inc. and Cornell Capital Partners, L.P., incorporated by reference to the Company's Form S-1 (File No. 333-117266), filed with the Securities and Exchange Commission on July 9, 2004.

4.7 $140,000 principal amount Compensation Debenture, due April 19, 2007, issued to Cornell Capital Partners, L.P., in connection with the Standby Equity Distribution Agreement, incorporated by reference to the Company's Form S-1 (File No. 333-117266), filed with the Securities and Exchange Commission on July 9, 2004.

10.1 1993 Stock Option Plan of the Company, incorporated by reference to Form 10-K for the fiscal year ended February 28, 1995, filed with the Securities and Exchange Commission on May 5, 1995.

10.2 1998 Stock Option Plan of the Company, incorporated by reference to Exhibit C to the Company's Proxy Statement dated August 27, 1998, filed with the Securities and Exchange Commission on August 27, 1998.

10.3 Amended and Restated 1993 Employee Stock Purchase Plan of the Company, incorporated by reference to the Company's registration statement on Form S-1 (File No. 33-71974), filed with the Securities and Exchange Commission on November 19, 1993.

10.4 1998 Employee Stock Purchase Plan of the Company, incorporated by reference to Exhibit D to the Company's Proxy Statement dated August 27, 1998, filed with the Securities and Exchange Commission on August 27, 1998.

10.5 1994 Performance-Based Stock Option Plan of the Company, incorporated by reference to Exhibit B to the Company's Proxy Statement, dated July 18, 1994, filed with the Securities and Exchange Commission on July 27, 1994.

10.6 Stock Option Agreement, dated December 1, 1998, under the Company's 1993 Stock Option Plan between the Company and Stephen Savitsky, incorporated by reference to the Company's Form 10-Q for the quarterly period ended November 30, 1997, filed with the Securities and Exchange Commission on January 19, 1999.

10.7 Stock Option Agreement, dated December 1, 1998, under the Company's 1994 Performance-Based Stock Option Plan between the Company and Stephen Savitsky, incorporated by reference to Form 10-K for the fiscal year ended February 28, 1995, filed with the Securities and Exchange Commission on May 5, 1995.

10.8 Stock Option Agreement, dated December 1, 1998, under the Company's 1993 Stock Option Plan between the Company and David Savitsky, incorporated by reference to the Company's Form 10-Q for the quarterly period ended November 30, 1997, filed with the Securities and Exchange Commission on January 19, 1999.

10.9 Stock Option Agreement, dated December 1, 1998, under the Company's 1994 Performance-Based Stock Option Plan between the Company and David Savitsky, incorporated by reference to the Company's Form 10-Q for the quarterly period ended November 30, 1997, filed with the Securities and Exchange Commission on January 19, 1999.

10.10 Stock Option Agreement, dated December 1, 1998, under the Company's 1993 Stock Option Plan, between the Company and Edward Teixeira, incorporated by reference to the Company's Form 10-Q for the quarterly period ended November 30, 1997, filed with the Securities and Exchange Commission on January 19, 1999.

EXHIBIT NUMBER                              DESCRIPTION
--------------------------------------------------------------------------------

10.11 Stock Option Agreement, dated December 1, 1998, under the Company's 1994 Performance-Based Stock Option Plan, between the Company and Edward Teixeira, incorporated by reference to the Company's Form 10-Q for the quarterly period ended November 30, 1997, filed with the Securities and Exchange Commission on January 19, 1999.

10.12 Stock Option Agreement, dated December 1, 1998, under the Company's 1998 Stock Option Plan, between the Company and Edward Teixeira, incorporated by reference to the Company's Form 10-Q for the quarterly period ended November 30, 1997, filed with the Securities and Exchange Commission on January 19, 1999.

10.13 Employment Agreement, dated as of June 1, 1987, between the Company and Stephen Savitsky, incorporated by reference to Form 10-K for the fiscal year ended February 28, 1995, filed with the Securities and Exchange Commission on May 5, 1995.

10.14 Amendment, dated as of October 31, 1991, to the Employment Agreement between the Company and Stephen Savitsky, incorporated by reference to Form 10-K for the fiscal year ended February 28, 1995, filed with the Securities and Exchange Commission on May 5, 1995.

10.15 Amendment, dated as of December 7, 1992, to the Employment Agreement between the Company and Stephen Savitsky, incorporated by reference to Form 10-K for the fiscal year ended February 28, 1995, filed with the Securities and Exchange Commission on May 5, 1995.

10.16 Employment Agreement, dated as of June 1, 1987, between the Company and David Savitsky, incorporated by reference to Form 10-K for the fiscal year ended February 28, 1995, filed with the Securities and Exchange Commission on May 5, 1995.

10.17 Amendment, dated as of October 31, 1991, to the Employment Agreement between the Company and David Savitsky, incorporated by reference to Form 10-K for the fiscal year ended February 28, 1995, filed with the Securities and Exchange Commission on May 5, 1995.

10.18 Amendment, dated as of January 3, 1992, to the Employment Agreement between the Company and David Savitsky, incorporated by reference to Form 10-K for the fiscal year ended February 28, 1995, filed with the Securities and Exchange Commission on May 5, 1995.

10.19 Amendment, dated as of December 7, 1992, to the Employment Agreement between the Company and David Savitsky, incorporated by reference to Form 10-K for the fiscal year ended February 28, 1995, filed with the Securities and Exchange Commission on May 5, 1995.

10.21 Asset Purchase and Sale Agreement, dated as of September 6, 1996, by and among ATC Healthcare Services, Inc. and the Company and William Halperin and All Care Nursing Service, Inc, incorporated by reference to the Company's Form 10-Q for the quarterly period ended November 30, 1996, filed with the Securities and Exchange Commission on January 14, 1997.

10.22          Stock Purchase Agreement by and among the Company and Raymond T.
               Sheerin, Michael Altman, Stephen Fleischner and Chelsea Computer Consultants, Inc., dated September 24, 1996, incorporated by reference to the Company's Form 10-Q for the quarterly period ended November 30, 1997, filed with the Securities and Exchange Commission on January 14, 1998.

10.23 Amendment No. 1 to Stock Purchase Agreement by and among the Company and Raymond T. Sheerin, Michael Altman, Stephen Fleischner and Chelsea Computer Consultants, Inc., dated September 24, 1996, incorporated by reference to the Company's Form 10-Q for the quarterly period ended November 30, 1997, filed with the Securities and Exchange Commission on January 14, 1998.

EXHIBIT NUMBER                              DESCRIPTION
--------------------------------------------------------------------------------

10.24 Shareholders Agreement between Raymond T. Sheerin and Michael Altman and Stephen Fleischner and the Company and Chelsea Computer Consultants, Inc., dated September 24, 1996, incorporated by reference to the Company's Form 10-Q for the quarterly period ended November 30, 1997, filed with the Securities and Exchange Commission on January 14, 1998.

10.25 Amendment No. 1 to Shareholders Agreement among Chelsea Computer Consultants, Inc., Raymond T. Sheerin, Michael Altman and the Company, dated October 30, 1997, incorporated by reference to the Company's Form 10-Q for the quarterly period ended November 30, 1997, filed with the Securities and Exchange Commission on January 14, 1998.

10.26 Indemnification Agreement, dated as of September 1, 1987, between the Company and Stephen Savitsky, incorporated by reference to Form 10-K for the fiscal year ended February 28, 1995, filed with the Securities and Exchange Commission on May 5, 1995.

10.27 Indemnification Agreement, dated as of September 1, 1987, between the Company and David Savitsky, incorporated by reference to Form 10-K for the fiscal year ended February 28, 1995, filed with the Securities and Exchange Commission on May 5, 1995.

10.28 Indemnification Agreement, dated as of September 1, 1987, between the Company and Bernard J. Firestone, incorporated by reference to Form 10-K for the fiscal year ended February 28, 1995, filed with the Securities and Exchange Commission on May 5, 1995.

10.29 Indemnification Agreement, dated as of September 1, 1987, between the Company and Jonathan Halpert, incorporated by reference to Form 10-K for the fiscal year ended February 28, 1995, filed with the Securities and Exchange Commission on May 5, 1995.

10.30 Indemnification Agreement, dated as of May 2, 1995, between the Company and Donald Meyers, incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28, 1997, filed with the Securities and Exchange Commission on May 27, 1997.

10.31 Indemnification Agreement, dated as of May 2, 1995, between the Company and Edward Teixeira, incorporated by reference to Form 10-K for the fiscal year ended February 28, 1995, filed with the Securities and Exchange Commission on May 5, 1995.

10.32 Form of Medical Staffing Services Franchise Agreement, incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28, 1996, filed with the Securities and Exchange Commission on May 13, 1996.

10.33 Confession of Judgment, dated January 27, 2000, granted by a subsidiary of the Company, to Roger Jack Pleasant, incorporated by reference to Amendment No. 1 to the Company's Form S-1 (File No. 333-117266), filed with the Securities and Exchange Commission on September 14, 2004.

10.34 Distribution agreement, dated as of October 20, 1999, between the Company and TLCS, incorporated by reference to Form 10-Q of Tender Loving Care Health Care Services Inc. for the quarterly period ended August 31, 1999 (File No. 0-25777), filed with the Securities and Exchange Commission on October 20, 1999.

10.35 Tax Allocation agreement dated as of October 20, 1999, between the Company and TLCS, incorporated by reference to Form 10-Q of Tender Loving Care Health Care Services Inc. for the quarterly period ended August 31, 1999 (File No. 0-25777), filed with the Securities and Exchange Commission on October 20, 1999.

EXHIBIT NUMBER                              DESCRIPTION
--------------------------------------------------------------------------------

10.36 Transitional Services agreement, dated as of October 20, 1999, between the Company and TLCS, incorporated by reference to Form 10-Q of Tender Loving Care Health Care Services Inc. for the quarterly period ended August 31, 1999 (File No. 0-25777), filed with the Securities and Exchange Commission on October 20, 1999.

10.37 Trademark License agreement, dated as of October 20, 1999, between the Company and TLCS, incorporated by reference to Form 10-Q of Tender Loving Care Health Care Services Inc. for the quarterly period ended August 31, 1999 (File No. 0-25777), filed with the Securities and Exchange Commission on October 20, 1999.

10.38 Amendment, dated as of October 20, 1999, to the Employment agreement between the Company and Stephen Savitsky, incorporated by reference to the Company's Form 10-Q for the quarterly period ended August 31, 1999, filed with the Securities and Exchange Commission on October 20, 1999.

10.39 Amendment, dated as of October 20, 1999, to the Employment agreement between the Company and David Savitsky, incorporated by reference to the Company's Form 10-Q for the quarterly period ended August 31, 1999, filed with the Securities and Exchange Commission on October 20, 1999.

10.40 Receivables Purchase and Transfer Agreement dated April 6, 2001 between the Company and HFG Healthco-4 LLC, incorporated by reference to the Company's Form 10-K/A for the fiscal year ended February 28, 2001, filed with the Securities and Exchange Commission on June 28, 2001.

10.41 Asset purchase agreement dated October 5, 2001, between the Company and Doctors' Corner and Healthcare Staffing, Inc., incorporated by reference to the Company's Form 10-Q for the quarterly period ended August 31, 2001, filed with the Securities and Exchange Commission on October 15, 2001.

10.42 Asset purchase agreement dated January 31, 2002, between the Company and Direct Staffing, Inc. and DSS Staffing Corp., incorporated by reference to the Company's Form 8-K, filed with the Securities and Exchange Commission on February 19, 2002.

10.43 Amendment to Employment agreement dated November 28, 2001 between the Company and Stephen Savitsky, incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28, 2002, filed with the Securities and Exchange Commission on June 10, 2002.

10.44 Amendment to Employment agreement dated November 28, 2001 between the Company and David Savitsky, incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28, 2002, filed with the Securities and Exchange Commission on June 10, 2002.

10.45 Amendment to Employment agreement dated December 18, 2001 between the Company and Edward Teixeira, incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28, 2002, filed with the Securities and Exchange Commission on June 10, 2002.

10.46 Amended and Restated Loan and Security Agreement dated November 7, 2002 between the Company and HFG Healthco-4 LLC, incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 2002, filed with the Securities and Exchange Commission on January 21, 2003.

10.47 Agreement of Lease between Matterhorn USA, Inc. and the Company for premises located in Lake Success, New York, incorporated by reference to Amendment No. 1 to the Company's Form S-1 (File No. 333-117266), filed with the Securities and Exchange Commission on September 14, 2004.

10.48 First Lease Amendment between CMF Capital Company, LLC and the Company for premises located in Lake Success, New York, incorporated by reference to Amendment No. 1 to the Company's Form S-1 (File No. 333-117266), filed with the Securities and Exchange Commission on September 14, 2004.

EXHIBIT NUMBER                              DESCRIPTION
--------------------------------------------------------------------------------

10.49 Second Lease Amendment between Great Oak, LLC and the Company for premises located in Lake Success, New York, incorporated by reference to Amendment No. 1 to the Company's Form S-1 (File No. 333-117266), filed with the Securities and Exchange Commission on September 14, 2004.

10.50 Third Lease Amendment between Fair Oak, LLC and the Company for premises located in Lake Success, New York, incorporated by reference to Amendment No. 1 to the Company's Form S-1 (File No. 333-117266), filed with the Securities and Exchange Commission on September 14, 2004.

16 Letter dated September 22, 2003 from PricewaterhouseCoopers LLP to the Securities and Exchange Commission, incorporated by reference to the Company's Form 8-K, filed with the Securities and Exchange Commission on September 23, 2003.

21 Subsidiaries of the Company, incorporated by reference in the Company's Form 10-K for the fiscal year ended February 29, 2004, filed with the Securities and Exchange Commission on May 28, 2004.

23.1          Consent of Goldstein Golub Kessler LLP.*

23.2          Consent of PricewaterhouseCoopers LLP.*

24            Powers of Attorney.*

31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        ATC HEALTHCARE, INC.

                                        By:  /S/  DAVID SAVITSKY
                                             --------------------
                                             David Savitsky
                                             Chief Executive Officer

Dated: November 3, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                           TITLE                             DATE
          ---------                           -----                             ----

/S/ DAVID SAVITSKY                    Chief Executive Officer              November 3, 2004
----------------------------          (Principal Executive
David Savitsky                        Officer) and Director


/S/  ANDREW REIBEN                    Senior Vice President, Finance,      November 3, 2004
----------------------------          Chief Financial Officer and
Andrew Reiben                         Treasurer (Principal Financial and
                                      Accounting Officer)


/S/  STEPHEN SAVITSKY                 President and Chairman of the        November 3, 2004
----------------------------
Stephen Savitsky                      Board


*                                     Director                             November 3, 2004
----------------------------
Bernard J. Firestone, Ph. D.


*                                     Director                             November 3, 2004
----------------------------
Jonathan Halpert, Ph. D.


*                                     Director                             November 3, 2004
----------------------------
Martin Schiller


*By: /S/  DAVID SAVITSKY
     ----------------------------
         David Savitsky
         Attorney-in-Fact