Form 10-Q/A
period 2004-05-31
ATC HEALTHCARE INC /DE/
filed 2004-11-04
CIK 720480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED MAY 31, 2004, OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
       FROM ______________TO_____________ .


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The number of shares of Class A Common Stock and Class B Common Stock outstanding on June 29, 2004 were 24,682,223and 242,917shares, respectively.

                               INTRODUCTORY NOTE:

This amendment on Form 10-Q/A amends the Quarterly Report on Form 10-Q filed by ATC Healthcare, Inc. (the "Company") on July 15, 2004 and is being filed to reflect revisions made to Management's Discussion and Analysis of Financial Condition and Results of Operations and to the notes to the accompanying unaudited condensed consolidated financial statements to insure consistency of disclosure with the Company's registration statement on Form S-1 Registration No. 333-117266, as amended.

                      ATC HEALTHCARE, INC. AND SUBSIDIARIES


                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets
          May 31, 2004(unaudited) and February 29, 2004                     4

          Condensed Consolidated Statements of Operations (unaudited)
          Three months ended May 31, 2004 and 2003                          5

          Condensed Consolidated Statements of Cash Flows (unaudited)
          Three months ended May 31, 2004 and 2003                          6

          Notes to Condensed Consolidated Financial Statements (unaudited)  7-10

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    11-18

ITEM 3.   QUANTITATIVE AND QUALITATIVE DESCRIPTION
          OF MARKET RISK                                                    19

Item 4.    CONTROLS AND PROCEDURES                                          19

PART II.  OTHER INFORMATION                                                 20

ITEM 1.   LEGAL PROCEEDINGS                                                 20

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                  20

PART I.  FINANCIAL INFORMATION
ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                                MAY 31, 2004  FEBRUARY 29, 2004
                                                                                (UNAUDITED)
                                                                              ---------------------------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                      $    486        $    543
     Accounts receivable, less allowance
          for doubtful accounts of $707
          and $737, respectively                                                      25,177          27,216
     Prepaid expenses and other current assets                                         5,786           4,700
                                                                              ---------------------------------
               Total current assets                                                   31,449          32,459

Fixed assets, net                                                                        774             848
Intangibles                                                                            6,192           6,423
Goodwill                                                                              32,256          32,256
Deferred income taxes                                                                  1,984           1,984
Other assets                                                                             591             757
                                                                              ---------------------------------
      Total assets                                                                  $ 73,246        $ 74,727
                                                                              =================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                               $  2,089        $  1,595
     Accrued expenses                                                                  5,646           6,468
     Book overdraft                                                                    2,260           2,242
     Current portion of due under bank financing                                       1,342           1,310
     Current portion of notes and guarantee payable                                    1,240           1,148
                                                                              ---------------------------------
               Total current liabilities                                              12,577          12,763

Notes and guarantee payable                                                           31,152          31,241
Due under bank financing                                                              22,408          24,232
Convertible Debentures                                                                   561              --
Warrant Liability                                                                         95              --
Other liabilities                                                                        371             371
                                                                              ---------------------------------
      Total liabilities                                                               67,164          68,607
                                                                              ---------------------------------

Commitments and contingencies

Convertible Series A Preferred Stock ($.01 par value 4,000 shares authorized,
  2,000 shares issued and outstanding at May 31, 2004 and
  February 29, 2004, respectively)                                                     1,084           1,067
                                                                              ---------------------------------

STOCKHOLDERS' EQUITY:
Class A Common Stock - $.01 par value;
   75,000,000 shares authorized;
   24,665,537shares issued and outstanding at May 31, 2004
   and February 29,  2004, respectively                                                  247             247
Class B Common Stock - $.01 par value;
   1,554,936 shares authorized; 245,617
    shares issued and outstanding at May 31, 2004
   and February 29, 2004, respectively                                                     3               3
Additional paid-in capital                                                            14,421          14,421
Accumulated deficit                                                                   (9,673)         (9,618)
                                                                              ---------------------------------
      Total stockholders' equity                                                       4,998           5,053
                                                                              ---------------------------------
      Total liabilities and stockholders' equity                                    $ 73,246        $ 74,727
                                                                              =================================

            See notes to condensed consolidated financial statements.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)


                                                                                For the Three Months
                                                                                        Ended

                                                                                May 31,        May 31,
                                                                                 2004            2003
REVENUES:
     Service revenues                                                          $ 29,307        $ 34,043
-------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
     Service costs                                                               22,664          26,562
     General and administrative expenses                                          5,227           6,408
     Depreciation and amortization                                                  335             587
-------------------------------------------------------------------------------------------------------
        Total operating expenses                                                 28,226          33,557
-------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                                            1,081             486
-------------------------------------------------------------------------------------------------------

INTEREST AND OTHER EXPENSES (INCOME):
     Interest expense, net                                                        1,104             848
     Other  expense (income), net                                                   (10)            (32)
-------------------------------------------------------------------------------------------------------
       Total interest and other expenses                                          1,094             816
-------------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES                                                            (13)           (330)

INCOME TAX PROVISION (BENEFIT)                                                       25            (112)
-------------------------------------------------------------------------------------------------------
NET LOSS                                                                            (38)           (218)

Dividends accreted to Preferred Shareholders                                         17              17
-------------------------------------------------------------------------------------------------------

NET LOSS  ATTRIBUTABLE TO COMMON SHAREHOLDERS                                  $    (55)       $   (235)
=======================================================================================================

LOSS  PER COMMON SHARE - BASIC:                                                $   (.00)       $   (.01)
=======================================================================================================

LOSS PER COMMON SHARE - DILUTED:                                               $   (.00)       $   (.01)
=======================================================================================================
WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING
     Basic                                                                       24,911          23,859
=======================================================================================================
     Diluted                                                                     24,911          23,859
=======================================================================================================

            See notes to condensed consolidated financial statements.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                                 For The Three Months
                                                                                        Ended

                                                                                 May 31,        May 31,
                                                                                  2004           2003
                                                                              ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
            Net loss                                                            $   (38)       $  (218)
                                                                              ---------------------------
            Adjustments to reconcile net loss to net cash provided by
             operations:
                     Depreciation and amortization                                  403            646
                     Deferred income taxes                                           --           (112)
                     In kind interest                                               237            228
                     Amortization of discount on convertible debenture               16
                     Provision for Doubtful accounts                                (30)
             Changes in operating assets and liabilities:
                     Accounts receivable                                          2,069            528
                     Prepaid expenses and other current assets                   (1,086)          (221)
                     Other assets                                                   109             10
                     Accounts payable and accrued expenses                         (328)             7
                     Other long-term liabilities                                     --             (1)
                                                                              ---------------------------
                      Net cash provided by operating activities                   1,352            867
                                                                              ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures                                                    (26)          (138)
            Finalization of acquisition purchase price                               --            150
                                                                              ---------------------------
                      Net cash provided by (used in) investing activities           (26)            12
                                                                              ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Borrowings under new credit facility                                    229            261
            Payment of notes and capital lease obligations                       (1,889)        (1,547)
            Repayment of term loan facility                                        (366)          (417)
            Payment of debt issuance costs                                          (15)            --
            Book overdraft                                                           18            624
            Issuance of common and preferred stock                                   --            401
            Issuance of Convertible Notes and Warrants                              640             --
                                                                              ---------------------------
                       Net cash used in financing activities                     (1,383)          (678)
                                                                              ---------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (57)           201

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                        543            585
                                                                              ---------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $   486        $   786
                                                                              ===========================

Supplemental Data:
   Interest paid                                                                $   752        $   431
                                                                              ===========================
   Income taxes paid                                                            $    34        $    86
                                                                              ===========================
   Dividends                                                                    $    17        $    14

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

2. EARNINGS PER SHARE -Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding for the applicable period. Diluted earnings (loss) per share is computed using the weighted average number of common shares plus common equivalent shares outstanding, unless the inclusion of such common equivalent shares would be anti-dilutive. For the three months ended May 31, 2004 and 2003, 6,941 and 6,207 common stock equivalents, respectively, have been excluded from the earnings per share calculation, as their inclusion would have been anti-dilutive.

3. PROVISION (BENEFIT) FOR INCOME TAXES - For the three month period ended May 31, 2004 the Company recorded an expense for income taxes of $25 on a pretax loss of $13 as compared to a benefit for income taxes of $112 on a pretax loss of $330 for the three month period ended May 31, 2003 The current provision consists entirely of state and local income taxes.

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

5. FINANCING ARRANGEMENTS - During April 2001, the Company entered into a Financing Agreement with a HFG Healthco-4 LLC, whereby the lender agreed to provide a revolving credit facility of up to $25 million. The Financing Agreement was amended in October 2001 to increase to $27.5 million. Amounts borrowed under the New Financing Agreement were used to repay $20.6 million of borrowing on its existing facility.

The Agreement contains various restrictive covenants that, among other requirements, restrict additional indebtedness. The covenants also require the Company to meet certain financial ratios.

In November 2002, HFG Healthco-4 LLC the institution with which the Company has the secured Facility, increased the revolving credit line to $35 million and provided for additional term loan facility totaling $5 million.

On June 13, 2003, the Company received a waiver from HFG Healthco-4 LLC for non-compliance of certain Facility covenants as of February 28, 2003. Interest rates on both the revolving line and term loan Facility were increased 2% and can decrease if the Company meets certain financial criteria.

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

On July 15, 2004 the Company received a waiver in perpetuity from HFG Healthco-4 LLC for non-compliance of certain Facility covenants as of May 31, 2004.

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

The Company pays a monthly distribution or commission to its domestic licensees based on a defined formula of gross profit generated. Generally, the Company pays licensees approximately 55% (60% for certain licensees who have longer relationships with the Company). There is no payment to the licensees based solely on revenues. For the three months ended May 31, 2004 and 2003, total licensee distributions were $1.4 million and $1.8 million, respectively, and are included in the general and administrative expenses.

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

13. SHAREHOLDERS EQUITY

The Company accounts for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. Had the Company determined compensation expense based on the fair value at the grant dates for those awards consistent with the method of SFAS 123, the Company's net income (loss) per share would have been increased to the following pro forma amounts:

--------------------------------------------------------------------------------
(In thousands, except
    per share data)                   FOR THE THREE MONTHS  FOR THE THREE MONTHS
                                       ENDED MAY 31, 2004    ENDED MAY 31, 2003
--------------------------------------------------------------------------------
Net loss as reported                          $   (38)               $  (218)
--------------------------------------------------------------------------------
Deduct total stock based employee                (295)                   (14)
compensation expense determined under
fair value methods for all awards
--------------------------------------------------------------------------------
Pro forma net loss                               (333)                  (232)
--------------------------------------------------------------------------------
Basic net loss per share as reported          $ (0.00)               $ (0.01)
--------------------------------------------------------------------------------
Pro forma basic loss per share                $ (0.01)               $ (0.01)
--------------------------------------------------------------------------------
Diluted loss per share as reported            $ (0.00)               $ (0.01)
--------------------------------------------------------------------------------
Pro forma diluted loss per share              $ (0.01)               $ (0.01)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

14. Licenssee Sales:

The Company includes in its service revenues;service costs and general andadministrative costs revenues and costs associated with its licensee's. Below is the break out of these line items between Corporate offices and Licensee's for the three months ended May 31,2004 and 2003 respectively.

--------------------------------------------------------------------------------
                               Three Months              Three Months
                               Ended                     Ended
                               May 31, 2004              May 31, 2003
--------------------------------------------------------------------------------
Company Service Revenue        $16,352                   $19,218
--------------------------------------------------------------------------------
Licensee Service Revenue       $12,955                   $14,825
--------------------------------------------------------------------------------
Total Revenue                  $29,307                   $34,043
--------------------------------------------------------------------------------
Company Service Costs          $11,973                   $14,642
--------------------------------------------------------------------------------
Licensee Service Costs         $10,691                   $11,920
--------------------------------------------------------------------------------
Total Service Costs            $22,664                   $26,562
--------------------------------------------------------------------------------
Company General and
administrative costs           $3,827                    $4,608
--------------------------------------------------------------------------------
Licensee Royalty               $1,400                    $1,800
--------------------------------------------------------------------------------
Total General and
administrative costs           $5,227                    $6,408
--------------------------------------------------------------------------------

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

Results of Operations

Total revenues decreased by $4.7 million or 13.9% for the three months ended May 31, 2004 ("the 2004 period") to $29.3 million from $34.0 million for the three months ended May 31, 2003 ("the 2003 period"). The reduction in revenues is due to the Company closing marginally performing offices during the second half of 2003. . No offices or licensees were closed in the three months ended May 31, 2004. The Company expects that demand for temporary nurses will return in 2005. Until the demand for nurses returns to prior levels, the Company may continue to see revenue decline in its existing businesses which would continue its trend of losses. If revenues were to significantly decline, the Company's ability to continue operations could be jeopardized. To offset the decline in its per diem nursing, the Company is actively recruiting new licensees of which one was opened in the first quarter as well as looking into other areas of revenue generation such as Vendor on Premise and Pharmacy staffing. Service costs were 77.3% and 78.0% of total revenues for the 2004 and 2003 periods, respectively. Service costs represent the direct costs of providing services to patients or clients, including wages, payroll taxes, travel costs, insurance costs, medical supplies and the cost of contracted services.

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

On July 14, 2004 the Company received a waiver from the HFG Healthco-4 LLC for non-compliance of certain Facility covenants as of May 31, 2004.

Liquidity and Capital Resources

The Company funds its cash needs through various equity and debt issuances and through cash flow from operations. The Company generally pays its billable employees weekly for their services, and remits certain statutory payroll and related taxes as well as other fringe benefits. Invoices are generated to reflect these costs plus the Company's markup.

Cash and Cash equivalents decreased by $57 as of May 31, 2004 as compared to February 29, 2004 as a result of cash provided by operating activities of $1.35 million, cash used in investing activites of $26 and cash used in financing activites of $1.38 million. Cash provided by operating activities was mainly due to a decline in accounts receivable, partially offset by an increase in prepaidsand other current assets. Cash used in financing activities was primarily used to pay notes and capital lease obligations.

In April 2001, the Company obtained a new financing facility (the "Facility") with HFG Healthco-4 LLC for a $25 million, three year term, revolving loan, which expired in April 2004. The $25 million revolving loan limit was increased to $27.5 million in October 2001. Amounts borrowed under the $27.5 million revolving loan were used to repay $20.6 million of borrowing on our prior facility.

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

On June 13, 2003, the Company received a waiver from HFG Healthco-4 LLC for non-compliance with certain Facility covenants as of February 28, 2003. Interest rates on both the revolving line and term loan facility were increased 2% and can decrease if the Company meets certain financial criteria. In addition, certain financial ratio covenants were modified. The additional interest is not payable until the current expiration date of the Facility which is November 2005.

At the same time, the lender and DSS and DSI note holders amended the subordination agreements. As a result of that amendment, the two series of promissory notes to the former owners of DSS and DSI have been condensed into one series of notes. One of the promissory notes is for a term of seven years, in the principal amount of $8.6 million, bears interest at the rate of 5% per annum, with a minimum monthly payment (including interest) of $40 with the first installment becoming due on June 13, 2003, and minimum monthly payments (including interest) of $80 beginning on June 1, 2004, thereafter, with a balloon payment of $3.7 million due in year 4.. The balance on that note after the balloon payment is payable over the remaining 3 years of the note, subject to certain limitations in the subordination agreement. The notes issued to the other three former owners are for terms of ten years, with minimum monthly payments (including interest) of $25,000 in the aggregate in the first year and minimum monthly payments of $51,000 in the aggregate for the remaining years. Any unpaid balance at the end of the note term will be due at that time. Additional principle payments are payable to the noteholders if we achieve certain financial ratios. In conjunction with this revision, one of the note holders agreed to reduce his note by approximately $2,800,000 provided we do not default under the notes or, in certain instances, our senior lending facility. On January 8, 2004 an amendment to the $35 million revolving loan with HFG Healthco-4 LLC was entered into modifying certain financial ratio covenants as of November 30, 2003. On May 24, 2004 an amendment to the $35 million revolving loan with HFG Healthco-4 LLC was entered into modifying certain financial ratio covenants as of February 29, 2004.

On July 15, 2004 we received a waiver from HFG Healthco-4 LLC for non-compliance of certain facility covenants as of May 31, 2004

Our working capital was $18.9 million as of May 31, 2004 as compared to and $19.7 million on February 29, 2004.

The Company anticipates that capital expenditures for furniture and equipment, including improvements to its management information and operating systems during the next twelve months will be approximately $0.3million..

Operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital, capital expenditures, and internal business expansion and debt service. Our cash flow has been aided by the recent sale of unregistered equity securities, securities convertible into equity and by the debt restructuring completed on June 13, 2003. We believe that our capital resources are sufficient to meet our working capital requirements for the next twelve months. Our existing cash and cash equivalents are not sufficient to sustain our operations for any length of time.We expect to meet our future working capital, capital expenditure, internal business expansion, and debt service from a combination of operating cash flows and funds available under the $35 million revolving loan facility. No assurance can be given, however, that this will be the case. Our revolving loan facility comes due in November 2005. We plan on refinancing this loan facility prior to its expiration. There can be no assurance that we will be able to refinance our revolving loan facility. We do not have enough capital to operate the business without our revolving loan facility. We are also subject under our current loan facility to certain financial covenants. Though we believe we will meet those covenants it is possible if revenue continues to decline and we cannot reduce our costs appropriately that we may violate the covenants. In the past when we have violated covenants we have been able to receive a waiver or amendment of those covenants from the lender HFG Healthco-4 LLC. It is expected that if we violate a covenant we will be able to receive a waiver. If we are unable to receive a waiver then we would be in default of our lending agreement. We may also use funds from the Standby Equity Distribution Agreement with Cornell Capital Partners, as available. We do not have sufficient capital to run our operations with out a financing facility and would have to look to alternative means such as the sale of stock or the sale of certain assets to finance operations. There can be no assurance that additional financing will be available when required, or, if available, will be available on satisfactory terms.

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

Business Trends

Sales and margins have been under pressure as demand for temporary nurses is currently going through a period of contraction. Hospitals are experiencing flat to declining admission rates and are placing greater reliance on full-time staff overtime and increased nurse patient loads. Because of difficult economic times, nurses in many households are becoming the primary breadwinner, causing them to seek more traditional full time employment. The U.S. Department of Health and Human Services said in a July 2002 report that the national supply of full-time equivalent registered nurses was estimated at 1.89 million and demand was estimated at 2 million. The 6 percent gap between the supply of nurses and vacancies in 2000 is expected to grow to 12 percent by 2010 and then to 20 percent five years later. . As the gap between the supply of nurses and vacancies grows, the Company believes that hospitals will reach out to offer nurses positions with more flexible work schedules. Medical staffing companies can be the bridge between these nurses and the hospitals to fashion fulltime jobs with unorthodox work schedules. Additionally, the shortage will require hospitals to find nurses from outside the United States. The Company is working with foreign recruiters to source qualified nurses who want to work in the United States. It is the Company's opinion that as the economy rebounds, the prospects for the medical staffing industry and the Company should improve as hospitals experience higher admission rates and increasing shortages of healthcare workers.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q/A constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. From time to time, the Company also provides forward-looking statements in other materials it releases to the public as well as oral forward-looking statements. These statements are typically identified by the inclusion of phrases such as "the Company anticipates," "the Company believes" and other phrases of similar meaning. These forward-looking statements are based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The potential risks and uncertainties which would cause actual results to differ materially from the Company's expectations include, but are not limited to, those discussed below in the section entitled "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

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

If State Licensing Regulations that Apply to us Change, We May Face Increased Costs That Reduce Our Revenue and Profitability.

In some states, in the temporary healthcare staffing industry must be registered to establish and advertise as a nurse staffing agency or must qualify for an exemption from registration in those states. If we were to lose any required state licenses, we would be required to cease operating in those states. The introduction of new licensing regulations could substantially raise the costs associated with hiring temporary employees. These increased costs may not be able to be passed on to clients without a decrease in demand for temporary employees, which would reduce our revenue and profitability.

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

Competition for Acquisition Opportunities May Restrict Our Future Growth by Limiting Our Ability to Make Acquisitions at Reasonable Valuations.

Our business strategy includes increasing our market share and presence in the temporary healthcare staffing industry through strategic acquisitions of companies that complement or enhance our business. Between March 2001 and February 2004, we acquired nine unaffiliated companies. These companies had an aggregate of approximately $11.8 million in revenue at the time they were purchased. We have historically faced competition for acquisitions. While to date such competition has not affected our growth and expansion, In the future, such competition could limit our ability to grow by acquisitions or could raise the prices of acquisitions and make them less attractive to us.

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

      -difficulties integrating acquired personnel and distinct cultures into our business;

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

If Our Insurance Costs Increase Significantly, These Incremental Costs Could Negatively Affect Our Financial Results.

The costs related to obtaining and maintaining workers compensation, professional and general liability insurance and health insurance for healthcare providers has been increasing. as a percentage of revenue. Our cost of workers compensation, professional and general liability and health insurance for healthcare providers for the fiscal years ending February 28, 2004, 2003 and 2002 was $4.7 million, $4.6 million and $3.6 million, respectively. The corresponding gross margin for the same time periods were 20.9%, 22.2% and 23.6%, respectively If the cost of carrying this insurance continues to increase significantly, we will recognize an associated increase in costs which may negatively affect our margins. This could have an adverse impact on our financial condition and the price of our common stock.

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

Our Ability to Borrow Under Our Credit Facility May be Limited.

We have a $35 million dollar asset-based revolving credit line with HFG Healthco-4 LLC. As of May 31, 2004 and we had approximately $21.0 million available to borrow of which approximately $21 million respectively, was outstanding under the revolving credit line with HFG Healthco-4 LLC, with additional borrowing capacity of $0.0 million. Our ability to borrow under the credit facility is based upon, and thereby limited by, the amount of our accounts receivable. Any material decline in our service revenues could reduce our borrowing base, which could cause us to lose our ability to borrow additional amounts under the credit facility. In such circumstances, the borrowing availability under the credit facility may not be sufficient for our capital needs.

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


Dated: November 4, 2004                  ATC HEALTHCARE, INC.


                                         By: /s/  Andrew Reiben

                                             Andrew Reiben
                                             Senior Vice President, Finance
                                             Chief Financial Officer and
                                             Treasurer (Principal Financial and
                                             Accounting Officer)