Form 10-Q
period 2004-11-30
ATC HEALTHCARE INC /DE/
filed 2005-01-14
CIK 720480

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 30, 2004, OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM____TO____.


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes___ No _X_

The number of shares of Class A Common Stock and Class B Common Stock outstanding on December 1, 2004 were 25,216,877 and 192,217 shares, respectively.

                      ATC HEALTHCARE, INC. AND SUBSIDIARIES

                                      INDEX
                                                                        PAGE NO.
                                                                        --------

PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets
     November 30, 2004 (unaudited) and February 29, 2004                     3

     Condensed Consolidated Statements of Operations (unaudited)
     three and nine months ended November 30, 2004 and 2003                  4

     Condensed Consolidated Statements of Cash Flows (unaudited)
     nine months ended November 30, 2004 and 2003                            5

     Notes to Condensed Consolidated Financial Statements (unaudited)     6-10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS                                            11-20

ITEM 3. QUANTITATIVE AND QUALITATIVE DESCRIPTION OF MARKET RISK             21

ITEM 4. CONTROLS AND PROCEDURES                                             21

PART II. OTHER INFORMATION                                                  22

ITEM 1. LEGAL PROCEDINGS                                                    22

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 22

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                    22

ITEM I. FINANCIAL INFORMATION
ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
                                                                 November 30,   February 29,
                                                                     2004           2004
                                                                 (Unaudited)
                                                                ---------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                       $    876       $    543
   Accounts receivable, less allowance
    for doubtful accounts of $856
    and $737, respectively                                           20,573         27,216
   Prepaid expenses and other current assets                          5,448          4,700
                                                                ---------------------------
       Total current assets                                          26,897         32,459

Fixed assets, net                                                       622            848
Intangibles                                                           5,721          6,423
Goodwill                                                             31,807         32,256
Deferred income taxes                                                 1,069          1,984
Other assets                                                          1,323            757
                                                                ---------------------------
   Total assets                                                    $ 67,439       $ 74,727
                                                                ===========================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                $  2,402       $  1,595
   Accrued expenses                                                   5,486          6,468
   Book overdraft                                                     1,595          2,242
   Current portion due under bank financing                          21,674          1,310
   Current portion of notes and guarantee payable                     1,591          1,148
                                                                ---------------------------
       Total current liabilities                                     32,748         12,763

Notes and guarantee payable                                          29,662         31,241
Due under bank financing                                                 --         24,232
Convertible debentures                                                  585             --
Warrant liabilities                                                      95             --
Other liabilities                                                        41            371
                                                                ---------------------------
   Total liabilities                                                 63,131         68,607
                                                                ---------------------------
Commitments and contingencies
Convertible  Series A Preferred
 Stock ($.01 par value 4,000 shares
  authorized, 2,000 shares issued and
  outstanding at November 30, 2004 and
  February 29, 2004)                                                  1,120          1,067
                                                                ---------------------------
STOCKHOLDERS' EQUITY:
Class A Common Stock - $.01 par value;
 75,000,000 shares authorized; 24,855,035 and
 24,665,537 shares issued and outstanding at November 30, 2004
 and February 29,  2004, respectively                                   249            247
Class B Common Stock - $.01 par value;
 1,554,936 shares authorized;
 192,217 and 245,617 shares issued and outstanding at November
 30, 2004 and February 29, 2004, respectively                             2              3
Additional paid-in capital                                           14,190         14,421
Accumulated deficit                                                 (11,253)        (9,618)
                                                                ---------------------------
   Total stockholders' equity                                         3,188          5,053
                                                                ---------------------------
   Total liabilities and stockholders' equity                      $ 67,439       $ 74,727
                                                                ===========================
See notes to condensed consolidated financial statements.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

                                                  For the Three Months            For the Nine Months
                                                          Ended      (unaudited)        Ended
                                               November 30,   November 30,   November 30,   November 30,
                                                   2004           2003           2004           2003
                                                 ---------      ---------      ---------     ----------
REVENUES:
   Service revenues                              $ 24,543       $ 32,383       $ 80,742      $ 100,066
--------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
   Service costs                                   19,882         25,649         63,749         78,847
   General and administrative expenses              5,494          5,476         15,859         17,890
   Depreciation and amortization                      338            580          1,006          1,761
   Office closing and restructuring                   449          2,589            449          2,589
--------------------------------------------------------------------------------------------------------

Total operating expenses                           26,163         34,294         81,063        101,087
--------------------------------------------------------------------------------------------------------

(LOSS) FROM OPERATIONS                             (1,620)        (1,911)          (321)        (1,021)
--------------------------------------------------------------------------------------------------------

INTEREST AND OTHER EXPENSES (INCOME):
   Interest expense, net                            1,033          1,095          3,258          3,058
   Other (income), net                                 (2)                         (694)           (89)
   Adjustment of TCLS Guarantee                    (2,293)            --         (2,293)            --
--------------------------------------------------------------------------------------------------------
     Total interest and other expenses             (1,262)         1,095            271          2,969
--------------------------------------------------------------------------------------------------------

(LOSS) BEFORE INCOME TAXES                           (358)        (3,006)          (592)        (3,990)

INCOME TAX  PROVISION                                 939          2,041            990          1,929
--------------------------------------------------------------------------------------------------------

 NET (LOSS)                                      $ (1,297)      $ (5,047)      $ (1,582)     $  (5,920)
========================================================================================================

DIVIDENDS ACCRETED TO PREFERRED SHAREHOLDERS     $     18       $     17       $     53      $      50

NET (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS   $ (1,315)      $ (5,064)      $ (1,635)     $  (5,970)

--------------------------------------------------------------------------------------------------------
(LOSS) PER COMMON SHARE - BASIC:                 $   (.05)      $   (.20)      $   (.07)     $    (.25)
========================================================================================================

--------------------------------------------------------------------------------------------------------
(LOSS) PER COMMON SHARE - DILUTED                $   (.05)      $   (.20)      $   (.07)     $    (.25)
========================================================================================================
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING
   Basic                                           24,934         24,882         24,919         24,325
========================================================================================================
   Diluted                                         24,934         24,882         24,919         24,325
========================================================================================================

See notes to condensed consolidated financial statements.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                               Nine Months Ended
                                                                                  (Unaudited)
                                                                          November 30,   November 30,
                                                                               2004           2003
                                                                         -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)                                                          $ (1,582)       $ (5,920)
       Adjustments to reconcile net income (loss) to net cash provided by
        Operating activities:
               Depreciation and amortization                                  1,005           1,760
               Office closing and restructuring charge                          449           2,589
               Amortization of debt financing costs                             213             194
               Amortization of discount on convertible debenture                 40              --
               Adjustment of TLCS Liability                                  (2,293)             --
               Provision for doubtful accounts                                  120            (882)
               Deferred Income Taxes                                            915           1,872
               Accrued Interest                                                 711             691
       Changes in operating assets and liabilities net of
        Effects of acquisitions
               Accounts receivable                                            6,524             502
               Prepaid expenses and other current assets                       (749)         (1,177)
               Other assets                                                    (713)            (21)
               Accounts payable and accrued expenses                           (173)            370
               Other long-term liabilities                                     (330)            (37)
                                                                         -----------------------------
                Net cash provided (used) by operating activities              4,137             (59)
                                                                         -----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                     (76)           (133)
       Finalization of acquisition purchase price                                --             150
       Acquisition of business                                                   --             (20)
                                                                         -----------------------------
                Net cash used in investing activities                           (76)             (3)
                                                                         -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Payment of notes and capital lease obligations                        (2,934)         (1,442)
       Repayment of term loan facility                                       (1,155)         (1,018)
       Book overdraft                                                          (648)           (275)
       Debt Financing costs                                                     (67)            (77)
       Issuance of preferred and Common Stock                                    62           1,147
       Cost pertaining to S-1 registration and issuance of Common Stock        (292)             --
       Borrowings (payments) due under credit facility                          666           1,579
       Issuance of Convertible Notes and Warrants                               640              --
                                                                         -----------------------------
                Net cash used in financing activities                        (3,728)            (86)
                                                                         -----------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            333            (148)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    543             585
                                                                         -----------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $    876        $    437
                                                                         =============================
Supplemental Data:
  Interest paid                                                            $  2,131        $  1,717
                                                                         =============================
  Income taxes paid                                                        $     56        $     86
                                                                         =============================
  Dividends                                                                $     53        $     50
                                                                         =============================

See notes to condensed consolidated financial statements.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Amounts in Thousands, Except Where Indicated Otherwise, and for Per Share Amounts)

1. BASIS OF PRESENTATION - The accompanying condensed consolidated financial statements as of November 30, 2004 and for the three and nine months ended November 30, 2004 and 2003 are unaudited. In the opinion of management, all adjustments, consisting of only normal and recurring accruals necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented have been included. The condensed consolidated balance sheet as of February 29, 2004 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of ATC Healthcare, Inc. (the "Company") for the year ended February 29, 2004. Certain prior period amounts have been reclassified to conform with the November 30, 2004 presentation.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred losses of $1,582 and $6,180 for the nine month period ended November 30, 2004, and the year ended February 29, 2004, respectively. As a result of the Company's bank debt, which comes due in November 2005, being classified as a current liability, the Company has negative working capital of $(5.9)million. The Company's ability to continue as a going concern is dependent upon its ability to restructure its bank debt, generate sufficient cash flow from operations and continued availability from the Company's equity line of credit. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Results for the three and nine month periods ended November 30, 2004 are not necessarily indicative of the results for the full year ending February 28, 2005.

2. EARNINGS PER SHARE -Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding for the applicable period. Diluted earnings (loss) per share is computed using the weighted average number of common shares plus common equivalent shares outstanding, unless the inclusion of such common equivalent shares would be anti-dilutive. For the three and nine months ended November 30, 2004, 7,882 and 7,482 common stock equivalents, respectively, have been excluded from earnings per share and for the three and nine months ended November 30, 2003, 6,736 common stock equivalents have been excluded from the earnings per share calculation, as their inclusion would have been anti-dilutive.

3. PROVISION (BENEFIT) FOR INCOME TAXES - For the three months and nine months ended November 30, 2004 the Company recorded an expense for income taxes of $939 and $990 respectively compared to tax expense of $2,041 and $1,929, respectively, for the three and nine months ended November 30, 2003. The current provision provides for state and local income taxes representing minimum taxes due to certain states as well as the reduction in deferred taxes for the quarter ended November 30, 2004 of $915 that pertains to the reversal of the TLC Guarantee.

4. RECENT ACQUISITIONS -On February 28, 2003, the Company purchased substantially all of the assets and operations of eight temporary medical staffing companies totaling $3,041, of which $2,071 was paid in cash and the remaining balance is payable under notes payable with maturities through January 2007. The notes bear interest at rates between 6% to 8% per annum. The purchase prices were allocated primarily to goodwill (approximately $2,282). In April 2003, the Company sold its interest in one of these temporary medical staffing companies to its Licensee for $130.

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

On October 13, 2004 the Company received a waiver in perpetuity from the lender for non-compliance of certain Facility covenants as of August 31, 2004.

On January 13, 2005 the Company received a waiver in perpetuity from the lender for non-compliance of certain Facility covenants as of November 30, 2004.

As of November 30, 2004, the outstanding balance on the revolving credit Facility was $19.3 million. The Company had outstanding borrowings under the term loan of $2.4 million as of November 30, 2004. At November 30, 2004 interest accrued at a rate per annum of 6.85% over LIBOR on the revolving credit Facility and 9.27% over LIBOR on the term loan.

6. CONVERTIBLE DEBENTURES and PROMISSORY NOTES - The Company issued on April 2, 2004 $500 of Convertible Notes due April 2, 2005 (the "April Maturity Notes") and warrants to purchase 250,000 shares of Class A common stock at $0.75 per share. The April Maturity Notes do not bear interest, cannot be prepaid and are to be repaid on their April 2, 2005 maturity date by the issuance of Class A Common Stock at a price of $.50 per share. In addition, to the extent the Company after October 2, 2004 and prior to the maturity date issues Common Stock or securities convertible into Common Stock, the holders of the April Notes may convert those Notes at the effective price at which the Common Stock is so issued.

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

The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 4%; the contractual life of 4 years and volatility of 111%. There was no significant change in the fair value of the warrants at November 30, 2004 from the time the warrants were granted.

The Company issued on April 19, 2004 upon execution of the Standby Equity Distribution Agreement, a convertible debenture in the principal amount of $140 to Cornell Capital Partners as a commitment fee. The convertible debenture has a term of three years, accrues interest at 5% and is convertible into the Company's common stock at a price per share of 100% of the lowest closing bid price for the three days immediately preceding the conversion date.

On November 11, 2004 the Company issued a promissory note in the principal amount of $425 to Cornell Capital Partners, LP for a $425 advance against the Standby Equity Distribution Agreement. The Note is to be repaid from draw downs on the Standby Equity Distribution Agreement. At November 30, 2004 $382 was outstanding on the Promissory Note which is included in notes and guarantee payable.

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

The Company pays a monthly distribution or commission to its domestic licensees based on a defined formula of gross profit generated. Generally, the Company pays a licensee approximately 55% (60% for certain licensees who have longer relationships with the Company). There is no payment to the licensees based solely on revenues. For the three months ended November 30, 2004 and 2003, total licensee distributions were approximately $1.6 million, and for the nine months ended November 30, 2004 and 2003 total licensee distributions were approximately $4.7 million and $5.1 million, respectively, and are included in the general and administrative expenses.

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

Revenues generated from the sales of licensees and initial licensee fees are recognized upon signing of the licensee agreement, if collectibility of such amounts is reasonably assured, since the Company has performed substantially all of its obligations under its licensee agreements by such date. Included in revenues for the nine months ended November 30, 2004 and 2003 is $865 and $457 of licensee fees, respectively.

8. LICENSEE SALES

The Company includes in its service revenues, service costs and general and administrative costs, revenues and costs associated with its Licensees. Summarized below is the detail associated with above discussed items for the three and nine months ended November 30, 2004 and 2003, respectively.

---------------------------------------------------------------------------------------------
                     Three Months       Three Months        Nine Months        Nine Months
                         Ended              Ended              Ended              Ended
                   November 30, 2004  November 30, 2003  November 30, 2004  November 30, 2003
---------------------------------------------------------------------------------------------
Company Service
Revenue                 $12,018            $18,738            $41,518           $ 59,865
---------------------------------------------------------------------------------------------
Licensee Service
Revenue                 $12,525            $13,645            $39,224           $ 40,201
---------------------------------------------------------------------------------------------
Total Revenue           $24,543            $32,383            $80,742           $100,066
---------------------------------------------------------------------------------------------
Company Service
Costs                   $ 9,904            $14,584            $32,029           $ 46,358
---------------------------------------------------------------------------------------------
Licensee Service
Costs                   $ 9,978            $11,065            $31,720           $ 32,489
---------------------------------------------------------------------------------------------
Total Service Costs     $19,882            $25,649            $63,749           $ 78,847
---------------------------------------------------------------------------------------------
Company General
and administrative
costs                   $ 4,248            $ 4,250            $12,505           $ 14,246
---------------------------------------------------------------------------------------------
Licensee Royalty        $ 1,246            $ 1,226            $ 3,354           $  3,644
---------------------------------------------------------------------------------------------
Total General and
administrative costs    $ 5,494            $ 5,476            $15,859           $ 17,890
---------------------------------------------------------------------------------------------

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

9. GOODWILL - On March 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Intangible Assets" (SFAS 142). SFAS 142 includes requirements to annually test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, the Company no longer amortizes goodwill and indefinite lived intangibles. As described in note 10 the Company has written-off $449,000 of goodwill associated with office closings as compared to $889,000 of goodwill associated with closed offices in November 2003.

10. OFFICE CLOSING AND RESTRUCTURING CHARGES- In the third quarter of fiscal 2004, the Company recorded a charge associated with the closing of seven offices in the amount of $2.6 million of which $889,000 was for the write-off of goodwill. The Company expects the restructure to result in a lower overall cost structure to allow it to focus resources on offices with greater potential for better overall growth and profitability. As of November 30, 2004 the Company has paid $653 for severance and other costs associated with the office closings. As of November 30, 2004 the Company's accounts payable and accrued expenses included $154 of remaining costs accrued consisting mainly of severance and lease costs. The severance and remaining other exit costs will be paid in fiscal 2005. The remaining lease costs will be paid through the term of the related leases which expire at various dates through January 2007. In the third quarter of Fiscal 2005 the Company has written-off $449,000 of goodwill associated with offices that were closed during the quarter.

11. GUARANTEE OF TLCS LIABILITY - The Company is contingently liable on $2.3 million of obligations owed by TLCS which is payable over eight years. On November 8, 2002, TLCS filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. As a result, the Company had recorded a provision of $2.3 million representing the balance outstanding on the related TLCS obligations. The Bankruptcy Court has approved the plan for concluding the TLCS Bankruptcy. The plan provides for, among other things, that claims falling within this guarantee should be paid in full. The assets of TLCS have been sold by the bankruptcy court and the Company has been advised that the sale price is sufficient to cover the claims of TLC creditors. The Company which is entitled to be indemnified by TLCS if it has to pay any monies on the guarantee, has filed claims for such indemnification in TLCS Bankruptcy case. Those claims have not been disputed. Based on the above facts the Company and its legal counsel have concluded that it is no longer probable that the Company will be liable for any amounts under the guarantee and at November 30, 2004 the Company has reversed the provision for such guarantee.

12. CONTINGENCIES -The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of business. Management believes the disposition of these lawsuits will not have a material effect on its financial position, results of operations or cash flows.

13. RECENT ACCOUNTING PRONOUNCEMENTS

The FASB has issued a revision to Statement 123 (123R), Share-Based Payment, which requires companies to record the fair value of all stock options as a charge to operations. Companies will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. Statement 123R is effective at the beginning of the first interim or annual reporting periods beginning after June 15, 2005. the adoption of this standard will have no impact on the Company's financial position and the Company has not yet concluded as to what impact it may have on its results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

14. SHAREHOLDERS EQUITY

The Company accounts for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No 25 " Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. Had the Company determined compensation expense based on the fair value at the grant dates for those awards consistent with the method of SFAS 123, the Company's net income (loss) per share would have been increased to the following pro forma amounts:

-------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)  For the three     For the three      For the nine       For the nine
                                        months ended      months ended      months ended       months ended
                                      November 30,2004  November 30,2003  November 30, 2004  November 30,2003
-------------------------------------------------------------------------------------------------------------
Net  (loss) as reported                  $ (1,297)         $ (5,047)          $ (1,582)          $ (5,920)
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
Deduct total stock based employee  compensation  expense  determined  under fair value based on methods for all
awards                                   $    283          $     61           $    874           $    110
-------------------------------------------------------------------------------------------------------------
Pro forma net (loss)                     $ (1,580)         $ (5,108)          $ (2,456)          $ (6,030)
-------------------------------------------------------------------------------------------------------------
Basic net (loss) per share as
reported                                 $   (.05)         $   (.20)          $   (.07)          $   (.25)
-------------------------------------------------------------------------------------------------------------
Pro forma basic (loss) per
share as reported                        $   (.06)         $   (.21)          $   (.10)          $   (.25)
-------------------------------------------------------------------------------------------------------------
Diluted (loss) per share as
reported                                 $   (.05)         $   (.20)          $   (.07)          $   (.25)
-------------------------------------------------------------------------------------------------------------
Pro forma diluted (loss) per
share as reported                        $   (.06)         $   (.21)          $   (.10)          $   (.25)
-------------------------------------------------------------------------------------------------------------

On April 19, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners L.P. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to the investor shares of common stock for a total purchase price of up to $5,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, the investor will pay 97% of the lowest closing bid price of the common stock during the five consecutive trading days immediately following the notice date. The investor, Cornell Capital Partners, L.P., is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Cornell Capital Partners, L.P. will retain 5% of each advance under the Standby Equity Distribution Agreement. In addition, we engaged Arthur's, Lestrange & Company Inc., a registered broker-dealer, to advise us in connection with the Standby Equity Distribution Agreement. For its services, Arthur's, Lestrange & Company Inc. received 18,182 shares of our common stock. The company has filed with the Securities and Exchange Commission a registration statement to register the resale of the shares issued under the Standby Equity Distribution Agreement. The registration statement was declared effective on November 5, 2004.

On November 26, 2004 the Company sold 104,320 shares of common stock at $0.41 per share under the Standby Equity Distribution Agreement. The proceeds form this sale of $42 were used to reduce the promissory note to Cornell Capital from$425 to $383.

Subsequent to November 30, 2004 the Company sold 361,952 shares of common stock at prices ranging from $0.34 to $0.37 per share under the Standby Equity Agreement. The proceeds from these sales were used to reduce the promissory note to Cornell Capital.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 2004 ("THE 2004 PERIOD") TO THE THREE MONTHS ENDED NOVEMBER 30, 2003 ("THE 2003 PERIOD")

TOTAL REVENUES: Total revenues for the three month period ended November 30, 2004 were $24.5 million, a decrease of $7.8 million or 24.1% from total revenues of $32.4 million for the three months ended November 30, 2003. The reduction in revenues is due to closing marginally performing offices during the second half of 2003 as well as the closing of one office and two licensee's during the three months ended November 30, 2004. Three offices were closed during the three months ended November 30, 2003. Until the demand for nurses returns to prior levels, we may continue to see revenue decline in our existing businesses which would continue our trend of losses. If revenues continue to significantly decline, our ability to continue operations could be jeopardized. To offset the decline in the per diem nursing revenue, we are actively recruiting new licensees, of which three were opened in the three months ended November 30, 2004 as well as looking into other areas of revenue generation such as Vendor on Premise and Pharmacy staffing.

Service costs were 81.0% and 79.2% for the three months ended November 30, 2004 and 2003 respectively. Service costs have increased due to higher wages which the Company has not been able pass on to its clients . Service costs represent the direct costs of providing services to patients or clients, including wages, payroll taxes, travel costs, insurance costs, medical supplies and the cost of contracted services.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $5.5 million for the three months ended November 30, 2004 and 2003. General and administrative costs, expressed as a percentage of total revenues, was 22.4% for the three month period ended November 30, 2004 versus 16.9% for the three months ended November 30, 2003. The increase in general and administrative costs as a percentage of revenue is due to the decrease in revenue and the Company being unable to decrease fixed costs at the same rate of decline.

OFFICE CLOSING AND RESTRUCTURING CHARGE: For the Quarter ended November 30, 2003 The Company recorded a charge associated with the closing of certain offices in the amount of $2.6 million. The Company expects the restructure to result in a lower overall cost structure to allow it to focus resources on offices with greater potential for better overall growth and profitability. The components of the charge were as follows:

------------------------------------------------------------------------------
Components                       Qarter ended November 30, 2003 (in thousands)
------------------------------------------------------------------------------
 Write-off of fixed assets              $   892
------------------------------------------------------------------------------
 Write-off of related goodwill              889
------------------------------------------------------------------------------
Severance costs and other Benefits          608
------------------------------------------------------------------------------
Other                                       200
                                         -------
------------------------------------------------------------------------------
   Total Restructuring Charge           $ 2,589
------------------------------------------------------------------------------

As of November 30, 2003 the Company had paid essentially none of the severance and other costs associated with the office closings. As of November 30, 2003 the Company's accounts payable and accrued expenses included $807,000 of remaining costs accrued consisting mainly of severance and lease costs. For the three months ended November 30 , 2004 office charges and restructuring was composed entirely of a write-off of goodwill in the amount of 449.

DEPRECIATION AND AMORTIZATION: Total Depreciation and Amortization for the three months ended November 30, 2004 was $338 a decrease of $242 from $580 for the three months ended November 30, 2003. The reduction is due to the write-off of fixed assets (which charge was included in office closing and restructuring charges) that no longer need to be depreciated.

INTEREST EXPENSE, NET: Interest expense, net for the three months ended November 30, 2004 was $1,033 as compared to $1,095 for the same period in the prior year.

GUARANTEE OF TLCS LIABILITY - The Company is contingently liable on $2.3 million of obligations owed by TLCS which is payable over eight years. On November 8, 2002, TLCS filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. As a result, the Company had recorded a provision of $2.3 million representing the balance outstanding on the related TLCS obligations. The Bankruptcy Court has approved the plan for concluding the TLCS Bankruptcy. The plan provides for, among other things, that claims falling within this guarantee should be paid in full. The assets of TLCS have been sold by the bankruptcy court and the Company has been advised that the sale price is sufficient to cover the claims of TLCS creditors. The Company which is entitled to be indemnified by TLCS if it has to pay any monies on the guarantee, has filed claims for such indemnification in TLCS Bankruptcy case. Those claims have not been disputed. Based on the above facts the Company and its legal counsel have concluded that it is no longer probable that the Company will be liable for any amounts under the guarantee and at November 30, 2004 the Company has reversed the provision for such guarantee

PROVISION (BENEFIT) FOR INCOME TAXES: For the three months ended November 30, 2004 and 2003 the Company recorded an expense for income taxes of $939 and $2,041 respectively. The current provision provides for state and local income taxes representing minimum taxes due to certain states as well as the reduction in deferred taxes for the quarter ended November 30, 2004 of $915 that pertains to the reversal of the TLC Guarantee.

COMPARISON OF NINE MONTHS ENDED NOVEMBER 30, 2004 ("THE 2004 PERIOD") TO THE NINE MONTHS ENDED NOVEMBER 30, 2003 ("THE 2003 PERIOD")

TOTAL REVENUES-Total revenues for the nine month period ended November 30, 2004 were $80.7 million, a decrease of $19.3 million or 19.3% from total revenues of $100.1 million for the nine months ended November 30, 2003. Two offices and four licensee's were closed during the nine months ended November 30, 2004 and six offices were closed during the nine months ended November 30, 2003. Until the demand for nurses returns to prior levels, we may continue to see revenue decline in its existing businesses which would continue our trend of losses. If revenues continue to significantly decline, our ability to continue operations could be jeopardized. To offset the decline in its per diem nursing, we are actively recruiting new licensees of which nine were opened during the nine months ended November 30, 2004 as well as looking into other areas of revenue generation such as Vendor on Premise and Pharmacy staffing.

Service costs were 78.9% and 78.8% for the nine months ended November 30, 2004 and 2003 respectively. Service costs represent the direct costs of providing services to patients or clients, including wages, payroll taxes, travel costs, insurance costs, medical supplies and the cost of contracted services.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $15.9 million for the nine months ended November 30, 2004 as compared to $17.9 million for the same period in 2003. General and administrative costs, expressed as a percentage of total revenues, were 19.6% and 17.9% for the nine months ended November 30, 2004 and 2003 respectively. The increase in the percentage of total revenues is due to the Company not being able to reduce administrative costs at the same pace as the revenue decline. The dollar decrease in the 2004 period is the result of the reduction in royalty payments to licenses due to decreased revenues as well as the savings realized from the offices we closed during 2004 and 2003 and the reduction of back office staff. For the nine months ended November 30, 2004 the reduction in royalty payments represented 25 % of the reduction in administrative expenses, savings from closed offices represented 45% and the reduction in back office staff represented 30% of the decrease in general and administrative expenses.

OFFICE CLOSING AND RESTRUCTURING  CHARGE: For the nine months ended November
30, 2003 The Company recorded a charge associated with the closing of certain offices in the amount of $2.6 million. The Company expects the restructure to result in a lower overall cost structure to allow it to focus resources on offices with greater potential for better overall growth and profitability. The components of the charge were as follows:



-------------------------------------------------------------------------------
Components                     Quarter ended November 30, 2003 (in thousands)
-------------------------------------------------------------------------------

Write-off of fixed assets             $   892
-------------------------------------------------------------------------------
Write-off of related goodwill             889
-------------------------------------------------------------------------------
Severance costs and other Benefits        608
-------------------------------------------------------------------------------
Other                                     200
                                      -------
-------------------------------------------------------------------------------
   Total Restructuring Charge         $ 2,589
-------------------------------------------------------------------------------

As of November 30, 2003 the Company had paid essentially none of the severance and other costs associated with the office closings. As of November 30, 2003 the Company's accounts payable and accrued expenses included $807,000 of remaining costs accrued consisting mainly of severance and lease costs.

For the nine months ended November 30 , 2004 office charges and restructuring was composed entirely of a write-off of goodwill in the amount of 449.

DEPRECIATION AND AMORTIZATION: Total Depreciation and Amortization for the nine months ended November 30, 2004 was $1,006 a decrease of $755 from $1,761 for the nine months ended November 30, 2003. The reduction is due to the write-off of fixed assets (which charge was included in office closing and restructuring charges) that no longer need to be depreciated.

INTEREST EXPENSE, NET: For the nine months ended November 30, 2004 Interest expense, net was $3,257 as compared to $3,058 for the same period last year. The increase in the period is primarily due to the interest costs associated with our term loan facility and to increased interest rates associated with its revolving line of credit which increased during the third quarter of fiscal 2005.

GUARANTEE OF TLCS LIABILITY - The Company is contingently liable on $2.3 million of obligations owed by TLC's which is payable over eight years. On November 8, 2002, TLCS filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. As a result, the Company had recorded a provision of $2.3 million representing the balance outstanding on the related TLCS obligations. The Bankruptcy Court has approved the plan for concluding the TLC Bankruptcy. The plan provides for, among other things, that claims falling within this guarantee should be paid in full. The assets of TLC have been sold by the bankruptcy court and the Company has been advised that the sale price is sufficient to cover the claims of TLC creditors. The Company which is entitled to be indemnified by TLC if it has to pay any monies on the guarantee, has filed claims for such indemnification in TLC's Bankruptcy case. Those claims have not been disputed. Based on the above facts the Company and its legal counsel have concluded that it is no longer probable that the Company will be liable for any amounts under the guarantee and at November 30, 2004 the Company has reversed the provision for such guarantee.

PROVISION (BENEFIT) FOR INCOME TAXES: For the nine months ended November 30, 2004 Company recorded an expense for income taxes of $990 as compared to $1,929. The current provision provides for state and local income taxes representing minimum taxes due to certain states as well as the reduction in deferred taxes for the nine months ended November 30, 2004 of $915 that pertains to the reversal of the TLC Guarantee.

Liquidity and Capital Resources

The Company funds its cash needs through various equity and debt issuances and through cash flow from operations. The Company generally pays its billable employees weekly for their services, and remits certain statutory payroll and related taxes as well as other fringe benefits. Invoices are generated to reflect these costs plus its markup.

Cash and Cash equivalents increased by $333 as of November 30, 2004 as compared to February 29, 2004 as a result of cash provided by operating activities of $4.1 million, Cash used in investing activities of $76 and cash used in financing activities of $3.7 million. Cash provided by operating activities was primarily due to a decline in accounts receivable, partially offset by an increase in prepaids and other current assets. Cash used in financing activities was primarily used to pay notes and capital lease obligations.

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

On October 13, 2004 we received a waiver in perpetuity from HFG Healthco-4 LLC for non-compliance of certain Facility covenants as of August 31, 2004.

On January 13, 2005 we received a waiver in perpetuity from HFG Healthco-4LLC for non-compliance of certain Facility covenants as of August 31, 2004

Working capital was $(5.9) million as of November 30, 2004 as compared to and $19.7 million on February 29, 2004. The decline in working capital is primarily due to Classification of the Company's credit facility as a current liability (see discussion below). Excluding the credit facility, working capital would have been $15.8 million as of November 30, 2004. Excluding the credit facility the decline in working capital is primarily related to a decrease in sales and the corresponding decline in accounts receivable.

Operating cash flows have been the Company's primary source of liquidity and historically have been sufficient to fund its working capital, capital expenditures, and internal business expansion and debt service. The Company's cash flow has been aided by the recent sale of unregistered equity securities, securities convertible into equity and by the debt restructuring completed on June 13, 2003. Management believes that our capital resources are sufficient to meet our working capital requirements for the next twelve months. The Company's existing cash and cash equivalents are not sufficient to sustain our operations for any length of time. The Company's revolving loan facility comes due in November 2005 and as such has been classified as a current liability as of November 30, 2005. The Company plans on refinancing this loan facility prior to its expiration. There can be no assurance that the Company will be able to refinance our revolving loan facility. The Company does not have enough capital to operate the business without the revolving loan facility. The Company is also subject under the current loan facility to certain financial covenants. Though the Company believes that it will meet those covenants it is possible if revenue continues to decline and the Company cannot reduce its costs appropriately that the Company may violate the covenants. In the past when the Company has violated covenants the Company has been able to receive a waiver or amendment of those covenants from the lender HFG Healthco-4 LLC. It is expected that if the Company violates a covenant the Company will be able to receive a waiver. If the Company is unable to receive a waiver then the Company would be in default of its lending agreement. The Company expects to meet its future working capital, capital expenditure, internal business expansion, and debt service from a combination of operating cash flows, funds available under the $35 million revolving loan facility and funds form the Standby Equity Distribution Agreement with Cornell Capital Partners, as available. No assurance can be given, however, that this will be the case. The Company does not have sufficient capital to run its operations with out a financing facility and would have to look to alternative means such as the sale of stock or the sale of certain assets to finance operations. There can be no assurance that additional financing will be available when required, or, if available, will be available on satisfactory terms.

We anticipate that capital expenditures for furniture and equipment, including improvements to our management information and operating systems during the next twelve months will be approximately $200.

On April 19, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Pursuant to the Standby Equity Distribution Agreement, the Company may, at the Company's discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $5,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay the Company 97% of the lowest closing bid price of the common stock during the five consecutive trading days immediately following the notice date. Further, the Company has agreed to pay Cornell Capital Partners, L.P. 5% of the proceeds that the Company receives under the Standby Equity Distribution Agreement. The Agreement is subject to the Company filing and maintaining an effective S-1 registration. On November 6, 2005 the S-1 registration filed by the Company was deemed effective by the Securties and Exchange Commission. On November 26, 2004 the Company sold 104,320 shares of common stock at $0.41 per share under the Standby Equity Agreement. The proceeds form this sale of $42 were used to reduce the promissory note to Cornell Capital from$425 to $383.Subsequent to November 30, 2004 the Company sold 361,952 shares of common stock at prices ranging from $0.34 to $0.37 per share under the Standby Equity Agreement. The proceeds from these sales were used to reduce the promissory note to Cornell Capital.


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

Risk Factors 51.

THE COMPANY HAS EXPERIENCED LOSSES FROM OPERATIONS AND HAS A WORKING CAPITAL DEFICIENCY. The Company has incurred losses of $1,582 and $6,180 for the nine month period ended November 30, 2004, and the year ended February 28, 2004, respectively. As a result of the Company's bank debt, which comes due in November 2005, being classified as a current liability, the Company has negative working capital of $(5.9)million. The Company's ability to continue as a going concern is dependent upon its ability to restructure its bank debt, generate sufficient cash flow from operations and continued availability from the Company's equity line of credit.


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

IF OUR INSURANCE COSTS INCREASE SIGNIFICANTLY, THESE INCREMENTAL COSTS COULD NEGATIVELY AFFECT OUR FINANCIAL RESULTS. The costs related to obtaining and maintaining workers compensation, professional and general liability insurance and health insurance for healthcare providers has been increasing as a percentage of revenue. Our cost of workers compensation, professional and general liability and health insurance for healthcare providers for the fiscal year ending February 29, 2004, and for the nine months ended November 30 , 2004 were $4.6 million and $2.7 million respectively. The corresponding gross margin for the same time periods were 20.9%, and 21.1% respectively. If the cost of carrying this insurance continues to increase significantly, we will recognize an associated increase in costs which may negatively affect our margins. This could have an adverse impact on our financial condition and the price of our common stock.

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

WE HAVE A SUBSTANTIAL AMOUNT OF GOODWILL ON OUR BALANCE SHEET. A SUBSTANTIAL IMPAIRMENT OF OUR GOODWILL MAY HAVE THE EFFECT OF DECREASING OUR EARNINGS OR INCREASING OUR LOSSES. As of November 30, 2004, we had $31.8 million of unamortized goodwill on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At November 30, 2004, goodwill represented 47.2% of our total assets.

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

OUR ABILITY TO BORROW UNDER OUR CREDIT FACILITY MAY BE LIMITED. We have a $35 million dollar asset-based revolving credit line with HFG Healthco-4 LLC. As of November 30, 2004 we had approximately $19.3 million, outstanding under the revolving credit line with HFG Healthco-4 LLC with additional borrowing capacity of $0.0 million. Our ability to borrow under the credit facility is based upon, and thereby limited by, the amount of our accounts receivable. Any material decline in our service revenues could reduce our borrowing base, which could cause us to lose our ability to borrow additional amounts under the credit facility. In such circumstances, the borrowing availability under the credit facility may not be sufficient for our capital needs.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

Interest Rate Sensitivity: The Company's primary market risk exposure is interest rate risk. The Company's exposure to market risk for changes in interest rates relates to its debt obligations under its Facility described above. Under the Facility, the interest rate is 6.85% over LIBOR. At November 30, 2004, drawings on the Facility were $19.3 million. Assuming variable rate debt at November 30, 2004, a one point change in interest rates would impact annual net interest payments by $193. The Company does not use derivative financial instruments to manage interest rate risk. I



ITEM 4.  CONTROLS AND PROCEDURES

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - See Note 8 in PART I. - ITEM 1.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Information relating to shares of common stock of the Company sold by the Company during the fiscal quarter ended November 30, 2004, which were not registered under the Securities Act of 1933, as amended (the"Securities Act"), is incorporated by reference to the discussion in the following portions of Part I of this Report: In Item 1, Note 1 to the Financial Statements relating to Convertible Debentures and Promissory Notes, and Note 14 to the Financial Statements relating to Shareholders Equity; and in Item 2, Management Discussion and Analysis, the section entitled "Liquidity and Capital Resources." Those sales were made under the exemption from registration contained in Section 4(2) of the Securities Act and Rule 152 of the Securities and Exchange Commission issued under that Section.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(A)  The Company held its Annual Meeting of Shareholders on August 4, 2004

(B)  The shareholders voted on and elected the following directors as follows:



                              NOMINEE              FOR           WITHELD
                         -----------------------------------------------
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


The following directors who were not up for election will continue in office:
                                           Stephen Savitsky
                                           David Savitsky
                                           Jonathan Halpert

(C) The share holders voted on and approved a resolution to authorize the Company to issue a number of shares ofcommon stock in excess of 20% of the amount of shares of such stock which is currently outstanding in connection with a financing arrangement with Cornell Capital Partners, LP:


                        FOR           AGAINST          ABSTAIN       WITHELD
                    --------------------------------------------------------
                    16,026,900      907,784          29,957       8,477,577


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits

         Exhibit 31 - Certifications

         Exhibit 32 - Section 1350 Certifications


(B)      Reports on Form 8-K

          The Company filed a current report on Form 8-K on June 2, 2004 to furnish its press release reporting results for the Fourth Quarter ended February 29, 2004.

          The Company filed a current report on Form 8-K on July 2, 2004 to furnish its press release announcing it had entered into an agreement for a five million dollar Stanby Equity Distribution Agreement with Cornell Capital Partner LP.

          The Company filed a current report on Form 8-K on July 15, 2004 to furnish its press release reporting results for the first quarter for the fiscal year ending February 28, 2005.

          The Company filed a current report on Form 8-K on October 20, 2004 to furnish its press release reporting results for the second quarter for the fiscal year ending February 28, 2005.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: January 14, 2005         ATC HEALTHCARE, INC.

                                By: /s/ Andrew Reiben
                                -------------------------------------------
                                Andrew Reiben
                                Senior Vice President, Finance
                                Chief Financial Officer and
                                Treasurer (Authorized Officer and
                                Principal Financial and Accounting Officer)