Form 10-K
period 2005-02-28
ATC HEALTHCARE INC /DE/
filed 2005-06-13
CIK 720480

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended February 28, 2005
                                 -----------------

                                       OR

|_| TRANSITION REPORT SUBJECT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period from _____________ to _____________

                         Commission File Number: 0-11380

                              ATC HEALTHCARE, INC.
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                           11-2650500
------------------------------------------          ----------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

  1983 Marcus Avenue, Lake Success, NY                         11042
------------------------------------------          ----------------------------
(Address of Principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:      (516) 750-1600
                                                    ----------------------------


Securities registered pursuant to                             Name of Exchange
Section 12 (b) of the Act:           Title of Each Class     on Which Registered
                                     -------------------     -------------------
                                     Class A Common Stock,     American Stock
                                     $.01 par value               Exchange

Securities registered pursuant to Section 12 (g) of the Act:   None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
               Yes |X|         No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Securities Exchange Act of 1934.
               Yes |_|         No |X|

As of May 20, 2005, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $9,391,613 based on a closing sale price of $0.33 per share. The number of shares of Class A Common Stock outstanding on May 20, 2005 was 28,459,433.

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

Operations

We provide supplemental staffing to health care facilities through our network of 52 offices in 33 states, of which 39 are operated by 31 licensees and 13 are owned and operated by us. We offer our clients qualified health care associates in over 60 job categories ranging from the highest level of specialty nurse, including critical care, neonatal and labor and delivery, to medical administrative staff, including third party billers, administrative assistants, claims processors, collection personnel and medical records clerks. The nurses provided to clients include registered nurses, licensed practical nurses and certified nursing assistants. Other services include allied health staffing which includes mental health technicians, a variety of therapists (including speech, occupational and physical), radiology technicians and phlebotomists.

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

For fiscal 2005, 2004, and 2003, total staffing licensee distributions net of discontinued operations were approximately $ 6.0 million, $6.6 million, and $9.0 million, respectively.

Personnel, Recruiting and Training

We employ approximately 10,000 individuals who render staffing services and approximately 122 full time administrative and management personnel. Approximately 84 of these administrative employees are located at the branch offices and 38 are located at the administrative office in Lake Success, New York.

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

Recent Acquisitions And Dispositions

Asset Purchase with CMS Capital Ventures
On February 28, 2003, we purchased from CMS Capital Ventures all the assets relating to their office locations in Dallas/Fort Worth, Texas and Atlanta, Georgia which provide temporary medical staffing services. The assets purchased consisted primarily of intangible assets and goodwill. The primary operations of CMS Capital Ventures were in a different segment of the medical staffing business, and it was looking to divest its nurse staffing offices in Atlanta and Dallas/Ft. Worth. We had an existing licensee in Atlanta that was seeking to add revenue and additional contracts through the acquisition. We also were interested in expanding our operations into the Dallas/Ft. Worth area and believed these offices would provide a good base of business to establish our presence. The negotiations for the asset purchase were conducted on an arms length basis. The purchase price for the CMS Capital Ventures assets was $1.0 million cash, which was paid at closing. In April 2003 we sold our interest in one of these temporary medical staffing companies to a franchisee for $0.13 million.

Assets Held For Sale

In December 2004, after reviewing the significant debt obligations of the Company and the alternatives thereto, the Board of Directors of the Company concluded and authorized the Company to sell its AllCare Nursing business. On April 22, 2005, the Company sold substantially all of the assets of its AllCare Nursing Services business, which consisted primarily of goodwill and accounts receivable, to Onward Healthcare, Inc. ("Onward") of Norwalk, Connecticut, for approximately $20.0 million in cash, of which $1.2 million was placed in escrow pending the collection of the accounts receivable. AllCare Nursing was located in Melville, New York, with offices in Union, New Jersey, and in Stratford, Connecticut, and provided supplemental staffing and travel nurses to healthcare facilities in the greater New York City metropolitan area, northern New Jersey, and Connecticut.

     The Company originally purchased AllCare Nursing, then known as Direct Staffing Inc. and DSS Staffing Corp. (together "Direct Staffing"), in January 2002 for $30.2 million in five percent interest-bearing promissory notes. The Company used the funds that it received from Onward to retire approximately $13.0 million in bank debt and to repay and restructure the $28.1 million in promissory notes outstanding to the sellers of Direct Staffing. In connection with obtaining its lender's consent to the sale and paying down its bank debt, the Company's revolving credit facility was permanently reduced from $35.0 million to $15.0 million. As a result of the repayment and restructuring of the Direct Staffing promissory notes, those obligations were reduced from $28.1 million to $8.1 million.

     The Company recorded a goodwill impairment of $3.8 million as of February 28, 2005, which represents the difference in the sales price of AllCare Nursing at February 28, 2005 and the value of the net assets including goodwill that the Company had on its financial statements as of that date.

     The Company's consolidated financial statements reflect the financial results of the AllCare Nursing business for the fiscal years 2005, 2004, and 2003 as a discontinued operation.

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

Furthermore, third party payers, such as health maintenance organizations, increasingly challenge the prices charged for medical care. Failure by hospitals and other healthcare facilities to obtain full reimbursement from those third party payers could reduce the demand for, or the price paid for our staffing services.


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


COMPETITION FOR ACQUISITION OPPORTUNITIES MAY RESTRICT OUR FUTURE GROWTH BY LIMITING OUR ABILITY TO MAKE ACQUISITIONS AT REASONABLE VALUATIONS.

Our business strategy includes increasing our market share and presence in the temporary healthcare staffing industry through strategic acquisitions of companies that complement or enhance our business. Between March 2001 and February 2003, we acquired nine unaffiliated companies. These companies had an aggregate of approximately $11.8 million in revenue at the time they were purchased. We have not completed any acquisitions since February 2003. We have historically faced competition for acquisitions. While to date such competition has not affected our growth and expansion, in the future such competition could limit our ability to grow by acquisitions or could raise the prices of acquisitions and make them less attractive to us.

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

While to date, we have generally not experienced problems, these acquisitions involve numerous risks, including:

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

Our January 2002 acquisition for $30.2 million of our AllCare Nursing business did not produce the results we anticipated, resulting in our decision to sell that business. In April 2005 we sold the AllCare Nursing business for approximately $20.0 million.In addition, the Company recorded a goodwill impairment of $3.8 million as of February 28, 2005. For a discussion of the benefits we derived from the sale see " Recent Acquisitions and Dispositions" above.


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


IF OUR INSURANCE COSTS INCREASE SIGNIFICANTLY, THESE INCREMENTAL COSTS COULD NEGATIVELY AFFECT OUR FINANCIAL RESULTS.

The costs related to obtaining and maintaining workers compensation, professional and general liability insurance and health insurance for healthcare providers has been increasing as a percentage of revenue. Our cost of workers compensation, professional and general liability and health insurance for healthcare providers for the fiscal years ending February 28, 2005, 2004 and 2003 was $1.9 million, $2.8 million and $3.4 million, respectively. The corresponding gross margin for the same time periods were 19.4.9%, 22.2% and 22.3%, respectively. If the cost of carrying this insurance continues to increase significantly, we will recognize an associated increase in costs that may negatively affect our margins. This could have an adverse impact on our financial condition and the price of our common stock.


IF WE BECOME SUBJECT TO MATERIAL LIABILITIES UNDER OUR SELF-INSURED PROGRAMS, OUR FINANCIAL RESULTS MAY BE ADVERSELY AFFECTED.

Except for a few states that require workers compensation through their state fund, we provide workers compensation coverage through a program that is partially self-insured. Zurich Insurance Company provides specific excess reinsurance of $300,000 per occurrence as well as aggregate coverage for overall claims borne by the group of companies that participate in the program. The program also provides for risk sharing among members for infrequent, large claims over $100,000. If we become subject to substantial uninsured workers compensation liabilities, our financial results may be adversely affected.


WE HAVE A SUBSTANTIAL AMOUNT OF GOODWILL ON OUR BALANCE SHEET. A SUBSTANTIAL IMPAIRMENT OF OUR GOODWILL MAY HAVE THE EFFECT OF DECREASING OUR EARNINGS OR INCREASING OUR LOSSES.

As of February 28, 2005, we had $27.1 million of goodwill on our balance sheet, of which $21.7 million was held for sale. The goodwill represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At February 28, 2005, goodwill represented 44% of our total assets and goodwill not held for sale represented 22% of the assets not held for sale.

     Historically, we amortized goodwill on a straight-line basis over the estimated period of future benefit of up to 15 years. In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 requires that, beginning on March 1, 2002, goodwill not be amortized, but rather that it be reviewed annually for impairment. In the event impairment is identified, a charge to earnings would be recorded. We have adopted the provisions of SFAS No. 141 and SFAS No. 142 as of March 1, 2002. Although it does not affect our cash flow, an impairment charge to earnings has the effect of decreasing our earnings. If we are required to take a charge to earnings for goodwill impairment, our stock price could be adversely affected.


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

OUR ABILITY TO BORROW UNDER OUR CREDIT FACILITY MAY BE LIMITED.

We have an asset-based revolving credit line with HFG Healthco-4 LLC that until April 22, 2005 had a maximum borrowing amount of $35.0 million. As of February 28, 2005 and February 29, 2004 we had approximately $18.8 million and $22.7 million, respectively, outstanding under the revolving credit line (of which $9.2 million and $12.2 million are held for sale respectively) with HFG Healthco-4 LLC with additional borrowing capacity of $0.1 million and $0.0 million, respectively. On April 22, 2005 we sold our AllCare Nursing business and applied approximately $13.0 million of the proceeds to repayment of our credit line. In connection with the transaction, the maximum amount of the credit line was reduced to $15.0 million and the credit line was extended until April 2008. At that time approximately $7.1 million was outstanding and we had additional borrowing capacity of $1.8 million. Our ability to borrow under the credit facility is based upon, and thereby limited by, the amount of our accounts receivable. Any material decline in our service revenues could reduce our borrowing base, which could cause us to lose our ability to borrow additional amounts under the credit facility. In such circumstances, the borrowing availability under the credit facility may not be sufficient for our capital needs.

WE HAVE A SIGNIFICANT WORKING CAPITAL DEFICIENCY BECAUSE OUR SENIOR DEBT IS CLASSIFIED AS CURRENT

In April 2005 when we sold our AllCare Nursing business and extended our revolving credit line, we agreed with our lender, HFG Healthco-4 LLC, to develop new financial covenants to better reflect the Company after that sale. HFG Healthco-4 LLC has agreed to waive all defaults of our old financial covenants but is requiring that we agree to mutually acceptable new covenants by June 30, 2005. Although we believe we will finalize the new covenants by June 30, 2005, we have not finalized the covenants as of the date of our financial statements. Because HFG Healthco-4 LLC could call our facility if we are unable to reach agreement, we have recorded our bank debt as a current liability in our financial statements, resulting in a working capital deficiency as of February 28, 2005 of $8.2 million. We do not have sufficient capital to repay the line or run our operations without a financing facility. There can be no assurance that additional financing will be available if required, or, if available, will be available on satisfactory terms.

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

ITEM 2.          PROPERTIES

The Company's business leases its administrative facilities in Lake Success, New York. The Lake Success office lease for approximately 14,305 square feet of office space expires in December 2010 provides for a current annual rent of $0.39 million and is subject to a 3.5% annual rent escalation. The Company believes that its administrative facilities are sufficient for its needs and that it will be able to obtain additional space as needed.

There are currently 52 staffing offices in 33 states, of which 13 are operated by the Company and 39 licensee staffing offices are operated by 31 licensees. These offices are typically small administrative offices serving a limited geographical area. The licensee offices are owned by licensees or are leased by the licensee from third-party landlords. The Company believes that it will be able to renew or find adequate replacement offices for all of the leases of the staffing offices leased by it which are scheduled to expire within the next twelve months at comparable costs to those currently being incurred.

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


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II.
ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY,
                 RELATED STOCKHOLDER MATTERS AND ISSUER
                 PURCHASES OF EQUITY SECURITIES

(A)              Market Information

The Company has outstanding two classes of common equity securities: Class A Common Stock and Class B Common Stock. In March 2002, the Company's Class A Common Stock commenced trading on the American Stock Exchange under the symbol "AHN".

The following table sets forth, the high and low sale prices for the Class A Common Stock for each quarter during the two fiscal years ended February 28, 2005, as reported by the American Stock Exchange.

Fiscal Year ended February 29, 2004                High        Low
-------------------------------------------------------------------
1st quarter ended May 31, 2003                    $0.90      $0.50
-------------------------------------------------------------------
2nd quarter ended August 31, 2003                 $1.15      $0.51
-------------------------------------------------------------------
3rd quarter ended November 30, 2003               $1.01      $0.60
-------------------------------------------------------------------
4th quarter ended February 28, 2004               $0.75      $0.46
-------------------------------------------------------------------
Fiscal Year ended February 28, 2005                High        Low
-------------------------------------------------------------------
1st quarter ended May 31, 2004                    $0.64      $0.50
-------------------------------------------------------------------
2nd quarter ended August 31, 2004                 $0.59      $0.25
-------------------------------------------------------------------
3rd quarter ended November 30, 2004               $0.64      $0.41
-------------------------------------------------------------------
4th quarter ended February 28, 2005               $0.52      $0.26
-------------------------------------------------------------------

There is no established public trading market for the Company's Class B Common Stock, which has ten votes per share and upon transfer is convertible automatically into one share of Class A Common Stock, which has one vote per share.


(B)  Holders

As of February 28, 2005, there were approximately 271 holders of record of Class A Common Stock (including brokerage firms holding stock in "street name" and other nominees) and 361 holders of record of Class B Common Stock.


(C)  Dividends

The Company has never paid any dividends on its shares of Class A or Class B Common Stock. The Company does not expect to pay any dividends for the foreseeable future as all earnings will be retained for use in its business.

(D)  Securities Authorized for Issuance Under Equity Compensation Plans


   Plan Category    Number of Securities to   Weighted-Average      Number of Securities Remaining
                           be issued               Exercise                   Available for
                       Upon Exercise of     Price of Outstanding     Future Issuance under Equity
                      Outstanding Options,         Options,                   Compensation
                    Warrants and Rights (a)  Warrants and Rights      Plans (excluding securites
                                                                        reflected in column (a))
-----------------------------------------------------------------------------------------------------

Equity compensation
plans approved by
security holders          4,226,882                 $0.59                      2,039,235
-----------------------------------------------------------------------------------------------------

Equity compensation
plans not approved
 by
security holders (1)        400,000                 $1.02                      2,600,000
-----------------------------------------------------------------------------------------------------

Total                     4,626,882                 $0.63                      4,639,235
-----------------------------------------------------------------------------------------------------



(1) During fiscal 2001, the Company adopted a stock option plan (the "2000 Stock Option Plan") under which an aggregate of three million shares of common stock are reserved for issuance. Both key employees and non-employee directors, except for members of the compensation committee, are eligible to participate in the 2000 Stock Option Plan.

(E)  Recent Sales of Unregistered Securities

The following is certain information concerning the sale by the Company of securities which were not registered under the Securities Act of 1933 during the fiscal year ended February 28, 2005. Those sales were made under the exemption from registration contained in Section 4(2) of the Securities Act and Rule 152 of the Securities and Exchange Commission issued under that Section.

On April 19, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Pursuant to the Standby Equity Distribution Agreement, we may at our discretion, periodically sell to Cornell Capital Partners shares of Common stock for a total purchase price of up to $5.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners pays up us 97% of the lowest closing bid price of the common stock during the five consecutive trading days immediately following the notice date. Further, we have agreed to pay Cornell Capital Partners, L.P. 5% of the proceeds that we receive under the Standby Equity Distribution Agreement.

On April 19, 2004 upon execution of the Standby Equity Distribution Agreement, a Convertible Debenture in the principal amount of $0.14 million to Cornell Capital Partners as a commitment fee. The Convertible Debenture has a term of three years, accrues interest at 5% and is convertible into the Company's common stock at a price per share of 100% of the lowest closing bid price for the three days immediately preceding the conversion date. At February 28, 2005 $0.1 million was outstanding on the promissory note.

From time to time since November 2004 we have issued promissory notes to Cornell Capital Partners to evidence loans made to us by Cornell Capital Partners, the proceeds of which were used to fund our general working capital needs. It has been contemplated that those Notes will be repaid from the proceeds of sales of Class A Common Stock to Cornell Capital Partners under the Standby Equity Distribution Agreement. During the fiscal year ended February 28, 2005, we issued Cornell Capital Partners 1,682,104 shares under the Standby Equity Distribution Agreement and the Convertible Debenture (of which 1,577,784 were issued in the fourth quarter) for purchase prices between $0.27 and $0.41 per share. The proceeds from the sales under the Standby Equity Distribution Agreement were used to reduce our promissory note obligation to Cornell Capital Partners.

In April 2004 the Company issued $0.5 million of Convertible Notes due April 2, 2005 and warrants to purchase 250,000 shares of Class A common stock at $0.75 per share. The Convertible Notes do not bear interest and are to be repaid in Common Stock of the Company priced at the effective price at which Common Stock or securities convertible into Common Stock of the Company was sold between October 2, 2004 and April 2, 2005. The Company is in the process of issuing Common Stock priced at $0.27 per share to repay the Notes.

On November 11, 2004 the Company issued a promissory note in the principal amount of $0.4 million to Cornell Capital Partners, LP for a $0.4 million advance against the Standby Equity Distribution Agreement. As was contemplated the note was repaid through issuances of Class A Common stock to Cornell Capital Partners under the Standby Equity Distribution Agreement. Proceeds from this advance were used to fund general working capital needs.

On December 15, 2004 the Company sold a $1.5 million 15% Convertible Subordinated Note to the wife of one of the Executive officers of the Company. The Note bears interest at 15% per annum and matures on January 15, 2007. It is to be repaid in eight equal installments commencing April 15 ,2005, subject to restrictions on the sources of such payment. At the option of the holder, all or a portion of the Note may be converted at any time, plus accrued but unpaid interest, into shares of Class A Common Stock at a per share price equal to the closing bid price of the Common Stock on the date of conversion

On February 18, 2005 the Company issued a Promissory Note to Cornell Capital Partners L.P. in the principal amount of $0.82 million . As was contemplated, the Note is to be repaid through issuances of Class A Common stock to Cornell Capital Partners under the Standby Equity Distribution Agreement between the Company and Cornell Captial Partners. At February 28, 2005 $0.76 million was outstanding on the Promissory Note. Proceeds from this advance were used to fund general working capital needs.

ITEM 6.

SELECTED FINANCIAL DATA (in thousands, except per share data)

The following table provides selected historical consolidated financial data of the Company as of and for each of the fiscal years in the five year period ended February 28, 2005 and reflects the results of operations and net assets of the AllCare Nursing business as discontinued operations for the periods presented. The data has been derived from the Company's audited financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" which is contained in this report.


                                                    Feb 28, 2005  Feb 29, 2004  Feb 28, 2003  Feb 28, 2002  Feb 28, 2001
CONSOLIDATED OPERATIONS DATA:
(all amounts in thousands except per share data)
Revenues:                                               $ 67,937     $ 81,210     $ 98,877     $ 94,482     $ 78,816
                                                    -----------------------------------------------------------------
(Loss) Income from continuing operations                  (8,459)      (7,872)      (5,010)       1,075       (2,994)
                                                    -----------------------------------------------------------------
(Loss) Income from discontinued operations                (1,945)       1,692        2,177        2,518        1,928
                                                    -----------------------------------------------------------------
Net (loss) income                                       $(10,404)    $ (6,180)    $ (2,833)    $  3,593     $ (1,066)
                                                    -----------------------------------------------------------------
(Loss) Income Earnings Per Share:
Loss from continuing operations:
(Loss) Income per common share Basic                    $  (0.34)    $  (0.32)    $  (0.21)    $   0.04     $  (0.13)
                                                    -----------------------------------------------------------------
(Loss) Income per common share Diluted                  $  (0.34)    $  (0.32)    $  (0.21)    $   0.04     $  (0.13)
                                                    -----------------------------------------------------------------
(Loss) Income from discontinued operations:
(Loss) Income per common share Basic                    $  (0.08)    $   0.07     $   0.09     $   0.11     $   0.08
                                                    -----------------------------------------------------------------
(Loss) Income per common share Diluted                  $  (0.08)    $   0.07     $   0.09     $   0.11     $   0.08
                                                    -----------------------------------------------------------------
Net (loss) income:
(Loss) Income per common share Basic                    $  (0.42)    $  (0.25)    $  (0.12)    $   0.15     $  (0.05)
                                                    -----------------------------------------------------------------
(Loss) Income per common share Diluted                  $  (0.42)    $  (0.25)    $  (0.12)    $   0.15     $  (0.05)
                                                    -----------------------------------------------------------------
Weighted Average common shares outstanding:
   Basic                                                  25,113       24,468       23,783       23,632       23,632
   Diluted                                                25,113       24,468       23,783       23,632       23,632

CONSOLIDATED BALANCE SHEET DATA:

Total Assets                                            $ 23,211      $29,195      $33,007      $27,831      $24,690
Long-term debt and other liabilities                      19,181       20,320       22,363       20,206       10,068
Total Liabilities                                         30,590       31,029       32,437       27,041       19,858
Stockholders' equity                                      (5,186)       5,053       10,546       13,220        9,627
Total Assets Held for Sale                                37,098       45,532       45,608       47,498       16,741
Long-term debt and other non-current liabilities
 held                                                     21,108       35,424       34,799       31,650       10,991
for sale
Total Liabilities held for sale                           33,768       37,578       36,411       36,747       11,946


Prior to the Company purchasing AllCare Nursing in January 2002, AllCare Nursing was a Licensee of the Company for the twelve months ended February 28, 2002 and for the Ten Months ended December 2001.

ATC Healthcare, Inc. did not pay any cash dividends on its common stock during any of the periods set forth in the table above.
Amortization expense of $533 and $519, respectively, were included in fiscal years 2002 and 2001 net income.
Fiscal 2002 included loss on extinguishment of debt of $854.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Management's discussion of results of operations below accounts for the sale of the Company's AllCare Nursing business which occurred on April 22, 2005 as a discontinued operation for the Fiscal years discussed.

Comparison of Year ended February 28, 2005 ("FISCAL 2005") to Year Ended February 29, 2004 ("FISCAL 2004").

Revenues: In the fiscal year ended February 28, 2005, revenue declined 16.4% to $67.9 million as compared to revenue for Fiscal 2004 of $81.2 million. For fiscal year ended February 28, 2005 we opened one Company owned store and sold nine new licensees as well as closed five Company owned stores as compared to Fiscal 2004 when we opened two Company owned stores, sold two licensee and closed ten Company owned stores. In addition, seven and eight licensees closed for the year ended February 28, 2005 and February 29, 2004, respectively. Office revenue for locations open during the last two fiscal years decreased $9.7 million due to the fact that demand for temporary nurses is going through a period of contraction as hospitals continue to experience flat to declining admission rates. We also closed 12 offices due to poor performance during Fiscal 2005. These offices accounted for $14.6 million in revenue during Fiscal 2004. Until the demand for temporary nurses returns to prior levels we may continue to see revenue decline in our existing businesses which would continue our trend of losses. If revenues were to significantly decline our ability to continue operations could be jeopardized. To offset the decline in per diem nursing, we are actively recruiting new licensees as well as looking into other areas of revenue generation such as Vendor on Premise and Pharmacy staffing.

Service Costs: Service costs were 80.6% of total revenues in Fiscal 2005 as compared to 77.8% of total revenues in Fiscal 2004. The increase in service costs can be attributed to the competitive environment that exist in the industry which is pressuring fees that clients are willing to pay for services. In addition, the rise in costs for malpractice and general liability insurance has also caused an increase to our service costs. Service costs represent the direct costs of providing services to patients or clients, including wages, payroll taxes, travel costs, insurance costs, the cost of medical supplies and the cost of contracted services.

General and Administrative Expenses: General and administrative expenses were $17.0 million in Fiscal 2005 as compared to $19.2 million in Fiscal 2004. General and administrative costs, expressed as a percentage of revenues, were 25.1% and 23.7% for Fiscal 2005 and Fiscal 2004 respectively. The reduction in general and administrative expenses in Fiscal 2005 is the result of the reduction in royalty payments to licensees due to decreased revenues as well as initiatives undertaken by us to reduce the size of or close marginally performing offices and a reduction of back office support staff.

Depreciation and Amortization: Depreciation and amortization expenses relating to fixed assets and intangible assets was $0.7 million in fiscal 2005 as compared to $1.4 million in fiscal 2004. The reduction in depreciation expense is due to the write off of fixed assets in the prior year as well as certain customer lists from acquisitions being fully amortized.

Office Closing and Restructuring Charge: For fiscal 2005 the Company recorded an impairment to goodwill and other intangibles in the amount of $1.4 million. In the third quarter of fiscal 2004 the Company recorded a charge associated with the closing of certain offices in the amount of $2.6 million. The components of the charges are as follows:

           Components             Amount (in thousands)   Amount (in thousands)
-------------------------------------------------------------------------------
                                       Fiscal 2005             Fiscal 2004
-------------------------------------------------------------------------------
Write-off of fixed assets                  -                     $ 892
-------------------------------------------------------------------------------
Write-off of related goodwill            $1,431                    889
-------------------------------------------------------------------------------
Severance costs and other
 benefits                                  -                       608
-------------------------------------------------------------------------------
Other                                      -                       200
-------------------------------------------------------------------------------
 Total Restructuring Charge              $1,431                  $2,589
-------------------------------------------------------------------------------


Through February 28, 2005, the Company has paid $0.7 million of severance and other costs associated with the office closings. As of February 28, 2005 the Company's accounts payable and accrued expenses included $0.1 million of remaining costs accrued, mainly for lease costs which will be paid through the term of the related leases which expire at various dates through January 2007. In the third quarter of fiscal 2005, the Company recorded a goodwill impairment of $0.4 million and in the fourth quarter of fiscal 2005 the Company recorded a goodwill impairment of $0.9 million and an impairment of other intangibles of $0.1 million associated with offices closed during the year.

Interest Expense, net: Interest expense, net was $2.2 million and $1.9 million in Fiscal 2005 and 2004 respectively. Interest expense increased $0.3 million in Fiscal 2004 from Fiscal 2003 primarily due to interest costs associated with the Company's term loan facility and to increased interest rates associated with its revolving line of credit.

Other Income,net: Other income was $0.9 million during fiscal 2005 as compared to $0.1 million in fiscal 2004. Other income in 2005 was generated by sale of Licensee rights to new Licensees for approximately $0.5 million and the settlement of various disputes with the Company's Atlanta Licensee for net proceeds of approximately $0.4 million.

Provision Related to TLCS Guarantee: The Company is contingently liable on $2.3 million of obligations owed by TLCS which is payable over eight years. On November 8, 2002, TLCS filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. As a result, the Company had recorded a provision of $2.3 million representing the balance outstanding on the related TLCS obligations. The Bankruptcy Court has approved the plan for concluding the TLCS Bankruptcy. The plan provides for, among other things, that claims falling within this guarantee should be paid in full. The assets of TLCS have been sold by the bankruptcy court and the Company has been advised that the sale price is sufficient to cover the claims of TLC creditors. The Company which is entitled to be indemnified by TLCS if it has to pay any monies on the guarantee, has filed claims for such indemnification in TLCS Bankruptcy case. Those claims have not been disputed. Based on the above facts the Company and its legal counsel have concluded that it is no longer probable that the Company will be liable for any amounts under the guarantee and in November 2004 the Company reversed the provision for such guarantee.

Provision (Benefit) for Income Taxes: For Fiscal 2005 the Company recorded an expense for income taxes of $3.5 million on a pretax loss of $4.9 million. As compared to recording an income tax expense of $0.9 million on a pretax loss of $6.9 million in Fiscal 2004. The current provision provides for state and local income taxes representing minimum taxes due to certain states as well as the reduction in deferred taxes of $0.9 million that pertains to the reversal of the TLC Guarantee and a $2.5 million valuation allowance.

For the year ended February 28, 2005, income tax expense is due primarily to the change in the valuation allowance provided in that period. In the third quarter of 2005, it became apparent that the hospital patient volumes were not returning as anticipated and the Company would not return to profitable operations during fiscal 2006 in addition in the fourth quarter of 2005 it became clear that the Company would not have a gain on the sale of its All Care division. The Company intends to maintain its valuation allowance until such time as positive evidence exists to support reversal of the valuation allowance. Income tax expense recorded in the future will be reduced to the extent of offsetting reductions in the Company valuation allowance.

Discontinued Operations Assets held for Sale:

In December 2004, after reviewing the significant debt obligations of the Company and the alternatives thereto, the Board of Directors of the Company concluded and authorized the Company to sell its AllCare Nursing business.

On April 22, 2005, the Company sold substantially all of the assets of its AllCare Nursing business, which consisted primarily of goodwill and accounts receivable, to Onward Healthcare, Inc. ("Onward") of Norwalk, Connecticut, for approximately $20.0 million in cash, of which $1.2 million was placed in escrow pending the collection of the accounts receivable. AllCare Nursing was located in Melville, New York, with offices in Union, New Jersey, and in Stratford, Connecticut, and provided supplemental staffing and travel nurses to healthcare facilities in the greater New York City metropolitan area, northern New Jersey, and Connecticut.

The Company originally purchased AllCare Nursing, then known as Direct Staffing Inc. and DSS Staffing Corp. (together "Direct Staffing"), in January 2002 for $30.2 million in five percent interest-bearing promissory notes. The Company used the funds which it received from Onward to retire approximately $13.0 million in bank debt and to repay and restructure the $28.1 million in promissory notes outstanding to the sellers of Direct Staffing. In connection with obtaining its lender's consent to the sale and paying down its bank debt, the Company's revolving credit facility was permanently reduced from $35.0 million to $15.0 million. As a result of the repayment and restructuring of the Direct Staffing promissory notes, those obligations were reduced from $28.1 million to $8.1 million.

AllCare Nursing had a loss from operations for the year ended February 28, 2005 of approximately $1.9 million which includes a goodwill impairment charge of $3.8 million. This compares to income from operations of approximately $1.7 million for the year ended February 29, 2005. Net sales for All Care nursing declined from $49.2 million in fiscal 2004 to $37.8 million for fiscal 2005 or 23.2%. The decrease was due to the decreased demand for nurses in the New York metropolitan area.

Comparison of Year ended February 29, 2004 ("FISCAL 2004") to Year Ended February 28, 2003 ("FISCAL 2003").

Revenues: In the fiscal year ended February 29, 2004, revenue declined 17.9% to $81.2 million as compared to revenue for Fiscal 2003 of $98.9 million. For fiscal year ended February 29, 2004 we opened two Company owned stores and sold two licensees as well as closed ten Company owned stores as compared to Fiscal 2003 when we opened nine Company owned stores, sold one licensee and closed ten Company owned stores. In addition, eight and six licensees closed for the year ended February 29, 2004 and February 28, 2003, respectively. Office revenue for locations open during the last two fiscal years decreased $9.7 million due to the fact that demand for temporary nurses is going through a period of contraction as hospitals continue to experience flat to declining admission rates. We also closed 18 offices due to poor performance during Fiscal 2004. These offices accounted for $14.7 million in revenue during Fiscal 2003.

Service Costs: Service costs were 77.8% of total revenues in Fiscal 2004 as compared to 77.7% of total revenues in Fiscal 2003. The increase in service costs as a percentage of revenue can be attributed to the decreased demand of temporary nurses, which has increased the competitive environment pressuring fees that clients are willing to pay for services. In addition, the rise in costs for workers compensation, malpractice and general liability insurance has also caused an increase to our service costs. Service costs represent the direct costs of providing services to patients or clients, including wages, payroll taxes, travel costs, insurance costs, the cost of medical supplies and the cost of contracted services.

General and Administrative Expenses: General and administrative expenses were $19.2 million in Fiscal 2004 as compared to $24.7 million in Fiscal 2003. General and administrative costs, expressed as a percentage of revenues, were 23.7% and 25.0 % for Fiscal 2004 and Fiscal 2003 respectively. The reduction in general and administrative expenses as a percentage of revenue in Fiscal 2004 is the result of the reduction in royalty payments to licensees due to decreased revenues as well as initiatives undertaken by us to reduce the size of or close marginally performing offices and a reduction of back office support staff.

Depreciation and Amortization: Depreciation and amortization expenses relating to fixed assets and intangible assets was $1.4 million in fiscal 2004 as compared to $1.5 million in fiscal 2003.

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

               Components             Amount (in thousands)
-------------------------------------------------------------

-------------------------------------------------------------
Write-off of fixed assets                $  892
-------------------------------------------------------------
Write-off of related goodwill               889
-------------------------------------------------------------
Severance costs and other benefits          608
-------------------------------------------------------------
Other                                       200
-------------------------------------------------------------
 Total Restructuring Charge              $2,589
-------------------------------------------------------------


As of February 29, 2004, the Company had paid $0.2 million for severance and other costs associated with the office closings. As of February 29, 2004 the Company's accounts payable and accrued expenses included $0.6 million of remaining costs accrued mainly of severance and lease costs.

Interest Expense, net: Interest expense, net was $1.9 million and $1.1 million in Fiscal 2004 and 2003 respectively. Interest expense increased $0.8 million in Fiscal 2004 from Fiscal 2003 primarily due to interest costs associated with the Company's term loan facility and to increased interest rates associated with its revolving line of credit.

Provision Related to TLCS Guarantee: In Fiscal 2003, the Company recorded a provision of $2.3 million related to the TLCS Guarantee. The Company is contingently liable on $2.3 million of obligations owed by TLCS which is payable over eight years. The Company is indemnified by TLCS for any obligations arising out of these matters. On November 8, 2002, TLCS filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company has not received any demands for payment with respect to these obligations. The next payment is due in September 2004. The Company believes that it has certain defenses which could reduce or eliminate its recorded liability in this matter.

Provision (Benefit) for Income Taxes: In Fiscal 2004, the Company recorded an expense for income taxes of $0.9 million on a pretax loss of $6.8 million. In Fiscal 2003 the Company recorded an income tax benefit of $2.8 million on a pretax net loss of $7.8 million.

For the year ended February 29, 2004 income tax expense is due primarily to the change in the valuation allowance provided in that period. In the third quarter of fiscal 2004, it became apparent that the hospital patient volumes were not returning as anticipated and the Company would not return to profitable operations in fiscal 2004. The Company intends to maintain its valuation allowance until such time as positive evidence exists to support reversal of the valuation allowance. Income tax expense recorded in the future will be reduced to the extent of offsetting reductions in the Company valuation allowance. The realization of the Company's remaining deferred tax assets is primarily dependent on forecasted future taxable operating and non-operating income. Any reduction in future forecasted taxable income may require that the Company record an additional valuation against the deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period the valuation was recorded and could have a significant impact on the earnings of the Company. Management believes that it is more likely than not that the Company's deferred tax assets which have not been reserved for will be realized through future profitable operations.

Discontinued Operations Assets held for Sale:

As noted above in December 2004, after reviewing the significant debt obligations of the Company and the alternatives thereto, the Board of Directors of the Company concluded and authorized the Company to sell its AllCare Nursing business.

On April 22, 2005, the Company sold substantially all of the assets of its AllCare Nursing Services business, which consisted primarily of goodwill and accounts receivable, to Onward Healthcare, Inc. ("Onward") of Norwalk, Connecticut, for approximately $20.0 million in cash, of which $1.2 million was placed in escrow pending the collection of the accounts receivable. AllCare Nursing was located in Melville, New York, with offices in Union, New Jersey, and in Stratford, Connecticut, and provided supplemental staffing and travel nurses to healthcare facilities in the greater New York City metropolitan area, northern New Jersey, and Connecticut.

The Company originally purchased AllCare Nursing, then known as Direct Staffing Inc. and DSS Staffing Corp. (together "Direct Staffing"), in January 2002 for $30.2 million in five percent interest-bearing promissory notes. The Company used the funds which it received from Onward to retire approximately $13.0 million in bank debt and to repay and restructure the $28.1 million in promissory notes outstanding to the sellers of Direct Staffing. In connection with obtaining its lender's consent to the sale and paying down its bank debt, the Company's revolving credit facility was permanently reduced from $35.0 million to $15.0 million. As a result of the repayment and restructuring of the Direct Staffing promissory notes, those obligations were reduced from $28.1 million to $8.1 million.

All Care Nursing had income from operations for the year ended February 29, 2004 of approximately $1.7 million. This compares to income from operations of approximately $2.2 million for the year ended February 28, 2003. Net sales for All Care nursing was $49.2 million in fiscal 2004 as compared to $49.7 million for fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its cash needs through various equity and debt issuances and through cash flow from operations. The Company generally pays its billable employees weekly for their services, and remits certain statutory payroll and related taxes as well as other fringe benefits. Invoices are generated to reflect these costs plus the Company's markup.

Cash provided by operating activities was $3.5 million during the year ended February 28, 2005 as compared to cash used in operating activities of $0.4 million and cash provided by operating activities of $0.5 million for the years ended February 29, 2004 and February 28, 2003 respectively. Cash used in investing activities was $0.1 million during the year ended February 28, 2005 compared to cash used in investing activities of $0.1 million and $2.4 million during the year ended February 29, 2004 and February 28, 2003 respectively. Cash used in financing activities was $2.9 million in Fiscal 2005 as compared to cash provided by financing activities of $0.5 million and $1.2 million in Fiscal 2004 and 2003 respectively.

Cash provided in operating activities during Fiscal 2005 was mainly due to collections on accounts receivable in the AllCare Nursing business due to a decline in sales in that business. Cash used in investing activities during Fiscal 2005 and 2004 was mainly used on capital expenditures. Cash used in investing activities during Fiscal 2003 was primarily used for business acquisitions. Cash used by financing activities in Fiscal 2005 was primarily used to pay down the revolving credit facility with HFG Healthco-4LLC. Cash provided by financing activities in Fiscal 2004 and 2003 was mainly from borrowings under the Company credit facility and the sale of preferred and common stock.

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

On July 15, 2004 an amendment to the $35 million revolving loan with HFG Healthco-4 LLC was entered into modifying certain financial ratio covenants as of May 31, 2004.

On October 13, 2004 an amendment to the $35 million revolving loan with HFG Healthco-4 LLC was entered into modifying certain financial ratio covenants as of August 31, 2004.

On January 14, 2005 an amendment to the $35 million revolving loan with HFG Healthco-4 LLC was entered into modifying certain financial ratio covenants as of November 30, 2004.

On April 22, 2005 an amendment to the $35 million revolving loan with HFG Healthco-4LLC was entered into approving the sale of the Company's AllCare Nursing business and related transactions. The amendment also reduced the maximum amount of the revolving loan facility to $15 million, reduced availability from 85% of receivables to 80% of receivables and extended the facility's maturity date until April 2008.

The Company's had working capital deficiency of $8.7 million at February 28, 2005 compared to working capital of $19.6 million at February 29, 2004.

We anticipate that capital expenditures for furniture and equipment, including improvements to our management information and operating systems during the next twelve months will be approximately $0.3 million.

Operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital, capital expenditures, and internal business expansion and debt service. Our cash flow has been aided by the use of funds from the Standby Equity Distribution Agreement with Cornell Capital Partners, a loan to the Company by the wife of one of the executive officers of the Company and by our sale of our All Care Nursing business. We believe that our capital resources are sufficient to meet our working capital requirements for the next twelve months. Our existing cash and cash equivalents are not sufficient to sustain our operations for any length of time. We expect to meet our future working capital, capital expenditure, internal business expansion, and debt service from a combination of operating cash flows and funds available under the $15 million revolving loan facility. We do not have enough capital to operate the business without our revolving loan facility.

In April 2005 when we sold our AllCare Nursing business and extended our revolving credit line, we agreed with our lender, HFG Healthco-4 LLC, to develop new financial covenants to better reflect the Company after that sale. HFG Healthco-4 LLC has agreed to waive all defaults of our old financial covenants but is requiring that we agree to mutually acceptable new covenants by June 30, 2005. Although we believe we will finalize the new covenants by June 30, 2005, we have not finalized the covenants as of the date of our financial statements. Because HFG Healthco-4 LLC could call our facility if we are unable to reach agreement, we have recorded our bank debt as a current liability in our financial statements, resulting in a working capital deficiency as of February 28, 2005 of $8.2 million. We do not have sufficient capital to repay the line.

In addition, though we believe we will meet the new covenants once they are established, it is possible if revenue continues to decline and we cannot reduce our costs appropriately that we may violate the covenants. In the past when we have violated covenants we have been able to receive a waiver or amendment of those covenants from the lender HFG Healthco-4 LLC. It is expected that if we violate a covenant we will be able to receive a waiver. If we are unable to receive a waiver then we would be in default of our lending agreement. It is likely that we will also use additional funds from the Standby Equity Distribution Agreement with Cornell Capital Partners, as available. We do not have sufficient capital to run our operations without a financing facility and would have to look to alternative means such as the sale of stock or the sale of certain assets to finance operations. There can be no assurance that additional financing will be available if required, or, if available, will be available on satisfactory terms.

On April 19, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $5,000,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay us 97% of the lowest closing bid price of the common stock during the five consecutive trading days immediately following the notice date. Further, we have agreed to pay Cornell Capital Partners, L.P. 5% of the proceeds that we receive under the Standby Equity Distribution Agreement. The Agreement is subject to us maintaining an effective S-1 registration. In November 2004 the Securities and Exchange Commission declared the Company's S-1 Effective. The Company has issued 1,682,104 shares to Cornell Capital during fiscal 2005 at sales prices of $0.27 to $0.41 per share. The Company received proceeds of $0.2 million net of expenses including registration and closing costs of $0.4 million from the sale of these securities. From time to time we have issued promissory notes to Cornell Capital Partners to evidence loans made to us by Cornell Capital Partners, the proceeds of which were used to fund our general working capital needs. The proceeds from these sales under the Standby Equity Distribution Agreement were used to repay the promissory notes due to Cornell Capital Partners.


INDEBTEDNESS AND CONTRACTUAL OBLIGATIONS OF THE COMPANY

The following are contractual cash obligations of the Company at February 28, 2005 adjusted for the completion of the Allcare Nursing business sale and related payments and settlement of debt that occurred on April 22, 2005:

Payments due by period (amounts in thousands):


                                   Less than     1-2       3-4
                        Total      One Year     Years      Years    Thereafter
-------------------------------------------------------------------------------
Bank Financing          $  9,660    $   9,660   $     -   $      -     $     -
Debt                      11,168        2,319       749          0       8,100
Operating leases           3,444        1,005     1,472        967         463
                     ----------------------------------------------------------
Total                   $ 24,272    $  12,984   $ 2,221   $    967     $ 8,563
-------------------------------------------------------------------------------


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

Revenue Recognition
A substantial portion of the Company's service revenues are derived from a unique form of franchising under which independent companies or contractors ("licensees") represent the Company within a designated territory. These licensees assign Company personnel, including registered nurses and therapists, to service clients using the Company's trade names and service marks. The Company pays and distributes the payroll for the direct service personnel who are all employees of the Company, administer all payroll withholdings and payments, bill the customers and receive and process the accounts receivable. The revenues and related direct costs are included in the Company's consolidated service revenues and operating costs. The licensees are responsible for providing an office and paying related expenses for administration, including rent, utilities and costs for administrative personnel. The Company pays a monthly distribution or commission to Company's domestic licensees based on a defined formula of gross profit generated. Generally, the Company pays a licensee approximately 55% (60% for certain licensees who have longer relationships with us). There is no payment to the licensees based solely on revenues. For Fiscal 2005, 2004 and 2003, total licensee distributions were approximately $6,100, $6,900 and $9,100, respectively, and are included in the general and administrative expenses.

Two of the Company's largest licensees, Direct Staffing, Inc. and DSS Staffing Corp., were owned by one unrelated third party and by a son and two sons-in-law of the Company's President and Chairman of the Board of Directors. Such licensees were paid (gross licensee fees) approximately $6.5 million in Fiscal 2002.

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

In accordance with SFAS 142 the Company tested goodwill impairment at the end of the third and fourth quarters of Fiscal 2005 and 2004. The Company wrote off $0.4 million of goodwill in the third quarter of 2005 and an additional $1.0 million of goodwill in the fourth quarter of 2005 associated with the closing of offices which were acquired through acquisitions. In addition to those write offs, the Company recorded a goodwill impairment of $3.8 million as of February 28, 2005, to discontinued operations which represents the difference in the sales price of AllCare Nursing at February 28, 2005 and the value of the net assets including goodwill which the Company had on its financial statements as of that date. In Fiscal 2004 the Company wrote off $0.9 million of goodwill in the third quarter of 2004 mainly associated with the closing of offices which were acquired through acquisitions. The Company also performed its annual testing for goodwill impairment in the fourth quarter of Fiscal 2004. When performing this test, the Company reviewed the current operations of the ongoing offices. In addition, The Company reviewed the anticipated cash flows of each acquisition. The DSS and DSI operations represented approximately 73% of the goodwill on the Company's financial statements under assets held for sale. The remaining 27% of goodwill is made up of various acquisitions all of which have continued to provide positive cash flow. The Company utilized the following methodologies for evaluating impairment of goodwill: The income approach discounted cash flow method, where the value of the subject investment is equal to the present value of the cash flow streams that can be expected to be generated by the Company in the future and the market approach merger and acquisition method where the value of the subject investment is determined from transactions involving mergers and acquisitions of comparable companies. Based on the impairment testing, the Company determined that no additional write-off of goodwill was required.

If management's expectations of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of our goodwill could change significantly. Such change could result in additional goodwill impairment charges in future periods, which could have a significant impact on our consolidated financial statements.

Income Taxes
The Company accounts for income taxes in accordance with the Financial Accounting Standards Board ("FASB") statement 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered. The Company records a valuation allowance against deferred tax assets for which utilization of the asset is not likely.

Management's judgment is required in determining the realizability of the deferred tax assets and liabilities and any valuation allowances recorded. The realization of our remaining deferred tax assets is primarily dependent on forecasted future taxable income.

Workers Compensation Reserves
Except for a few states that require workers compensation through their state fund, the Company provides workers compensation coverage through a program that is partially self-insured. Zurich Insurance Company provides excess reinsurance for all claims over $300,000 per occurrence as well as aggregate coverage for overall claims borne by the group of companies that participate in the program. The program also provides for risk sharing among members for infrequent, large claims over $100,000 but less then $300,000. The Company is responsible for all claims under $100,000. The Company records its estimate of the ultimate cost of, and reserve for, workers compensation and professional liability benefits based on actuarial computations using the Company's loss history as well as industry statistics. Furthermore, in determining its reserves, the Company includes reserves for estimated claims incurred but not reported. The ultimate cost of workers compensation will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims.

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

In October 2003, the FASB issued a revision to FIN 46, which among other things deferred the effective date for certain variable interests. Application is required for interest in special-purpose entities in the period ending after December 15, 2003 and application is required for all other types of VIEs in the period ending after March 15, 2004. The adoption of Fin 46 and FIN46R did not have any impact on the Company's consolidated financial statements as of and for the year ended February 28, 2005.

December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment" (SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in an entity's statement of income. The accounting provisions of SFAS 123R are effective for annual reporting periods beginning after June 15, 2005. The Company is required to adopt the provisions of SFAS 123R in the quarter ending May 31, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a material impact on the consolidated statements of operations and net income (loss) per share.

Management does not believe any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements,


FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. From time to time, the Company also provides forward-looking statements in other materials it releases to the public as well as oral forward-looking statements. These statements are typically identified by the inclusion of phrases such as "the Company anticipates", "the Company believes" and other phrases of similar meaning. These forward looking statements are based on the Company's current expectations. Such forward-lookingstatements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements expressed or implied by such forward-looking statements. The potential risks and uncertainties which would cause actual results to differ materially from the Company's expectations include, but are not limited to, those discussed in the section entitled "Business - Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation torevise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q to be filed by the Company in the fiscal year 2005.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity: The Company's primary market risk exposure is interest rate risk. The Company's exposure to market risk for changes in interest rates relates to its debt obligations under its Credit Facility described above. Under the Credit Facility, the weighted average interest rate is 9.04% At February 28, 2005, drawings on the Facility were $18.8 million. Assuming variable rate debt at February 28, 2005, a one point change in interest rates would impact annual net interest payments by $188 thousand. The Company does not use derivative financial instruments to manage interest rate risk.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------------------------------------------

ATC HEALTHCARE, INC. AND SUBSIDIARIES
-------------------------------------

INDEX
-----

                                                                           Page
                                                                           ----
Reports of Independent Registered Public Accounting Firms                   F-1

CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated Balance Sheets
    as of February 28, 2005 and February 29, 2004                           F-3

   Consolidated Statements of Operations
    for the Fiscal Years ended February 28, 2005, February 29, 2004 and
    February 28, 2003                                                       F-4

   Consolidated Statements of Stockholders' Equity (Deficiency)
    for the Fiscal Years ended February 28, 2005, February 29, 2004 and
    February 28, 2003                                                       F-5

   Consolidated Statements of Cash Flows
    for the Fiscal Years ended February 28, 2005, February 29, 2004 and
    February 28, 2003                                                       F-6

   Notes to Consolidated Financial Statements                               F-8

FINANCIAL STATEMENT SCHEDULE FOR THE FISCAL YEARS ENDED
 February 28, 2005, February 29, 2004 and February 28, 2003


   II - Valuation and Qualifying Accounts                                  F-30

All other schedules were omitted because they are not required, not applicable or the information is otherwise shown in the financial statements or the notes thereto.

            Report of Independent Registered Public Accounting Firm
            -------------------------------------------------------

To the Board of Directors
ATC HEALTHCARE, INC.

We have audited the accompanying consolidated balance sheet of ATC Healthcare, Inc. and Subsidiaries as of February 28, 2005 and February 29, 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ATC Healthcare, Inc. and Subsidiaries as of February 28, 2005 and February 29, 2004 and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

The information included on Schedule II is the responsibility of management, and although not considered necessary for a fair presentation of financial position, results of operations, and cash flows is presented for additional analysis and has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements. In our opinion, the information included on
Schedule II relating to the years ended February 28, 2005 and February 29, 2004 are fairly stated in all material respects, in relation to the basic consolidated financial statements taken as a whole. Also, such schedule presents fairly the information set forth therein in compliance with the applicable accounting regulations of the Securities and Exchange Commission.


   GOLDSTEIN GOLUB KESSLER LLP

   New York, New York
   May 7, 2005, except for the last paragraph of
   Note 8(a) as to which the date is
   June 8, 2005

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


To the Board of Directors and Stockholders of ATC Healthcare, Inc. and
Subsidiaries:

     In our opinion, the consolidated financial statements for the year ended February 28, 2003 listed in the accompanying index present fairly, in all material respects, the results of operations, cash flows and changes in stockholders' equity of ATC Healthcare, Inc. and Subsidiaries for the year then ended, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended February 28, 2003 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Melville, New York
May 12, 2003, except for the fourth paragraph of Note 8(a) as to which the date is June 13, 2003

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

-------------------------------------------------------------------------------------------------------
                                                                         February 28,    February 29,
ASSETS                                                                       2005            2004
CURRENT ASSETS:
  Cash and cash equivalents                                               $   1,042        $     543
  Accounts receivable, less allowance for doubtful accounts of
   $464 and $276, respectively                                               10,022           11,260
  Prepaid expenses and other current assets                                   4,416            4,689
  Current assets held for sale                                               10,567           15,967
                                                                        -----------------------------
        Total current assets                                                 26,047           32,459

  Fixed assets, net                                                             450              785
  Intangibles                                                                   616              997
  Goodwill                                                                    5,397            6,724
  Deferred income taxes                                                        --              3,477
  Other assets                                                                1,268              720
  Non-current assets held for sale                                           26,531           29,565
                                                                        -----------------------------
        Total assets                                                      $  60,309        $  74,727
                                                                        =============================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
  Accounts payable                                                        $   2,170        $   1,460
  Accrued expenses                                                            5,431            6,282
  Book overdraft                                                              1,489            2,242
  Current portion of notes and guarantee payable                              2,814              725
  Due under bank financing                                                    9,660              --
  Current liabilities held for sale                                          12,660            2,054
                                                                        -----------------------------
        Total current liabilities                                            34,224           12,763

  Notes and guarantees payable                                                8,849           10,471
  Due under bank financing                                                        -            9,478
  Other liabilities                                                             177              371
  Non-current liabilities held for sale                                      21,108           35,524
                                                                        -----------------------------
        Total liabilities                                                    64,358           68,607
                                                                        -----------------------------
Commitments and contingencies

Convertible Series A Preferred Stock ($.01 par value 4,000 shares authorized, 2,000 shares issued and outstanding at February 28,
 2005 and February 29, 2004)                                                  1,137            1,067
                                                                        -----------------------------
STOCKHOLDERS' EQUITY (DEFICIENCY):
  Class A Common Stock - $.01 par value; 75,000,000 shares authorized;
   26,581,437 and 24,665,537 shares issued and outstanding at February
   28, 2005 and February 29, 2004, respectively                                 266              247

  Class B Common Stock - $.01 par value; 1,554,936 shares authorized;
   190,417 and 245,617 shares issued and outstanding February 28, 2005
   and February 29, 2004, respectively                                            2                3

  Additional paid-in capital                                                 14,638           14,421
  Accumulated deficit                                                       (20,092)          (9,618)
                                                                        -----------------------------
        Total stockholders' equity (deficiency)                              (5,186)           5,053
                                                                        -----------------------------
        Total liabilities and stockholders' equity (deficiency)           $  60,309        $  74,727
                                                                        =============================
-----------------------------------------------------------------------------------------------------


                 See notes to consolidated financial statements

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)


-------------------------------------------------------------------------------------------------------------
                                                                    For the Fiscal Years Ended
                                                      February 28, 2005   February 29, 2004   February 28, 2003

REVENUES:
  Service revenues                                      $        67,937     $        81,210     $        98,877
                                                      ----------------------------------------------------------
COSTS AND EXPENSES:
  Service costs                                                  54,732              63,205              76,785
  General and administrative expenses                            17,033              19,207              24,732
  Depreciation and amortization                                     700               1,419               1,505
  Office closing and restructuring charge                         1,431               2,589                   -
                                                      ----------------------------------------------------------
     Total operating expenses                                    73,896              86,420             103,022
                                                      ----------------------------------------------------------
LOSS FROM OPERATIONS:                                            (5,959)             (5,210)             (4,145)
                                                      ----------------------------------------------------------
INTEREST AND OTHER EXPENSES (INCOME):
  Interest expense, net                                           2,191               1,863               1,128
  Other (income) expense, net                                      (914)               (139)                260
  Provision (reversal) related to TLCS guarantee                 (2,293)                  -               2,293
                                                      ----------------------------------------------------------
     Total interest and other expenses                           (1,016)              1,724               3,681
                                                      ----------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES              (4,943)             (6,934)             (7,826)
                                                      ----------------------------------------------------------
INCOME TAX PROVISION (BENEFIT)                                    3,516                 938              (2,816)
                                                      ----------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                         $        (8,459)    $        (7,872)    $        (5,010)
                                                      ----------------------------------------------------------
DISCONTINUED OPERATIONS:
  (Loss) Income from discontinued operations
   net of tax (benefit) provision of ($1,452), $1,053,
   and $1,372 in 2005, 2004, and 2003 respectively      $        (1,945)    $         1,692     $         2,177
                                                      ----------------------------------------------------------
NET LOSS                                                $       (10,404)    $        (6,180)    $        (2,833)
                                                      ----------------------------------------------------------
DIVIDENDS ACCRETED                                                   70                  67                   0
                                                      ----------------------------------------------------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                       (10,474)             (6,247)             (2,833)
                                                      ==========================================================
(Loss) Income Earnings Per Share:
Loss from continuing operations:
(Loss) per common share Basic                           $         (0.34)    $         (0.32)    $         (0.21)
                                                      ----------------------------------------------------------
(Loss) per common share Diluted                         $         (0.34)    $         (0.32)    $         (0.21)
                                                      ----------------------------------------------------------
(Loss) income from discontinued operations:
(Loss) income per common share Basic                    $         (0.08)    $          0.07     $          0.09
                                                      ----------------------------------------------------------
(Loss) income per common share Diluted                  $         (0.08)    $          0.07     $          0.09
                                                      ----------------------------------------------------------
Net (loss):
(Loss) per common share Basic                           $         (0.42)    $         (0.25)    $         (0.12)
                                                      ----------------------------------------------------------
(Loss) per common share Diluted                         $         (0.42)    $         (0.25)    $         (0.12)
                                                      ----------------------------------------------------------
Weighted Average common shares outstanding:
  Basic                                                          25,113              24,468              23,783
                                                      ----------------------------------------------------------
  Diluted                                                        25,113              24,468              23,783
----------------------------------------------------------------------------------------------------------------


                 See notes to consolidated financial statements

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(IN THOUSANDS, EXCEPT SHARE DATA)

--------------------------------------------------------------------------------------------------------------------------------
                                                       Class A               Class B         Additional
                                                     Common Stock          Common Stock       Paid-In     Accumulated
                                                   Shares      Amount    Shares      Amount   Capital       Deficit      Total
--------------------------------------------------------------------------------------------------------------------------------
Balances, February 28, 2002                       23,368,943     $ 233     262,854    $ 3     $ 13,522        $ (538)  $ 13,220

Exchange of Class B for Class A Common Stock           6,663                (6,663)

Exercise of employee stock options                   103,333         1                              51                       52

Issuance of shares through Employee Stock
 Purchase Plan                                       103,613         1                             106                      107

Net loss                                                                                                      (2,833)    (2,833)
                                                  ------------------------------------------------------------------------------
Balances, February 28, 2003                       23,582,552       235     256,191      3       13,679        (3,371)    10,546

Exchange of Class B for Class A Common Stock          10,774         -     (10,774)     -            -             -          -

Exercise of employee stock options                    56,500         1           -      -           16            --         17

Issuance of shares through Employee Stock
 Purchase Plan                                        55,618         1           -      -           35            --         36

Common Stock issued for cash                         960,093        10           -                 691                      701

Accrued dividends on Preferred stock                                                                             (67)       (67)

Net loss                                                  --        --          --     --           --        (6,180)    (6,180)
                                                  ------------------------------------------------------------------------------
Balances, February 29, 2004                       24,665,537       247     245,417      3       14,421        (9,618)     5,053

Exchange of Class B for Class A Common Stock          55,000         1     (55,000)    (1)           -             -          -

Issuance of shares through Employee Stock
 Purchase Plan                                        13,796         1           -      -            8             -          9

Sale of Common Stock net of issuance costs
 of $358                                           1,682,104        16           -      -          160                      176

Common stock issued for services                     165,000         1           -      -           49                       50

Accrued dividends on Preferred Stock                       -         -           -      -            -           (70)       (70)

Net loss                                                   -         -           -      -            -       (10,404)   (10,404)
                                                  ------------------------------------------------------------------------------
Balances, February 28, 2005                       26,581,437     $ 266     190,417    $ 2     $ 14,638     $ (20,092)  $ (5,186)
                                                  ==============================================================================


                 See notes to consolidated financial statements

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------
                                                                                     For the Fiscal Years Ended
                                                                            February 29,    February 28,    February 28,
                                                                               2005            2004            2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $   (10,404)    $    (6,180)    $    (2,833)
  Income (Loss) on discontinued operations                                $    (1,945)    $     1,692     $     2,177
                                                                        ------------------------------------------------
  Net loss on continuing operations                                       $    (8,459)    $    (7,872)    $    (5,010)

  Adjustments to reconcile net loss to net cash provided by
   (used in) operations:
              Depreciation and amortization                                       700           1,419          1,429
              Amortization of debt financing costs                                284             267            256
              Amortization of discount on convertible debenture                    40
              Provision for doubtful accounts                                     188            (543)           105
              Provision (reversal) related to TLCS Guarantee                   (2,293)              -          2,293
              Deferred Income Taxes                                             3,477             838         (2,956)
              Write off of Fixed Assets                                                           892
              Loss On Write off of Deferred Financial Costs                                                       44
              Impairment of Goodwill                                            1,431             889

  Changes in operating assets and liabilities, net of effects of acquisitions:
              Accounts receivable                                               1,050           2,257             325
              Prepaid expenses and other current assets                           323          (1,602)         (2,714)
              Other assets                                                       (765)            (34)            108
              Accounts payable and accrued expenses                              (140)          1,075             172
              Other long-term liabilities                                        (330)            293             (14)
              Net cash provided by discontinued operations                      8,021           1,742           6,441
                                                                        ------------------------------------------------
                    Net cash (used in) provided by operating
                     activites                                                  3,527            (379)            479
                                                                        ------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                            (77)           (243)           (417)
  Acquisition of businesses                                                                       150          (2,071)
  Issuance of notes receivable                                                                                    (33)
  Other                                                                                                           108
  Net cash used in discontinued operations                                                        (20)
                                                                        ------------------------------------------------
                    Net cash used in investing activities                         (77)           (113)         (2,413)
                                                                        ------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of borrowings of notes and capital lease obligation                   767          (3,851)         (2,815)
  Repayment of term loan facility                                              (1,568)         (1,363)            (87)
  Issuance of Notes Payable                                                     1,500
  (Decrease) Increase in book overdraft                                          (753)           (338)          2,580
  Debt Financing Costs                                                            (67)            (87)           (520)
  Issuance of common and preferred stock, net of issuance costs
   of $358                                                                        185           1,157             758
  Borrowings under new credit facility                                            800           1,838           1,416
  Issuance of Convertible Notes and Warrants                                      590
  Net cash provided by (used in) discontinued operations                       (4,405)          3,094            (133)
                                                                        ------------------------------------------------
                    Net cash (used in) provided by financing
                     activities                                                (2,951)            450           1,199
                                                                        ------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                                   499             (42)           (735)

CASH, BEGINNING OF YEAR                                                           543             585           1,320
                                                                        ------------------------------------------------
CASH, END OF YEAR                                                         $     1,042     $       543     $       585
------------------------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
(CONTINUED)

---------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DATA:

Supplemental disclosure of cash flow information:
  Interest Paid                                                         $    2,844    $    2,490    $    2,081
  Taxes Paid                                                            $      100    $       43    $       71

Supplemental schedule of noncash investing and financing activities:
  Fair value of assets acquired                                         $        -    $        -    $    3,041
  Notes issued in connection with acquisition of businesses             $        -    $        -           970
                                                                      -----------------------------------------
  Net cash paid                                                         $        -    $        -    $    2,071
                                                                      =========================================
  Shares issued for future services                                     $       50    $        -    $        -
  Fixed assets acquired through capital leases                          $        -    $        -    $       97
  Dividends                                                             $       70    $       67    $        -
---------------------------------------------------------------------------------------------------------------


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

Subsequent to year end the Company sold its ALLCare Nursing business but has not had sufficient time to negotiate new financial covenants on its revolving line of credit with the Lender HFG Healthco4-LLC (see Note 8(a)). The Company is not able to meet the existing financial covenants under the revolving line of credit. As a result the debt associated with the revolving line of credit has been classified as short term resulting in a working capital deficiency of $8,177. The lending institution has not called the loan and is in process of renegotiating those covenants with the Company. In addition the Company has shown losses from operations for the past three years as well having a net stockholders deficiency

On April 22, 2005, the Company sold substantially all of the assets and liabilities of its AllCare Nursing services business, which consisted primarily of goodwill and accounts receivable, to Onward Healthcare, Inc. ("Onward") see
Note 3 (Acquisitions and Dispositions). Accordingly, the Company's Financial Statements reflect the related assets and liabilities of operations as Assets and Liabilities Held For Sale in the accompanying balance sheets and Discontinued Operations in the accompanying statement of operations presented.

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

The Company pays a monthly distribution or commission to its domestic licensees based on a defined formula of gross profit generated. Generally, the Company pays a licensee approximately 55% of gross profit (60% for certain licensees who have longer relationships with the Company). There is no payment to the licensees based solely on revenues. For Fiscal 2005, 2004 and 2003, total licensee staffing distributions net of discontinued operations were approximately $6,000, $6,600 and $9,000 respectively, and are included in general and administrative expenses.

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

Revenues generated from the sales of licenses and initial licensee fees are recognized upon signing of the license agreement, if collectibility of such amounts is reasonably assured, since the Company has performed substantially all of its obligations under its licensee agreements by such date. In circumstances where a reasonable basis does not exist for estimating collectibility of the proceeds of the sales of licensees and initial license fees, such amounts are deferred and recognized as collections are made, or until such time that collectibility is reasonably assured. The Company does not have recurring fees from its licensees. The Company recorded revenue from licensee fees of $935, $448 and $1,200 for fiscal 2005, 2004 and 2003 respectively.

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

Concentrations of Credit Risk

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across a number of geographic areas. However, essentially all trade receivables are concentrated in the hospital and healthcare sectors in the United States and, accordingly, the Company is exposed to their respective business, economic and location-specific variables. Although the Company does not currently foresee a concentrated credit risk associated with these receivables, repayment is dependent upon the financial stability of these industry sectors.

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

Impairment of Long-lived Assets

In accordance with Statement of Financial Accounting Standards Board ("SFAS") No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company periodically reviews its fixed assets to determine if any impairment exists based upon projected, undiscounted net cash flows of the Company. As of February 28, 2005 the Company believes that no impairment of long-lived assets exists. During fiscal 2004, the Company charged operations $892 for fixed assets that were impaired.

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

In accordance with SFAS 142, the Company performed a transitional impairment test as of March 1, 2002 and its annual impairment test at the end of each year for its unamortized goodwill. As a result of the impairment tests performed, the Company charged operations $5,274 (of which $3,843 pertains to discontinued operations) and $889 for the years ended February 28, 2005 and February 29, 2004 respectively ,for goodwill and intangibles the Company determined was impaired. No other impairment was noted at the date of the adoption of SFAS 142 or at February 28, 2005, February 29, 2004 and February 28, 2003. During fiscal 2005, the Company's net goodwill decreased by $5,172 and the Company's net intangibles decreased by $102 as a result of impairment charges. During fiscal 2004, the Company's net goodwill decreased by $1,193 as a result of an impairment charge of $889 and $304 of final purchase price allocations.

Goodwill and other intangibles are as follows:

------------------------------------------------------------------------------------------------------------------------------
Goodwill and other Intangibles
------------------------------------------------------------------------------------------------------------------------------

                                                   February 28, 2005                 February 29, 2004
------------------------------------------------------------------------------------------------------------------------------
                                            Gross Carrying    Accumulated     Gross Carrying    Accumulated    Amortization
                                                Amount        Amortization        Amount        Amortization      Period
                                                ------        ------------        ------        ------------      ------
Goodwill                                   $      5,397      $          -    $      6,724      $          -        none
Covenants not to compete                            500               235             600               221         10
Other intangibles                                   674               323             844               226        3-10
                                         -------------------------------------------------------------------
  Subtotal                                        6,571               558           8,168               447        3-10
Included in assets held for sale                 28,415             1,965          32,258             1,300        5-10
                                         -------------------------------------------------------------------
                                           $     34,986      $      2,523    $     40,426      $      1,747
                                         ===================================================================

Included in assets held for sale at February 28, 2005 and 2004 is $21,689 and $25,532 respectively of Goodwill.

Amortization expense was $279, $273 and $157 for fiscal years 2005, 2004 and 2003, respectively. Amortization in assets held for sale was $665, $665, and $505 for fiscal years 2005, 2004 and 2003, respectively.

Estimated amortization expense for the next four fiscal years is as follows:

                           ------------------------------
                               Amortization Expense
                           ------------------------------
                              2006            $      203
                              2007                   203
                              2008                   145
                              2009                    65



Insurance Costs

The Company is obligated for certain costs under various insurance programs, including workers' compensation. The Company recognizes its obligations associated with these policies in the period the claim is incurred. The Company records an estimate of the ultimate cost of, and reserve for, workers compensation based on actuarial computations using the Company's loss history as well as industry statistics. Zurich Insurance Company provides excess reinsurance for all claims over $300,000 per occurrence as well as aggregate coverage for overall claims borne by the group of companies that participate in the program. The program also provides for risk sharing among members for infrequent, large claims over $100,000 but less then $300,000. The Company is responsible for all claims under $100,000. Furthermore, in determining reserves, the Company includes reserves for estimated claims incurred but not reported. Such estimates and the resulting reserves are reviewed and updated periodically, and any adjustments resulting there from are reflected in earnings currently.

Office Closings and Restructure Charges

For fiscal 2005 the Company recorded a goodwill impairment in the amount of $1,431 excluding the write off which resulted form the sale of the AllCare Nursing business, discussed in note 3. In the third quarter of fiscal 2004 the Company recorded a charge associated with the closing of certain offices in the amount of $2,589. The components of the charges are as follows:

           Components                               February 28, 2005                        February 29, 2004
--------------------------------------- ---------------------------------------- ----------------------------------------
Write-off of fixed assets                                                                         $  892
Write-off of related goodwill                             $1,431                                     889
Severance costs and other benefits
                                                                                                     608
Other exit costs                                                                                     200
                                                                                                     ---
  Total restructuring charge                              $1,431                                  $2,589


Through February 28, 2005, the Company has paid $707 of severance and other costs associated with the office closings. As of February 28, 2005, the Company's accounts payable and accrued expenses included $101 of remaining costs accrued consisting mainly of severance and lease costs. The remaining lease costs will be paid through the term of the related leases that expire through January 2007.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding for the applicable period. Diluted earnings (loss) per share is computed using the weighted average number of common shares plus potential common shares outstanding, unless the inclusion of such potential common equivalent shares would be anti-dilutive. In Fiscal 2005, 2004 and 2003, 9,734, 6,002 and 5,946 common stock equivalents, respectively, have been excluded from the earnings per share calculation, as their inclusion would have been anti-dilutive.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, amounts due under bank financing and acquisition notes payable approximate fair value.

Advertising

Advertising costs, which are expensed as incurred, were $500, $571 and $1,088 in Fiscal 2005, 2004 and 2003, respectively, and are included in general and administrative expenses.

Stock-Based Compensation

The Company applies the intrinsic value method in accounting for its stock-based compensation. Had the Company measured compensation under the fair value method for stock options granted, the Company's net loss and net loss per share, basic and diluted, would have been as follows:

                                                                                 Fiscal Year Ended
                                                            February 28, 2005     February 29, 2004     February 28, 2003
Net loss, as reported                                         $       (10,404)      $        (6,180)      $        (2,833)
Less:  Fair value method of stock-based compensation,
 net of tax                                                            (1,014)                 (384)                  (59)
                                                            ---------------------------------------------------------------
Net loss, pro forma                                           $       (11,418)      $        (6,564)      $        (2,892)
                                                            ===============================================================

Basic net loss per share as reported                          $         (0.42)      $         (0.25)      $         (0.12)
Proforma basic net loss income per share                      $         (0.45)      $         (0.27)      $         (0.12)
Diluted net loss per share as reported                        $         (0.42)      $         (0.25)      $         (0.12)
Proforma diluted net loss income per share                    $         (0.45)      $         (0.27)      $         (0.12)

---------------------------------------------------------------------------------------------------------------------------


The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in Fiscal 2004 and 2003, respectively. Risk-free interest rates of 4.4% and 4.7%; dividend yield of 0% for each year; expected lives of 10 years for each year and volatility of 96%, and 96%. There was no issuance of stock options during Fiscal 2005.

Recent Accounting Pronouncements

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

In October 2003, the FASB issued a revision to FIN 46, which among other things deferred the effective date for certain variable interests. Application is required for interest in special-purpose entities in the period ending after December 15, 2003 and application is required for all other types of VIEs in the period ending after March 15, 2004. The adoption of FIN 46 and FIN46R did not have any impact on the Company's consolidated financial statements as of and for the year ended February 28, 2005.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment" (SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in an entity's statement of income. The accounting provisions of SFAS 123R are effective for annual reporting periods beginning after June 15, 2005. The Company is required to adopt the provisions of SFAS 123R in the quarter ending May 31, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a material impact on the consolidated statements of operations and net income
(loss) per share.

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

4. Discontinued Operations

In December 2004, after reviewing the significant debt obligations of the Company and the alternatives thereto, the Board of Directors of the Company concluded and authorized the Company to seek to sell its AllCare Nursing business. On April 22, 2005, the Company sold substantially all of the assets of its AllCare Nursing Services business, which assets consisted primarily of goodwill and accounts receivable, and liabilities to Onward Healthcare, Inc. ("Onward") of Norwalk, Connecticut, for approximately $20.0 million in cash, of which $1.2 million was placed in escrow pending the collection of the accounts receivable. AllCare Nursing was located in Melville, New York, with offices in Union, New Jersey, and in Stratford, Connecticut, and provided supplemental staffing and travel nurses to healthcare facilities in the greater New York City metropolitan area, northern New Jersey, and Connecticut.

The Company originally purchased AllCare Nursing, then known as Direct Staffing Inc. ("DSI") and DSS Staffing Corp. ("DSS") (together "Direct Staffing"), in January 2002 for $30.2 million. The purchase price was evidenced by two series of promissory notes issued to each of the four owners of DSS and DSI. The first series of notes (the "First Series"), in the aggregate principal amount of $12,975, bore interest at 5% per annum and was payable in 36 consecutive equal monthly installments of principal, together with interest thereon, with the first installment having become due on March 1, 2002. The second series of notes (the "Second Series"), in the aggregate principal amount of $17,220, bore interest at the rate of 5% per annum and was payable as follows: $11 million, together with interest thereon, on April 30, 2005 (or earlier if certain capital events occur prior to such date) and the balance in 60 consecutive equal monthly installments of principal, together with interest thereon, with the first installment becoming due April 30, 2005. If the contingent purchase price adjustment was triggered on April 30, 2005, then the aggregate principal balance of the Second Series was to be increased by such contingent purchase price. Payment of the First Series and the Second Series was collateralized by a second lien on the assets of the acquired licensees (see Note 9). In June 2003, the notes were modified.

The Company was required to use the funds which it received from Onward to retire approximately $13.0 million in bank debt and to repay and restructure the $28.1 million in promissory notes outstanding to the sellers of Direct Staffing. In connection with obtaining its lender's consent to the sale and paying down its bank debt, the Company's revolving credit facility was permanently reduced from $35.0 million to $15.0 million. As a result of the repayment and restructuring of the Direct Staffing promissory notes, those obligations were reduced from $28.1 million to $8.1 million.

The Company wrote-off goodwill of $3.8 million as of February 28, 2005, which represents the difference in the sales price of AllCare Nursing and the book value of the net assets including goodwill.The company's consolidated financial statements reflect AllCare Nursing as discontinued operations in the financial results of the Company for fiscal years 2005, 2004, and 2003.

The components of Assets and Liabilites Held For Sale for fiscal 2004 and 2005 are presented in the chart below:


                                                    February 28, 2005           February 29, 2004
                                                    -----------------           -----------------
Assets Held For Sale

Accounts receivable net                                 $10,464                     $15,956
Prepaid expenses                                            103                          11
Fixed Assets                                                 41                          63
Intangibles                                               4,761                       5,426
Goodwill                                                 21,689                      25,532
Other assets                                                 40                          37
Deferred income taxes                                                                (1,493)
                                                       ---------                   ---------
     Total Assets Held For Sale                         $37,098                     $45,532
                                                       =========                   =========

Liabilities Held For Sale
Accounts payable                                           $231                        $135
Accrued expenses                                            685                         186
Due under bank Financing                                 11,185                      16,064
Notes payable                                            21,667                      21,193
                                                       ---------                   ---------
     Total Liabilities Held for Sale                    $33,768                     $37,578
                                                       =========                   =========

Net Assets Held For Sale                                $ 3,330                     $ 7,954
                                                       =========                   =========


Revenue and Pretax Income (loss) for discontinued operations for fiscal 2005, 2004 and 2003 is presented in the chart below:

                                February 28, 2005      February 29, 2004      February 28, 2003
                                -----------------      -----------------      -----------------
Revenue                         $37,373                $49,191                $49,843
                                -------                -------                -------

Pre Tax (loss) income           $(1,945)               $ 1,692                $ 2,177
                                --------               --------               -------

Interest expense included in discontinued operations is $2,253, $2,288 and $2,127 for fiscal year end February 28, 2005, February 29, 2004 and February 28, 2003 respectively.

5.Fixed Assets
Fixed assets consist of the following:



-----------------------------------------------------------------------------------------------
                                              Estimated Useful   February 28,      February 29,
                                               Life in Years        2005              2004
Computer equipment and software                   3 to 5         $        810      $      1,395
Office equipment, furniture and fixtures             5                     69               215
Leasehold improvements                               5                    154               191
                                                                 ------------------------------
                                                                        1,033             1,801
Less: accumulated depreciation
   and amortization                                                       583             1,016
                                                                 ------------------------------
Total                                                            $        450      $        785
                                                                 ==============================

-----------------------------------------------------------------------------------------------

As of February 28, 2005 and February 29, 2004, fixed assets include amounts for equipment acquired under capital leases with an original cost of $262. Depreciation expense was $436, $1,168 and $1,376 in 2005, 2004 and 2003, respectively. The accumulated amortization on equipment acquired under capital lease obligations was $223 and $170 as of February 28, 2005 and February 29, 2004, respectively.


6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:


---------------------------------------------------------------------------------------------
                                                               February 28,      February 29,
                                                                   2005             2004
Prepaid workers compensation expense                            $     3,398      $      3,946
Other                                                                 1,018               743
                                                                -----------------------------
Total                                                           $     4,416      $      4,689
                                                                =============================

---------------------------------------------------------------------------------------------

7. Accrued Expenses

Accrued expenses consist of the following:


---------------------------------------------------------------------------------------------
                                                                February 28,     February 29,
                                                                    2005            2004
Payroll and related taxes                                       $       939      $      2,111
Accrued licensee payable                                                998             1,076
Insurance accruals                                                    2,173             2,264
Interest payable                                                         23                20
Other                                                                 1,298               811
                                                                -----------------------------
Total                                                           $     5,431      $      6,282
                                                                =============================

---------------------------------------------------------------------------------------------

8.  Financing Arrangements

Debt financing payable consists of the following:

--------------------------------------------------------------------------------
                                                    February 28,    February 29,
                                                       2005            2004

Financing Agreement                                 $     9,660     $     9,478

(a)During April 2001, the Company entered into a Financing Agreement ("New Financing Arrangement") with a lending institution, whereby the lender agreed to provide a revolving credit facility of up to $25 million. The New Financing Agreement was amended in October 2001 to increase the facility to $27.5 million. Amounts borrowed under the New Financing Agreement were used to repay $20,636 of borrowing on its existing facility. As a result, the Company recognized a loss of approximately $850 (before a tax benefit of $341) in fiscal 2002, which includes the write-off of deferred financing costs and an early termination fee.

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

In November 2002, the lending institution with which the Company has the secured facility increased the revolving credit line to $35 million and provided for an additional term loan facility totaling $5 million. Interest accrues at a rate of 3.95% over the LIBOR on the revolving credit line and 6.37% over the LIBOR on the term loan facility. The Facility expires in November 2005. The term loan facility is for acquisitions and capital expenditures. Repayment of this additional term facility will be on a 36 month straight line amortization. The Agreement contains various restrictive covenants that, among other requirements, restrict additional indebtedness. The covenants also require the Company to meet certain financial ratios. In November 2002, the interest rates were revised to 4.55% over the LIBOR on the revolving line and 7.27% over the LIBOR on the term loan facility as part of a loan modification. As of February 28, 2005 and February 29, 2004, the outstanding balance on the revolving credit facility was $18,772 and $22,698, respectively. Of the outstanding balances on the revolving credit facility, $9,112 and $13,221 are considered liabilities held for sale at February 28, 2005 and February 29, 2004 respectively. As of February 28, 2005 and February 29, 2004, the outstanding balances on the term loan, which are considered liabilities held for sale were $2,073 and $2,841, respectively.

On June 13, 2003, the Company received a waiver from the lender for non compliance of certain Facility covenants as of February 28, 2003. Interest rates on both the revolving line and term loan facility were increased 2% and can decrease if the Company meets certain financial criteria. In addition, certain financial ratio covenants were modified. The additional interest is not payable until the current expiration date of the Facility which is November 2005. As part of this modification, the lender and the DSS and DSI noteholders amended the subordination agreement (see Note 9). As a result of that amendment, the two series of promissory notes to the former owners of DSS and DSI have been condensed into one series of notes. One of the notes is for a term of seven years, with a minimum monthly payment (including interest) of $40 in year one and minimum monthly payments of $80 in subsequent years, with a balloon payment of $3,600 due in year four. The balance on the first note after the balloon payment is payable over the remaining three years of the note, subject to limitations.

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

On January 8, 2004, an amendment to the $35 million revolving loan with HFG Healthco-4LLC ("HFG") was entered into modifying certain financial ratio covenants as of November 30, 2003.

On May 24, 2004, an amendment to the $35 million revolving loan with HFG was entered into modifying certain financial ratio covenants as of February 29, 2004.

On July 14, 2004, an amendment to the $35 million revolving loan with HFG was entered into modifying certain financial ratio covenants as of May 31, 2004.

On October13, 2004, an amendment to the $35 million revolving loan with HFG was entered into modifying certain financial ratio covenants as of August 31, 2004.

On January 14, 2005, an amendment to the $35 million revolving loan with HFG was entered into modifying certain financial ratio covenants as of November 30, 2004.

On April 22, 2005 the Company entered into an extension of its $35 million revolving loan with HFG reducing the amount of the facility from $35 million to $15 million, reducing the availability from 85% of receivables to 80% of receivables and extending the term until April 2008. On April 22, 2005 in connection with sale of AllCare, the liability due on the Company's revolving line of credit was paid down by the amount of $12,123 and the outstanding term loan balance of $1,888 was extinguished. The Company is in negotiations with HFG on new covenants for the facility. As of February 28, 2005 those covenants have not been finalized as such the Company would not be in compliance with the existing covenants after February 28, 2005. Accordingly, the amount due under the New Financing Arrangement has been included in current liabilities.

On June 8, 2005, an amendment to the $35 million revolving loan with HFG was entered into waiving default on certain financial ratio covenants as of February 28, 2005.

(b) Annual maturities of debt financing payable discussed above are as follows:

         ---------------------------------------------------

         2008                                          9,660

                                                 -----------
         Total                                    $    9,660
                                                 ===========
         ---------------------------------------------------

9. Notes and Guarantee Payable

Notes and guarantee payable consist of the following:

--------------------------------------------------------------------------------
                                             February 28,          February 29,
                                                2005                  2004

Notes payable to DSS and DSI (a)            $       8,100         $      8,100
Other (b)                                             803                  803
Notes from related parties (c)                      1,500
Convertible debentures (d)                          1,260                    -
Guarantee of TLCS liability (e)                         -                2,293
                                            ----------------------------------
                                                   11,663               11,196
      Less: current portion                         2,814                  725
                                            ----------------------------------
                                            $       8,849         $     10,471
                                            ----------------------------------

--------------------------------------------------------------------------------

(a) The Company originally issued two series of promissory notes to each of the four owners of DSS and DSI (three related and one unrelated party; see Note
     4). The first series of notes (the "First Series"), in the aggregate principal amount of $12,975, bore interest at a rate of 5% per annum and was payable in 36 equal monthly installments of principal, together with interest, with the first installment having become due on March 1, 2002. The second series of notes (the "Second Series"), in the aggregate principal amount of $17,220, bore interest at a rate of 5% per annum and was payable as follows: $11 million, together with interest, on April 30, 2005 (or earlier if certain events, as defined, occur prior to such date) and the balance in 60 equal monthly installments of principal, together with interest, with the first installment becoming due on April 30, 2005. On June 13 2003, in connection with the receipt by the Company of a waiver from its senior lender for non-compliance of certain Facility covenants, the lender and the DSS and DSI noteholders amended the subordination agreement and the Company and the noteholders amended the notes issued to those noteholders (see Note 7). As a result of the amendment, what had been two promissory notes issued to each of the former owners of DSS and DSI have been condensed into one note. The amended note issued to one of the former owners is for a term of seven years with a minimum monthly payment (including interest) of $40 in year one and minimum monthly payments of $80 in subsequent years, with a balloon payment of $3,600 due in year four. The balance on that note after the balloon payment is payable over the remaining three years of the note, subject to limitations. The amended note issued to other three former owners are for ten years, with minimum monthly payments (including interest) of $25 in the aggregate in the first year and minimum monthly payments of $51 in the aggregate for the remaining years. Any unpaid balance at the end of the note term will be due at that time. Additional payments are to be made to the noteholders if the Company achieves certain financial ratios. In conjunction with this revision, one of the noteholders has agreed to reduce his note by approximately $2,800, provided the Company does not default under the notes or, in certain instances, the Company's senior lending facility. Payment of the First Series and the Second Series notes and of the amended notes was and is collateralized by the assets of the acquired licensees. Payments on these notes are in accordance with a subordination agreement between the four former owners of DSS and DSI, the Facility and the Company. These notes are subordinated to the borrowings under the Company's revolving credit facilities (see Note 8). On April 22, 2005 the Company sold the assets collateralizing the above mentioned notes and through a combination of repayment and restructuring of the notes reduced the amount outstanding on the notes to $8,100 which is shown in notes payable long-term at February 28, 2005. The balance of the notes payable $13,589 are shown in liabilities held for sale.

As part of the repayment and restructuring of the notes, the obligations of one former owner were discharged entirely. The notes of the three other owners were modified to provide for interest at the rate of 4% per annum for one year and 5% per annum thereafter, with the first payment being due and payable in May 2006. Principal payments under the restructured notes are to be made in 120 monthly installments, commencing no earlier than May 2006 and being made only if and when certain financial targets are achieved. The Notes are secured by a subordinated security interest in the accounts, equipment, fixtures, goods and inventory of ATC Healthcare Services, Inc. The notes continue to be subordinated to borrowings under the Company's credit facility, as well as to the $1,500 note it issued in December 2004 to the wife of one of its executive officers, which is described below.

The three owners also hold Notes in the aggregate principal amount of $330 that mature on October 31, 2005 and are subject to the subordination agreement between the owner and the Company's senior lender. The Notes bear interest at the rate of 8% per annum. They are convertible at the option of the holders into Class A Common Stock of the Company based on the average closing price of the stock for the three trading days immediately preceding the conversion date. It is contemplated that the Notes will be repaid from funds released from the escrow created as a part of the Company's sale of its AllCare Nursing business.

(b) The Company issued various notes payable bearing interest at rates ranging from 6% and 12% per annum, in connection with various acquisitions with maturities through January 2007.

(c) On December 15, 2004 the Company entered into a $1.5 million 15% convertible subordinated note with the wife of one of the Executive officers of the Company. The Note bears interest at 15% per annum and matures on January 15, 2007. It is to be repaid in eight equal installments commencing April 15 ,2005, subject to restrictions on the sources of such payment. At the option of the holder, all or a portion of the note may be converted at any time, plus accrued but unpaid interest, into shares of Class A Common Stock at a per share price equal to the closing bid price of the Common Stock on the date of conversion.

(d) On April 19, 2004 upon execution of the Standby Equity Distribution Agreement, a Convertible Debenture in the principal amount of $140 was issued to Cornell Capital Partners as a Commitment fee. The Convertible Debenture has a term of three years, accrues interest at 5% and is convertible into the Company's common stock at a price per share of 100% of the lowest closing bid price for the three days immediately preceding the conversion date. At February 28, 2005 $90 was outstanding on the promissory note.

In April 2004 the Company issued $500 of Convertible Notes due April 2, 2005 and warrants to purchase $250,000 shares of Class A common stock at $0.75 per share. The Convertible Notes do not bear interest and are to be repaid in Common Stock of the Company priced at the effective price at which Common Stock or securities convertible into Common Stock of the Company was sold between October 2, 2004 and April 2, 2005. The Company is in the process of causing Common Stock priced at $0.27 per share to be issued to repay the Notes.

For financial reporting purposes the warrants were accounted for as a liability. The fair value of the warrants which amounted to $95 on the date of grant was recorded as a reduction to the April Maturity Notes.

The warrant liability will be reclassified to equity on the effective date of the registration statement, evidencing the non-impact of these adjustments on the Company's financial position and business operations. The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk free interest rate of 4%; the contractual life of 4 years and volatility of 111%. There was no significant change in the fair value of the warrants at February 28, 2005 from the time the warrants were granted.

On February 18, 2005 the Company issued a Promissory Note to Cornell Capital Partners L.P. in the principal amount of $820 . As was contemplated, the Note is to be repaid through Issuances of Class A Common stock to Cornell Capital Partners under the Standby Equity Distribution Agreement between the Company and Cornell Captial Partners. The Company has placed a certificate evidencing shares of its class A Common Stock in escrow in connection with the Note and the Standby Equity Distribution Agreement, which are not deemed issued and outstanding until released form the escrow. As of February 28, 2005, the certificate evidenced 6,111,872 At February 28, 2005 $760 was outstanding on the Promissory Note. Proceeds from this advance were used to fund general working capital needs.

(e) Guarantee of Tender Loving Care Services, ("TLCS") Liability - The Company is contingently liable on $2.3 million of obligations owed by TLCS which is payable over eight years. On November 8, 2002, TLCS filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. As a result, the Company had recorded a provision of $2.3 million representing the balance outstanding on the related TLCS obligations. The Bankruptcy Court has approved the plan for concluding the TLCS Bankruptcy. The plan provides for, among other things, that claims falling within this guarantee should be paid in full. The assets of TLCS have been sold by the bankruptcy court and the Company has been advised that the sale price is sufficient to cover the claims of TLCS creditors. The Company is entitled to be indemnified by TLCS if it has to pay any monies on the guarantee and has filed claims for such indemnification in the TLCS Bankruptcy case. Those claims have not been disputed. Based on the above facts, the Company and its legal counsel have concluded that it is no longer probable that the Company will be liable for any amounts under the guarantee and in November 2004 the Company reversed the provision for such guarantee.

(f) Annual maturities of notes payable discussed above are as follows:


    -------------------------------------------------

    2005                                  $   2,814
    2006                                        720
    2007                                         29
    2008                                          0
    2009                                          0
    Thereafter                                8,100
                                          ---------
    Total                                 $  11,663
                                          =========
    ------------------------------------------------

10. Income Taxes

The provision (benefit) for income taxes consists of the following:


                                                               Fiscal Year Ended
                                          February 28, 2005    February 29, 2004  February 28, 2003
----------------------------------------------------------------------------------------------------
Current:
     Federal                              $               -    $              -   $               -
     State                                               39                  55                  40
                                          ----------------------------------------------------------
                                                         39                  55                  40
                                          ----------------------------------------------------------
Deferred
     Federal                                          3,477                 836              (2,686)
     State                                                                   47                (170)
                                          ----------------------------------------------------------
                                                      3,477                 853              (2,856)
                                          ----------------------------------------------------------

Total income tax provision (benefit)
 expense                                  $           3,516    $            938   $          (2,816)
                                          ==========================================================

----------------------------------------------------------------------------------------------------

A reconciliation of the differences between income taxes computed at the federal statutory rate and the provision (benefit) for income taxes as a percentage of pretax income from continuing operations for each year is as follows:


                                                     2005       2004       2003
--------------------------------------------------------------------------------
Federal statutory rate                             (34.0%)    (34.0%)    (34.0%)

State and local income taxes, net
   of federal income tax benefit                     1.6%       0.7%       2.1%

Valuation allowance increase (decrease)            103.3%      48.1%          -

Other                                                0.2%      (1.3%)       .1%
                                                --------------------------------
Effective rate                                      71.1%      13.5%     (36.0%)

--------------------------------------------------------------------------------

The Company's net deferred tax assets are comprised of the following:



--------------------------------------------------------------------------------
                                          February 28, 2005    February 29, 2004
Current:
     Allowance for doubtful accounts       $          608        $         295
     Accrued expenses                               1,007                1,219
                                           -------------------------------------
                                                    1,615                1,514
                                           -------------------------------------
    Valuation allowance                            (1,615)              (1,514)
                                           -------------------------------------
                                                        -                    -
                                           -------------------------------------
Non-current:
     Revenue recognition                                -                   16
     Net operating loss carryforward                6,048                3,566
     Depreciation and amortization                    542                  856
     TLCS guarantee                                     -                  916
                                           -------------------------------------
                                                    6,590                5,354
                                           -------------------------------------
    Valuation allowance                            (6,590)              (1,877)
--------------------------------------------------------------------------------
                                           $            -        $       3,477
                                           =====================================

--------------------------------------------------------------------------------

For the years ended February 28, 2005 and February 29, 2004, income tax expense is due primarily to the changes in valuation allowance provided in those periods. During the third quarter of fiscal 2004, it became apparent that the hospital patient volumes were not returning as anticipated and the Company would not return to profitable operations in fiscal 2004. . Due to its continued losses in fiscal 2005 the Company provided a valuation allowance for the remaining deferred tax asset. The Company intends to maintain its valuation allowance until such time as positive evidence exists to support reversal of the valuation allowance. Income tax expense recorded in the future will be reduced to the extent of offsetting reductions in the Company valuation allowance.

At February 28, 2005, the Company has a federal net operating loss of approximately $10,490 which expires in 2020 through 2024.

11. COMMITMENTS AND CONTINGENCIES

Lease Commitments:

Future minimum rental payments under noncancelable operating leases relating to office space and equipment rentals that have an initial or remaining lease term in excess of one year as of February 28, 2005 are as follows:

                   Year Ending February 28,

                                     2006   $1,005
                                     2007      782
                                     2008      690
                                     2009      504
                                     2010      463
                      Thereafter               397
                                          ---------
             Total minimum lease payments   $3,841
             -----------------------------=========

Certain operating leases contain escalation clauses with respect to real estate taxes and related operating costs.

Rental expense was approximately $1,676, $1,702 and $1,504 in Fiscal 2005, 2004 and 2003, respectively.

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

12. STOCKHOLDERS' EQUITY

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

Common Stock -- Recapitalization and Voting Rights:

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

During Fiscal 2004, the Company issued 55,618 shares of Series A Common Stock pursuant to the Employee Stock Purchase Plan.

On April 19, 2004, The Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $5,000,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay the Company 97% of the lowest closing bid price of the common stock during the five consecutive trading days immediately following the notice date. Further, the Company has agreed to pay Cornell Capital Partners, L.P. 5% of the proceeds that the Company receives under the Standby Equity Distribution Agreement, issued a Convertible Debenture in the principal amount of $140 as a commitment fee. The Agreement is subject to the Company filing and maintaining an effective S-1 registration. In November 2004, the Securities and Exchange Commission declared the Company's S-1 Effective. As of February 28, 2005 The Company has issued 1,682,104 shares to Cornell Capital Partners under the Agreement and $140 Convertible Debenture (and to pay a fee to Arthurs Lestrange & Company, Inc., as a private placement agent) with sales prices of $0.27 to $0.41 per share. The Company received net proceeds of $176 (net of expenses of $358) from the sale of these securities.

During Fiscal 2005, 55,000 shares of Series A Common Stock were issued upon the conversion of the same number of Series B Common Stock.

During Fiscal 2005, the Company issued 13,796 shares of Series A Common Stock pursuant to the Employee Stock Purchase Plan.

During Fiscal 2005, The Company issued 165,000 shares at $0.30 per share for consulting services. Stock Options:

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

A total of 3,021,750 stock options were granted under the 1993 Stock Option Plan, at prices ranging from $0.50 to $3.87, of which 809,000 remain outstanding at February 28, 2005.

1994 Performance-Based Stock Option Plan

During the year ended February 28, 1995, the Company adopted a stock option plan (the "1994 Performance-Based Stock Option Plan") that provides for the issuance of up to 3.4 million shares of Common Stock. Executive officers of the Company and its wholly owned subsidiaries are eligible for grants. Performance-based stock options are granted for periods of up to 10 years and the exercise price is equal to the average of the closing price of the common stock for the 20 consecutive trading days prior to the date on which the option is granted. Vesting of Performance Based Stock Options is during the first four years after the date of grant, and is dependent upon increases in the market price of the common stock.
F-25

Since inception, a total of 10,479,945 stock options were granted under the 1994 Performance-Based Stock Option Plan, at option prices ranging from $.53 to $3.14, of which 2,767,382 remain outstanding at February 28, 2005.

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

A total of 1,898,083 stock options were granted under the 1998 Stock Option Plan, at exercise prices ranging from $.23 to $2.40, of which 650,500 remain outstanding at February 28, 2005.

2000 Stock Option Plan

During Fiscal 2001, the Company adopted a stock option plan (the "2000 Stock Option Plan") under which an aggregate of three million shares of common stock is reserved for issuance. Both key employees and non-employee directors, except for members of the compensation committee, are eligible to participate in the 2000 Stock Option Plan.

A total of 400,000 stock options were granted under the 2000 Stock Option Plan at an exercise price of $1.02, of which all are outstanding as of February 28, 2005.

Information regarding the Company's stock option activity is summarized below:

-------------------------------------------------------------------------------------------------------
                                                     STOCK OPTION       OPTION PRICE   WEIGHTED-AVERAGE
                                                       ACTIVITY                         EXERCISE PRICE
                                                  -------------------
Options outstanding as of February 28, 2002                5,136,182    $.25 - $1.02          $0.59
 Granted                                                      45,000    $.85 - $2.40          $1.46
 Exercised                                                  (103,333)   $.50 - $.56           $0.50
 Terminated                                                   (6,667)       $.56              $0.56
                                                  -------------------
Options outstanding as of February 28, 2003                5,071,182    $.25 - $2.40          $0.59
 Granted                                                   3,916,382    $.59 - $.79           $0.60
 Exercised                                                   (56,500)   $.23 - $.50           $0.30
 Terminated                                               (4,304,182)   $.50 - $2.40          $0.57
                                                  -------------------
Options outstanding as of February 29, 2004                4,626,882    $.25 - $2.40          $0.63
 Granted                                                           -          -                 -
 Exercised                                                         -          -                 -
 Terminated                                                        -          -                 -
                                                  -------------------
Options outstanding as of February 28, 2005                4,626,882    $.25 - $2.40          $0.63
                                                  ===================

-------------------------------------------------------------------------------------------------------

Included in the outstanding options are 400,000 NQSOs which were exercisable at February 28, 2005.

The following table summarizes information about stock options outstanding at February 28, 2005:

---------------------------------------------------------------------------------------------------------------------
                            Options Outstanding                                 Options Exercisable
---------------------------------------------------------------------------------------------------------------------
                                     Weighted-average                                              Weighted
                                        Remaining                 Weighted                          Average
   Range of             Number     Contractual Life (In           Average           Number         Exercise
Exercise Prices       Outstanding         Years)               Exercise Price    Exercisable        Price
---------------------------------------------------------------------------------------------------------------------
$.25 to $.58             245,500           4.4                     $0.41            207,866          $0.39
---------------------------------------------------------------------------------------------------------------------
   $0.59               3,811,382           8.8                     $0.59            563,666          $0.59
---------------------------------------------------------------------------------------------------------------------
$.60 to $2.40            570,000           6.3                     $1.00            515,833          $1.03
                   --------------------------------------------------------------------------------------------------
                       4,626,882          8.43                     $0.63          1,287,365          $0.79
---------------------------------------------------------------------------------------------------------------------

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

13. EMPLOYEE 401(K) SAVINGS PLAN
The Company maintains an Employee 401(k) Savings Plan. The plan is a defined contribution plan which is administered by the Company. All regular, full-time employees are eligible for voluntary participation upon completing one year of service and having attained the age of 21. The plan provides for growth in savings through contributions and income from investments. It is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Plan participants are allowed to contribute a specified percentage of their base salary. However, the Company retains the right to make optional contributions for any plan year. For fiscal 2005 the Company contributed $16 to the plan. Optional contributions were not made in fiscal 2004 and 2003.

14. LICENSEE SALES

The Company includes in its service revenues, service costs and general and administrative costs revenues and costs associated with its licencee's. Summarized below is the detail associated with the above discussed items for the years ended February 28, 29, and 28, 2005, 2004 and 2003 respectively.


--------------------------------------------------------------------------------
                              Year Ended       Year Ended       Year Ended
                             February 28,     February 29,     February 28,
                                    2005             2004             2003
--------------------------------------------------------------------------------
Company Service
Revenue                          $17,693          $24,720          $27,748
--------------------------------------------------------------------------------
Licensee Service
Revenue                          $50,244          $56,490          $71,129
--------------------------------------------------------------------------------
Total Revenue                    $67,937          $81,210          $98,877
--------------------------------------------------------------------------------
Company Service
Costs                            $13,135          $17,506          $19,793
--------------------------------------------------------------------------------
Licensee Service
Costs                            $41,597          $45,699          $56,992
--------------------------------------------------------------------------------
Total Service Costs              $54,732          $63,205          $76,785
--------------------------------------------------------------------------------
Company General and
administrative costs             $11,068          $12,605          $15,819
--------------------------------------------------------------------------------
Licensee Royalty                  $5,965           $6,602           $8,913
--------------------------------------------------------------------------------
Total General and
administrative costs             $17,033          $19,207          $24,732
--------------------------------------------------------------------------------


The Company settled various disputes with its Atlanta Licensee by selling its Licensor rights to the Licensee for $875. The purchase price is evidenced by a note which is payable over 60 months at a interest rate of 4.75%. In addition various other issues which were being disputed through litigation with the licensee were settled resulting in an offset to the note in the amount of $170. The note due to the Company, which is guaranteed by the Licensee is reflected in notes receivable. All amounts due the licensee were paid prior to February 28, 2005. The Company recorded in other income the net amount of $444.

15. SUBSEQUENT EVENTS

On April 22, 2005, the Company sold substantially all of the assets and liabilities of its AllCare Nursing Services business, which consisted primarily of goodwill and accounts receivable, to Onward Healthcare, Inc. ("Onward") of Norwalk, Connecticut, for approximately $20.0 million in cash, of which $1.2 million was placed in escrow pending the collection of the accounts receivable. AllCare Nursing was located in Melville, New York, with offices in Union, New Jersey, and in Stratford, Connecticut, and provided supplemental staffing and travel nurses to healthcare facilities in the greater New York City metropolitan area, northern New Jersey, and Connecticut.

The Company originally purchased AllCare Nursing, then known as Direct Staffing Inc. and DSS Staffing Corp. (together "Direct Staffing"), in January 2002 for $30.2 million in five percent interest-bearing promissory notes. The Company was required to use the funds which it received from Onward to retire approximately $13.0 million in bank debt and to repay and restructure the $28.1 million in promissory notes outstanding to the sellers of Direct Staffing. In connection with obtaining its lender's consent to the sale and paying down its bank debt, the Company's revolving credit facility was permanently reduced from $35.0 million to $15.0 million. As a result of the repayment and restructuring of the Direct Staffing promissory notes, those obligations were reduced from $28.1 million to $8.1 million.
                                      F-28

The Company recorded a goodwill impairment of $3.8 million as of February 28, 2005, which represents the difference in the sales price of AllCare Nursing at February 28, 2005 and the value of the net assets including goodwill which the Company had on its financial statements as of that date.

The Company's Consolidated Financial Statements reflect the financial results of the AllCare Nursing business for the fiscal years 2005, 2004 and 2003 as discontinued operation.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data for Fiscal 2005 and 2004 are as follows (in thousands, except per share data) restated to reflect the AllCare Nursing business as Discontinued Operations.:

------------------------------------------------------------------------------------------------------------------------
Year ended February 28, 2005                         First Quarter Second Quarter  Third Quarter       Fourth Quarter

Total revenues                                        $    18,683    $    17,571    $    16,000         $    15,683
                                                     -------------------------------------------------------------------

Net loss available to common stockholders on
continuing operations                                 $      (476)   $      (668)   $    (1,241)        $    (6,144)
                                                     ===================================================================

Net income (loss) available to common stockholders on
Discontinued Operations                               $       421    $       403    $       (74)        $    (2,695) (2)
                                                     -------------------------------------------------------------------

Total Net loss available to common stockholders       $       (55)   $      (265)   $    (1,315) (1)    $    (8,839) (2)
                                                     -------------------------------------------------------------------

Basic and diluted (loss) earnings  per share
Loss from continuing operations                       $     (0.02)   $     (0.03)   $     (0.05)        $     (0.24)
                                                     ===================================================================
Income (loss) from discontinued operations            $      0.02    $      0.02    $     (0.01)        $     (0.11)
                                                     ===================================================================

Net loss per common share-basic and diluted           $         -    $     (0.01)   $     (0.06)        $     (0.35)
                                                     ===================================================================
------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------
Year ended February 29, 2004                         First Quarter Second Quarter  Third Quarter       Fourth Quarter

Total revenues                                        $    22,687    $    20,937    $    19,534         $    18,052
                                                     -------------------------------------------------------------------

Net loss available to common stockholders on
continuing operations                                 $      (566)       $(1,485)   $    (4,836)        $     (1,052)
                                                     ===================================================================

Net income (loss) available to common stockholders
on Discontinued operations                            $       331    $       814    $      (228)        $       775
                                                     -------------------------------------------------------------------

Total net loss available to common stockholders       $      (235)   $      (671)   $    (5,064) (3)    $      (277)
                                                     -------------------------------------------------------------------

Basic and diluted (loss) earnings  per share
Loss from continuing operations                       $     (0.02)   $     (0.06)   $     (0.20)        $     (0.04)
                                                     ===================================================================
Income from discontinued operations                   $      0.01    $      0.03    $      0.00         $      0.03
                                                     ===================================================================

Net loss per common share-basic and diluted           $     (0.01)   $     (0.03)   $     (0.20)        $     (0.01)
                                                     ===================================================================
------------------------------------------------------------------------------------------------------------------------

     (1) In the third quarter of Fiscal 2005, the Company recorded a charge of approximately $449 for a write-down of Goodwill and a credit to income of $2,300 for the reversal of the TLC guarantee.
     (2) In the fourth quarter of Fiscal 2005, the Company recorded a charge of approximately $4,825 for a write-down of Goodwill of which $3,845 was for discontinued operations, $1,400 for workers' compensation liabilities, and $700 for a reserve for bad debt associated with its discontinued operations.
     (3) In the third quarter of Fiscal 2004, the Company recorded a charge of approximately $2,600 for a restructuring expense.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
-------------------------------------
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

-------------------------------------------------------------------------------------------------
                                                             Fiscal Year Ended
                                          -------------------------------------------------------
                                           February 28, 2005 February 29, 2004  February 28, 2003
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Balance, beginning of period               $            276  $            819   $            714

Additions charged to costs and expenses                 430                 7                629

Deductions                                             (242)             (550)              (524)
                                          -------------------------------------------------------

Balance, end of period                     $            464  $            276   $            819
                                          =======================================================

Included in assets held for sale           $          1,397  $            461   $            965
                                          =======================================================

Total                                      $          1,861  $            737   $          1,784
                                          =======================================================
-------------------------------------------------------------------------------------------------

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
         ACCOUNTING AND FINANCIAL
         ------------------------


 DISCLOSURE
-----------

          (a)     Previous Independent Accountants

(i) On September 17, 2003, ATC Healthcare, Inc. (the "Company") dismissed PricewaterhouseCoopers LLP as its independent accountants. The Company's Audit Committee participated in and approved the decision to change independent accountants.

(ii) The reports of PricewaterhouseCoopers LLP on the financial statements for the two Fiscal years prior to their dismissal contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

(iii) In connection with its audit for the two Fiscal years prior to their dismissal and through September 17, 2003, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such years.

(iv) During the two Fiscal years prior to their dismissal and through September 17, 2003, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

(v) The Company has requested that PricewaterhouseCoopers LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated September 22, 2003, was filed as exhibit16 to Form 8-K.

     (b)     New Independent Accountants

     The Company engaged Goldstein Golub Kessler LLP as its new independent accountants as of September 17, 2003. During the two Fiscal years prior to the dismissal of PricewaterhouseCoopers LLP and through September 17, 2003, the Company has not consulted with Goldstein Golub Kessler LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided by Goldstein Golub Kessler LLP concluded on that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to
Item 304 of Regulation  S-K, or a reportable  event,  as that term is defined in
Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES
         -----------------------

(a) Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
(b) During the last Fiscal quarter, there were no changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
            -----------------
None

PART III
--------

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
            --------------------------------------------------

The information required by this section will be included in the Company's Proxy Statement, which will be filed with the Securities Exchange Commission on or before June 28, 2005 and is incorporated by reference herein.

ITEM 11.    EXECUTIVE COMPENSATION
            ----------------------

The information required by this section will be included in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission on or before June 28, 2005 and is incorporated by reference herein.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            -----------------------------------------------
            AND MANAGEMNT AND RELATED STOCKHOLDER MATTERS
            ---------------------------------------------

The information required by this section will be included in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission on or before June 28, 2005 and is incorporated by reference herein.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

The information required by this section will be included in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission on or before June 28, 2005 and is incorporated by reference herein.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
            --------------------------------------

Fees billed to the Company by Goldstein Golub Kessler LLP during the fiscal year ended February 28, 2005 were as follows:

Audit fees-Goldstein Golub Kessler LLP billed an aggregate of $75 in fees for services rendered for the annual audit of the Company's consolidated financial statements for the fiscal year ended February 28, 2005 and $28 for audit related consisting fees of quarterly reviews and professional services realted to S-1 filing.

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

PART IV
-------

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
            ---------------------------------------

(A)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The financial statements, including the supporting schedules, filed as part of the report, are listed in the Table of Contents to the Consolidated Financial Statements.

(B)  REPORTS ON 8-K

There were two reports on Form 8-K filed by the Company during the Company's last Fiscal quarter.

     (1) On January 14, 2005, the Company filed a Report on Form 8-K furnishing information under Items 7.01 and 9.01.


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

See Notes to Exhibits
                                       36

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




See Notes to Exhibits

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

10.93 Tax Allocation agreement dated as of October 20, 1999, between the Company and TLCS. (O)

10.94 Transitional Services agreement, dated as of October 20, 1999,between the company and TLCS. (O) See Notes to Exhibits

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

10.112 Receivables Purchase and Transfer Agreement dated April 6, 2001 between the Company and HFG Healthco-4 LLC (W)

10.113 Asset purchase agreement dated October 5, 2001, between the Company and Doctors' Corner and Healthcare Staffing, Inc. (U)

10.114 Asset purchase agreement dated January 31, 2002, between the Company and Direct Staffing, Inc. and DSS Staffing Corp. (V)

10.115 Amendment to Employment agreement dated November 28, 2001 between the Company and Stephen Satisfy (Y)

10.116 Amendment to Employment agreement dated November 28, 2001 between the Company and David Savitsky (Y)

See Notes to Exhibits

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

10.117 Amendment to Employment agreement dated December 18, 2001 between the Company and Edward Teixeira (Y)

10.118 Amendment to Employment agreement dated May 24, 2002 between the Company and Alan Levy (Y)

10.119 Loan and Security Agreement dated November 7, 2002 between the Company and HFG Healthco-4 LLC (Z)

10.120 Asset Purchase Agreement dated April 8, 2005 between the Company, ATC Staffing Services, Inc. and Onward Healthcare, Inc. (AA)

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

----------------------
See Notes to Exhibits

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

(Z) Incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 2002 (File No. 0-11380) filed with the Commission on January 21, 2003

(AA) Incorporated by reference to the Company's Form 8-K (fileNo. 0-11380) filed with the Commission on April 26, 2005

*         Incorporated herein

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ATC HEALTHCARE, INC.
                                         By:  /S/  DAVID SAVITSKY
                                              -------------------
                                              David Savitsky
                                              Chief Executive Officer

Dated:  ________, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                            TITLE                   DATE
          ---------

/S/ DAVID SAVITSKY                 Chief Executive Officer         _______, 2005
------------------
David Savitsky                     (Principal Executive
                                   Officer) and Director

/S/ ANDREW REIBEN                  Senior Vice President, Finance, _______, 2005
------------------                 Chief Financial Officer and
Andrew Reiben                      Treasurer (Principal Financial
                                   and Accounting Officer)

/S/ STEPHEN SAVITSKY               President and Chairman of the   _______, 2005
---------------------              Board
Stephen Savitsky


/S/ BERNARD J. FIRESTONE, PH. D.   Director                        _______, 2005
---------------------------------
Bernard J. Firestone, Ph. D.

/S/ JONATHAN HALPERT, PH. D.       Director                        _______, 2005
-----------------------------
Jonathan Halpert, Ph. D.

/S/ MARTIN SCHILLER                Director                        _______, 2005
--------------------
Martin Schiller

By:   /S/ DAVID SAVITSKY
      ------------------
          David Savitsky
          Attorney-in-Fact