Form 10-Q
period 2005-05-31
ATC HEALTHCARE INC /DE/
filed 2005-07-15
CIK 720480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2005, OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of Class A Common Stock and Class B Common Stock outstanding on June 20, 2005 were 29,153,012 and 190,817 shares, respectively.

                      ATC HEALTHCARE, INC. AND SUBSIDIARIES


                                      INDEX




PAGE NO.


PART I.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets
          May 31, 2005 (unaudited) and February 28, 2005                      3

          Condensed Consolidated Statements of Operations (unaudited)
          Three months ended May 31, 2005 and 2004                            4

          Condensed Consolidated Statements of Cash Flows (unaudited)
          Three months ended May 31, 2005 and 2004                            5

          Notes to Condensed Consolidated Financial Statements (unaudited)  6-9

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   10-19

ITEM 3.   QUANTITATIVE AND QUALITATIVE DESCRIPTION
          OF MARKET RISK                                                     20

ITEM 4.    CONTROLS AND PROCEDURES                                           20

PART II.  OTHER INFORMATION                                                  21

ITEM 1.   LEGAL PROCEEDINGS                                                  21

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                   22



PART I.  FINANCIAL INFORMATION
ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
                                                                                May 31, 2005 February 28,
                                                                                 (Unaudited)     2005
                                                                                ------------  --------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                    $    962    $  1,042
     Accounts receivable, less allowance
          for doubtful accounts of $328
          and $461, respectively                                                    10,024      10,022
     Prepaid expenses and other current assets                                       6,404       4,416
     Current assets held for sale                                                     --        10,567
                                                                                  --------------------
               Total current assets                                                 17,390      26,047

Fixed assets, net                                                                      351         450
Intangibles                                                                            552         616
Goodwill                                                                             5,397       5,397
Other assets                                                                         1,174       1,268
Non-current assets held for sale                                                      --        26,531
                                                                                  --------------------
      Total assets                                                                $ 24,864    $ 60,309
                                                                                  ====================
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
     Accounts payable                                                             $  2,191    $  2,170
     Accrued expenses                                                                5,667       5,431
     Book overdraft                                                                    814       1,489
     Current portion due under bank financing                                         --         9,660
     Current portion of notes and convertible debt payable                           3,170       2,814
     Current liabilities held for sale                                                --        12,660
                                                                                  --------------------
               Total current liabilities                                            11,842      34,224

Notes  and convertible debt payable                                                  8,826       8,849
Due under bank financing                                                             8,966        --
Other liabilities                                                                       68         177
Non-current liabilities held for sale                                                           21,108
                                                                                  --------------------
      Total liabilities                                                             29,702      64,358
                                                                                  --------------------

Commitments and contingencies

Convertible Series A Preferred Stock ($.01 par value 4,000 shares authorized,
  2,000 shares issued and  outstanding at May 31, 2005
  and February 28, 2005, respectively)                                               1,154       1,137
                                                                                  --------------------
STOCKHOLDERS' DEFICIENCY:
Class A Common Stock - $.01 par value; 75,000,000 shares authorized; 28,525,860 and 26,581,437 shares issued and outstanding at May 31, 2005
   and February 28,  2005, respectively                                                285         266
Class B Common Stock - $.01 par value;
   1,554,936 shares authorized; 190,317 and 190,417
    shares issued and outstanding at May 31, 2005
   and February 28, 2005, respectively                                                   2           2
Additional paid-in capital                                                          15,224      14,638
Accumulated deficit                                                                (21,503)    (20,092)
                                                                                  --------------------
      Total stockholders' deficiency                                                (5,992)     (5,186)
                                                                                  --------------------
      Total liabilities and stockholders' deficiency                              $ 24,864    $ 60,309
                                                                                  ====================

            See notes to condensed consolidated financial statements.


ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)
                                                                            For the Three Months
                                                                                   Ended

                                                                              May 31,     May 31,
                                                                               2005        2004
                                                                            ---------    -------
REVENUES:
     Service revenues                                                       $  17,010    $18,683
-------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
     Service costs                                                             13,220     13,994
     General and administrative expenses                                        3,917      4,421
     Depreciation and amortization                                                158        168
-------------------------------------------------------------------------------------------------
        Total operating expenses                                               17,295     18,583
-------------------------------------------------------------------------------------------------
(LOSS) INCOME FROM OPERATIONS                                                   (285)        100
-------------------------------------------------------------------------------------------------
INTEREST AND OTHER EXPENSES (INCOME):
     Interest expense, net                                                        531        546
     Other  expense (income), net                                                 (24)       (12)
-------------------------------------------------------------------------------------------------
       Total interest and other expenses                                          507        534
-------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                              (792)      (434)

INCOME TAX PROVISION (BENEFIT)                                                     25       (151)
-------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                                                  (817)      (283)
-------------------------------------------------------------------------------------------------
DISCONTINUED OPERATIONS:
(LOSS) INCOME FROM DISCONTINUED OPERATIONS
NET OF TAX  PROVISION OF $0  IN 2005 AND $ 176 in  2004 RESPECTIVELY             (577)       245
-------------------------------------------------------------------------------------------------
NET LOSS                                                                       (1,394)       (38)
-------------------------------------------------------------------------------------------------
Dividends accreted to Preferred Shareholders                                       17         17
-------------------------------------------------------------------------------------------------
NET LOSS  ATTRIBUTABLE TO COMMON SHAREHOLDERS                               $  (1,411)   $   (55)
=================================================================================================

(LOSS) INCOME EARNINGS PER SHARE:

(LOSS) FORM CONTINUING OPERATIONS:
(LOSS) PER COMMNON SHARE- BASIC                                             $    (.03)   $  (.01)
                                                                            =========    =======
(LOSS)  PER COMMON SHARE - DILUTED                                          $    (.03)   $  (.01)
                                                                            =========    =======
(LOSS) INCOME FROM DISCONTINUED OPERATIONS:
(LOSS) INCOME PER COMMON SHARE-BASIC                                        $    (.02)   $   .01
                                                                            =========    =======
(LOSS) INCOME PER COMMON SHARE - DILUTED                                    $    (.02)   $   .01
                                                                            =========    =======
NET LOSS
(LOSS) PER COMMON SHARE-BASIC                                               $    (.05)   $   .00
                                                                            =========    =======
(LOSS) PER COMMON SHARE - DILUTED                                           $    (.05)   $   .00
                                                                            =========    =======
WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING
     Basic                                                                     27,495     24,911
================================================================================================
     Diluted                                                                   27,495     24,911
================================================================================================




            See notes to condensed consolidated financial statements.



ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
                                                                               For The Three Months
                                                                                      Ended
                                                                                May 31,       May 31,
                                                                                  2005         2004
                                                                            -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
            Net loss                                                         $ (1,394)        $   (38)
            Income (loss) from discontinued operations                       $   (577)        $   421
                                                                             ------------------------
            Net loss from continuing operations                              $   (817)        $  (459)
            Adjustments to reconcile net loss to net cash provided by
              (used in) operations:
             Depreciation and amortization                                        168             168
             Amortization of debt financing costs                                  46              73
             Amortization of discount on convertible debenture                                     16
             Provision for doubtful accounts                                     (133)            (30)
             In kind interest                                                      33

            Changes in operating assets and liabilities:
              Accounts receivable                                                 131             967
              Prepaid expenses and other current assets                        (1,988)         (1,059)
              Other assets                                                         48             107
              Accounts payable and accrued expenses                               257            (872)
              Other long-term liabilities                                        (109)
              Net cash provided (used in) discontinued operations              (1,454)          2,441
                                                                             ------------------------
                 Net cash provided by (used in) operating activities           (3,818)          1,352
                                                                             ------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
              Capital expenditures                                                 (5)            (26)
              Net proceeds from sale of discontinued
                 operations                                                     4,089
                                                                             ------------------------
                 Net cash provided by (used in) investing activities            4,084             (26)
                                                                             ------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
              Net proceeds (repayments) of  Borrowings of notes and
                 capital lease obligation                                         215          (3,285)
              Repayment of term loan facility                                                    (366)
              Payment of debt issuance costs                                                      (15)
              (Decrease) increase in book overdraft                              (675)             18
              Borrowings under new credit facility                                                229
              Issuance of convertible notes and warrants                         --               640
              Net cash provided by discontinued operations                        114           1,396
                                                                             ------------------------
                 Net cash used in financing activities                           (346)         (1,383)
                                                                             ------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (80)            (57)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  1,042             543
                                                                             ------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $    962         $   486
                                                                             ========================
Supplemental Data:
   Interest paid                                                             $    564         $   752
                                                                             ========================
   Income taxes paid                                                         $     41         $    34
                                                                             ========================
   Dividends                                                                 $     17         $    17
                                                                             ========================
   Conversion of debt to common stock                                        $    606
                                                                             ========================
   Forgiveness of debt                                                       $ 17,344
                                                                             ========================


            See notes to condensed consolidated financial statements

ATC HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in Thousands, Except Where Indicated Otherwise, and for Per Share Amounts)

1. FINANCIAL STATEMENTS - The accompanying condensed consolidated financial statements as of May 31, 2005 and for the three months ended May 31, 2005 and 2004 are unaudited. In the opinion of management, all adjustments, consisting of only normal and recurring accruals, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented have been included. The condensed consolidated balance sheet as of February 28, 2005 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The accompanying condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of ATC Healthcare, Inc. (the "Company") for the year ended February 28, 2005. Certain prior period amounts have been reclassified to conform with the May 31, 2005 presentation.

On April 22, 2005, the Company sold substantially all of the assets and liabilities of its AllCare Nursing business, which consisted primarily of goodwill and accounts receivable, to Onward Healthcare, Inc. ("Onward") see Note 5 (Discontinued Operations). Accordingly, the Company's Financial Statements reflect the related assets and liabilities of operations as Assets and Liabilities Held For Sale in the February 28, 2005 balance sheet and Discontinued Operations in the accompanying statement of operations presented.

The results for the three-month period ended May 31, 2005 are not necessarily indicative of the results for the full year ending February 28, 2006.

2. LIQUIDITY

Subsequent to February 28, 2005, the Company agreed to sell its AllCare Nursing business but did not have sufficient time to complete the negotiation of new financial covenants on its revolving line of credit with the Lender HFG Healthco4-LLC. The Company was not able to meet the existing financial covenants under the revolving line of credit as of that date and, consequently, the debt associated with the revolving line of credit had been classified as short term, resulting in a working capital deficiency of $8,177 at February 28, 2005. In addition, the Company has shown losses from operations for the past three years as well as having a net stockholders' deficiency. HFC Healthco4-LLC has agreed to waive all defaults under the existing covenants at February 28, 2005, but has required that the Company agree to mutually acceptable new covenants by June 30, 2005. As of June 30, 2005 those covenants were not agreed to but the Company and HFC Healthco4-LLC have come to agreement on those covenants on July 15, 2005. The renegotiated covenants result in the debt being classified as long-term in the accompanying financial statements. In addition, management has a plan whereby they will continue to reduce costs while adding licensees, which it believes, will return the Company to profitability. If the debt were to be classified as current, and was called by Healthco4-LLC, the Company might not be able to meet its obligations as they come due.


3. EARNINGS PER SHARE -Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding for the applicable period. Diluted earnings (loss) per share is computed using the weighted average number of common shares plus common equivalent shares outstanding, unless the inclusion of such common equivalent shares would be anti-dilutive. For the three months ended May 31, 2005 and 2004, 9,476 and 6,941common stock equivalents, respectively, have been excluded from the earnings per share calculation, as their inclusion would have been anti-dilutive.


4. PROVISION (BENEFIT) FOR INCOME TAXES - For the three month period ended May 31, 2005 the Company recorded an expense for income taxes of $25 on a pretax loss of $792 as compared to a income tax benefit of $151 on a pretax loss of $434 for the three month period ended May 31, 2004. The current provision consists entirely of state and local income taxes.

5. DISCONTINUED OPERATIONS - In December 2004, after reviewing the significant debt obligations of the Company and the alternatives thereto, the Board of Directors of the Company concluded and authorized the Company to explore the possible sale of its AllCare Nursing business.

On April 22, 2005, the Company sold substantially all of the assets of its AllCare Nursing business, which consisted primarily of goodwill and accounts receivable, to Onward Healthcare, Inc. ("Onward") of Norwalk, Connecticut, for approximately $20.0 million in cash, of which $1.2 million was placed in escrow pending the collection of the accounts receivable and is included in other current assets. Also in other current assets are additional receivables not purchased by Onward of approximately $800. Because the assets were written down to the sale amount at February 28, 2005 there was no gain or loss recorded on the sale of the AllCare Nursing business during the three month period ended May 31,2005. AllCare Nursing was located in Melville, New York, with offices in Union, New Jersey, and in Stratford, Connecticut, and provided supplemental staffing and travel nurses to healthcare facilities in the greater New York City metropolitan area, northern New Jersey, and Connecticut.

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

Revenue and Pretax Income (loss) for discontinued operations for the three months ended May 31, 2005 and 2004 is presented in the chart below:


-------------------------------------------------------------------------
                               May 31, 2005               May 31,2004
-------------------------------------------------------------------------
Revenue                             $5,480                   $10,624
-------------------------------------------------------------------------
Pre Tax (loss) income               $ (577)                  $   421
-------------------------------------------------------------------------


Interest expense included in discontinued operations is $443 and $558 for the three months ended May 31, 2005 and 2004 respectively.

6. FINANCING ARRANGEMENTS - During April 2001, the Company entered into a Financing Agreement with a HFG Healthco-4 LLC, whereby the lender agreed to provide a revolving credit facility of up to $25 million. The Financing Agreement was amended in October 2001 to increase to $27.5 million. Amounts borrowed under the new Financing Agreement were used to repay $20.6 million of borrowing on its existing facility.

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

On April 22, 2005 the Company entered into an extension of its $35 million revolving loan with HFG Healthco-4 LLC reducing the amount of the facility from $35 million to $15 million, reducing the availability from 85% of receivables to 80% of receivables and extending the term until April 2008. On April 22, 2005 in connection with sale of AllCare, the liability due on the Company's revolving line of credit was paid down by the amount of $12,123 and the outstanding term loan balance of $1,888 was extinguished.

On June 8, 2005, a waiver to the $15 million revolving loan with HFG Healthco-4 was entered into waiving default on certain financial ratio covenants as of February 28, 2005 and requiring the Company to have new covenants in place by June 30, 2005 and $9.0 million of the current portion due under bank financing was changed to long-term.

On July 15, 2005 an amendment to the $15 million revolving loan with HFG Healthco-4 was entered into setting certain new financial ratio covenants and waiving the June 30, 2005 event of default.

As of May 31, 2005, the outstanding balance on the revolving credit facility was $9.0 million. At May 31, 2005 interest accrued at a rate per annum of 9.35% over LIBOR on the revolving credit .

7. NOTES AND CONVERTIBLE DEBENTURES PAYABLE - On May 25, 2005 the Company issued a Promissory Note to Cornell Capital Partners L.P. in the principal amount of $850. As was contemplated, the Note is to be repaid through issuances of Class A Common stock to Cornell Capital Partners under the Standby Equity Distribution Agreement between the Company and Cornell Capital Partners. The Company has placed a certificate evidencing shares of its class A Common Stock in escrow in connection with the Note and the Standby Equity Distribution Agreement, which are not deemed issued and outstanding until released form the escrow. As of May 31, 2005, the certificate evidenced 4,465,711 shares.

On February 18, 2005 the Company issued a Promissory Note to Cornell Capital Partners L.P. in the principal amount of $820. As was contemplated, the Note is to be repaid through Issuances of Class A Common stock to Cornell Capital Partners under the Standby Equity Distribution Agreement between the Company and Cornell Captial Partners. At May 31, 2005 $255 remained outstanding on this note.

On December 15, 2004 the Company entered into a $1.5 million 15% convertible subordinated note with the wife of one of the Executive officers of the Company. The Note bears interest at 15% per annum and matures on January 15, 2007. It is to be repaid in eight equal installments commencing April 15, 2005, subject to restrictions on the sources of such payment. At the option of the holder, all or a portion of the note may be converted at any time, plus accrued but unpaid interest, into shares of Class A Common Stock at a per share price equal to $0.38 cents per share which is equal to the average of the five days closing bid price up to December 15, 2004.

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

The Company pays a monthly distribution or commission to its domestic licensees based on a defined formula of gross profit generated. Generally, the Company pays licensees approximately 55% (60% for certain licensees who have longer relationships with the Company). There is no payment to the licensees based solely on revenues. For the three months ended May 31, 2005 and 2004, total licensee distributions were $1.7 million and $1.4 million, respectively, and are included in the general and administrative expenses.

The Company recognizes revenue as the related services are provided to customers and when the customer is obligated to pay for such completed services. Revenues are recorded net of contractual or other allowances to which customers are entitled. Employees assigned to particular customers may be changed at the customer's request or at the Company's initiation. A provision for uncollectible and doubtful accounts is provided for amounts billed to customers that may ultimately be uncollectible due to billing errors, documentation disputes or the customer's inability to pay.

Revenues generated from the sales of licenses and initial licensee fees are recognized upon signing of the licensee agreement, if collectibility of such amounts is reasonably assured, since the Company has performed substantially all of its obligations under its licensee agreements by such date. Included in revenues for the three months ended May 31, 2005 and 2004 is $0 and $851, respectively, of licensee fees.

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

11. RECENT ACCOUNTING PRONOUNCEMENTS - December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment" (SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in an entity's statement of income. The accounting provisions of SFAS 123R are effective for annual reporting periods beginning after June 15, 2005. The Company is required to adopt the provisions of SFAS 123R in the quarter ending May 31, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a material impact on the consolidated statements of operations and net income (loss) per share.

 Management does not believe that any recently issued but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

12. LICENSEE SALES:

The Company includes in its service revenues; service costs and general and administrative costs revenues and costs associated with its licensees. Below is the break out of these line items between Corporate offices and Licensee's for the three months ended May 31, 2005 and 2004 respectively.

-------------------------------------------------------------------
                          Three Months Ended    Three Months Ended
                          May 31, 2005          May 31, 2004
-------------------------------------------------------------------
Company Service Revenue          $ 3,549           $ 5,865
-------------------------------------------------------------------
Licensee Service Revenue         $13,461           $12,818
-------------------------------------------------------------------
Total Revenue                    $17,010           $18,683
-------------------------------------------------------------------
Company Service Costs            $ 2,530           $ 3,438
-------------------------------------------------------------------
Licensee Service Costs           $10,690           $10,556
-------------------------------------------------------------------
Total Service Costs              $13,220           $13,994
-------------------------------------------------------------------
Company General and
administrative costs             $ 2,175           $ 2,994
-------------------------------------------------------------------
Licensee Royalty                 $ 1,742           $ 1,427
-------------------------------------------------------------------
Total General and
administrative costs             $ 3,917           $ 4,421
-------------------------------------------------------------------

13. SHAREHOLDERS EQUITY
The Company accounts for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. Had the Company determined compensation expense based on the fair value at the grant dates for those awards consistent with the method of SFAS 123, the Company's net income (loss) per share would have been increased to the following pro forma amounts:


--------------------------------------------------------------------------------
                                      For the three months  For the three months
(In thousands, except per share data) ended May 31, 2005    ended May 31, 2004
--------------------------------------------------------------------------------
Net loss as reported                      $(1,394)                  $  (38)
--------------------------------------------------------------------------------
Less: Fair value method of stock based
  compensation, net of tax                $  (126)                  $ (295)
--------------------------------------------------------------------------------
Pro forma net loss                        $(1,520)                  $ (333)
--------------------------------------------------------------------------------
Basic net loss per share as reported      $ (0.05)                  $    -
--------------------------------------------------------------------------------
Pro forma basic loss per share            $ (0.06)                  $(0.01)
--------------------------------------------------------------------------------
Diluted loss per share as reported        $ (0.05)                  $    -
--------------------------------------------------------------------------------
Pro forma diluted loss per share          $ (0.06)                  $(0.01)
--------------------------------------------------------------------------------

From time to time since November 2004 we have issued promissory notes to Cornell Capital Partners to evidence loans made to us by Cornell Capital Partners, the proceeds of which were used to fund our general working capital needs. It has been contemplated that those Notes will be repaid from the proceeds of sales of Class A Common Stock to Cornell Capital Partners under the Standby Equity Distribution Agreement. During the three months ended May 31, 2005, we issued Cornell Capital Partners 1,944,323 shares under the Standby Equity Distribution Agreement and the Convertible Debenture for purchase prices between $0.29 and $0.36 per share. The proceeds from the sales under the Standby Equity Distribution Agreement were used to reduce our promissory note obligation to Cornell Capital Partners.

On May 25, 2005, the Company issued a Promissory Note to Cornell Capital Partners L.P. in the principal amount of $850. As was contemplated, the Note is to be repaid through issuances of Class A Common stock to Cornell Capital Partners under the Standby Equity Distribution Agreement between the Company and Cornell Capital Partners. At May 31, 2005, $850 was outstanding on this Promissory Note. Proceeds from this advance will be used to fund general working capital needs.


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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MAY 31, 2005 ("THE 2005 PERIOD") TO THE THREE MONTHS ENDED May 31, 2004 ("THE 2004 PERIOD")


TOTAL REVENUES: Total revenues decreased by $1.6 million or 9.0% for the three months ended May 31, 2005 ("the 2005 period") to $17.0 million from $18.7 million for the three months ended May 31, 2004 ("the 2004 period"). The reduction in revenue is primarily due to the sale of the Company's Atlanta franchisee which occurred in the second fiscal quarter of the Fiscal year ended February 28, 2005, as well as the closing of three company-owned and one additional franchise location during the prior fiscal year due to poor performance. The decline in revenue was offset from five new franchise locations as well as increases in revenue from the Company's Vendor on Premise, Pharmacy, and Travel Nurse programs. Until the demand for temporary nurses returns to prior levels we may continue to see revenue decline in our existing businesses which would continue our trend of losses. If revenues were to significantly decline our ability to continue operations could be jeopardized. To offset the decline in per diem nursing, we are actively recruiting new licensees as well as continuing to focus into other areas of revenue generation such as Vendor on Premise and Pharmacy staffing as well as the Company Travel Nurse division. Service costs were 77.7% and 74.9% of total revenues for the 2005 and 2004 periods, respectively. The increase in service costs as a percentage of revenue can be attributed to the competitive environment that exist in the industry which is pressuring fees that clients are willing to pay for services. In addition, the rise in costs for malpractice and general liability insurance has also caused an increase to our service costs. Service costs represent the direct costs of providing services to patients or clients, including wages, payroll taxes, travel costs, insurance costs, the cost of medical supplies and the cost of contracted services.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $3.9 million for the 2005 period versus $4.4 million for the 2004 period. General and administrative costs, expressed as a percentage of total revenues, were 23.0% and 23.7% for the 2005 and 2004 periods, respectively. The decrease in the 2005 period is the result of the reduction in royalty payments to licensees due to decreased revenues as well as the savings realized by the Company for the offices the Company closed and the reduction of back office staff.

DEPRECIATION AND AMORTIZATION: Total Depreciation and Amortization for the three months ended May 31, 2005 was $158 a decrease of $10 from $168 for the three months ended May 31,2004.

INTEREST EXPENSE, NET: Interest expense, (net) for the 2005 period was $531 as compared to $546 in the 2004 period. The decrease is primarily due to the decrease in the outstanding balance of the Company's revolving line of credit during the 2005 period.

PROVISION (BENEFIT) FOR INCOME TAXES: For the three months ended May 31, 2005 and 2004, the Company recorded an expense for income taxes of $25 and a benefit form income taxes of $151, respectively. The current provision provides for state and local income taxes representing minimum taxes due to certain states.

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

AllCare Nursing had a loss from operations for the quarter ended May 31, 2005 of approximately $.6 million. This compares to income from operations of approximately $.2 million for the quarter ended May 31, 2004. Net sales for All Care nursing declined from $10.6 million for the 2004 period to $5.5 million for the 2005 period, or 48.1%. As the sale was consummated on April 22, 2005, the decrease was primarily due to the 2005 period representing approximately half of the number of days comprising a normal quarter reporting period, however, demand for nurses in the New York metropolitan area further led to a decline in revenue. There was no gain or loss recorded on the sale of the AllCare Nursing business during the quarter ended May 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its cash needs through various equity and debt issuances and through cash flow from operations. The Company generally pays its billable employees weekly for their services, and remits certain statutory payroll and related taxes as well as other fringe benefits. Invoices are generated to reflect these costs plus the Company's markup.

Cash and Cash equivalents decreased by $80 as of May 31, 2005 as compared to February 28, 2005 as a result of cash used in operating activities of $3.8 million, cash provided by investing activities of $4.1 million and cash used in financing activities of $.3 million. Cash used in operating activities was mainly due to an increase in prepaid and other current assets, as well as cash used in discontinued operations. Cash provided by investing activities was mainly as a result of the sale of AllCare nursing, and cash used in financing activities was primarily used to pay notes and capital lease obligations, offset by the issuance of common stock.

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

On June 13, 2003, we received a waiver from HFG Healthco-4 LLC for non-compliance of certain revolving loan covenants as of February 28, 2003. Interest rates on both the revolving line and term loan facility were increased 2% and can decrease if we meet certain financial criteria. In addition, certain financial ratio covenants were modified. The additional interest is not payable until the current expiration date of the facility which is November 2005. As part of this modification, the lender and noteholders, Direct Staffing, Inc. and DSS Staffing Corp., amended the subordination agreement and the noteholders amended the Notes issued to pay the purchase price. As a result of that amendment, what had been two promissory notes issued to each of the former owners of Direct Staffing, Inc. and DSS Staffing Corp. has been condensed into one note. The note issued to one of the former owners is for a term of seven years, with a minimum monthly payment (including interest) of $40,000 in year one and minimum monthly payments of $80,000 in subsequent years, with a balloon payment of $3,700,000 due in May 2007. The balance on that note after the balloon payment is payable over the remaining 3 years of the note, subject to certain limitations in the subordination agreement. The notes are for terms of ten years, with minimum monthly payments (including interest) of $25,000 in the aggregate in the first year and minimum monthly payments of $51,000 in the aggregate for the remaining years. Any unpaid balance at the end of the note term will be due at that time. Additional principal payments are payable to the noteholders if we achieve certain financial ratios. In conjunction with this revision, one of the note holders agreed to reduce his note by approximately $2,800,000 provided we do not default under the notes or, in certain instances, our senior lending facility.

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

On June 8, 2005, an agreement on the $15 million revolving loan with HFG was entered into waiving default on certain financial ratio covenants as of February 28, 2005 and required the Company to have new covenants in place by June 30, 2005. As of June 30, 2005, the Company negotiated new covenants for the facility.

On July 15, 2005 an amendment to the $15 million revolving loan with HFG Healthco-4 was entered into setting certain new financial ratio covenants and waiving the June 30, 2005 event of default.

The Company anticipates that capital expenditures for furniture and equipment, including improvements to its management information and operating systems during the next twelve months will be approximately $0.3million.

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

In April 2005 when we sold our AllCare Nursing business and extended our revolving credit line, we agreed with our lender, HFG Healthco-4 LLC, to develop new financial covenants to better reflect the Company after that sale. HFG Healthco-4 LLC at that time agreed to waive all defaults of our old financial covenants but required that we agree to mutually acceptable new covenants by June 30, 2005. The new financial covenants have been agreed on an amendment to the loan agreement has been completed as of June 30, 2005, and $9.0 million of the current portion due under bank financing has been changed to long-term.

Though we believe we will meet the new covenants we have negotiated with our lender HFG Healthco-4 LLC, it is possible if revenue continues to decline and we cannot reduce our costs appropriately that we may violate the covenants. In the past when we have violated covenants we have been able to receive a waiver or amendment of those covenants from the lender HFG Healthco-4 LLC. It is expected that if we violate a covenant we will be able to receive a waiver. If we are unable to receive a waiver then we would be in default of our lending agreement. It is likely that we will also use additional funds from the Standby Equity Distribution Agreement with Cornell Capital Partners, as available. We do not have sufficient capital to run our operations without a financing facility and would have to look to alternative means such as the sale of stock or the sale of certain assets to finance operations. There can be no assurance that additional financing will be available if required, or, if available, will be available on satisfactory terms. On April 19, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $5,000,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay us 97% of the lowest closing bid price of the common stock during the five consecutive trading days immediately following the notice date. Further, we have agreed to pay Cornell Capital Partners, L.P. 5% of the proceeds that we receive under the Standby Equity Distribution Agreement. The Agreement is subject to us maintaining an effective S-1 registration. In November 2004 the Securities and Exchange Commission declared the Company's S-1 Effective. The Company has issued 1,944,323 shares to Cornell Capital during the three months ended May 31, 2005 at sales prices of $0.29 to $0.36 per share. The Company received proceeds of $606 net of expenses from the sale of these securities. From time to time we have issued promissory notes to Cornell Capital Partners to evidence loans made to us by Cornell Capital Partners, the proceeds of which were used to fund our general working capital needs. The proceeds from these sales under the Standby Equity Distribution Agreement were used to repay the promissory notes due to Cornell Capital Partners.

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

Risk Factors:

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

Our January 2002 acquisition for $30.2 million of our AllCare Nursing business did not produce the results we anticipated, resulting in our decision to sell that business. In April 2005 we sold the AllCare Nursing business for approximately $20.0 million. In addition, the Company recorded a goodwill impairment of $3.8 million as of February 28, 2005.

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

OUR ABILITY TO BORROW UNDER OUR CREDIT FACILITY MAY BE LIMITED.

We have an asset-based revolving credit line with HFG Healthco-4 LLC that until April 22, 2005 had a maximum borrowing amount of $35.0 million and subsequent to April 22, 2005 has a maximum borrowing amount of $15.0 million. As of May 31, 2005 and May 31, 2004 we had approximately $9.0 million and $21.0 million, respectively, outstanding under the revolving credit line (of which $11.5 million was held for sale at May 31, 2004) with HFG Healthco-4 LLC with additional borrowing capacity of $374 and $0.0 , respectively. On April 22, 2005 we sold our AllCare Nursing business and applied approximately $13.0 million of the proceeds to repayment of our credit line. In connection with the transaction, the maximum amount of the credit line was reduced to $15.0 million and the credit line was extended until April 2008. Our ability to borrow under the credit facility is based upon, and thereby limited by, the amount of our accounts receivable. Any material decline in our service revenues could reduce our borrowing base, which could cause us to lose our ability to borrow additional amounts under the credit facility. In such circumstances, the borrowing availability under the credit facility may not be sufficient for our capital needs.

WE RELY UPON OUR FINANCING FACILITIES TO CONDUCT OUR OPERATIONS

We recently renegotiated the financial covenants in our credit facility with HFG Healthco-4 LLC. Though we believe we will meet the new covenants, it is possible if revenue continues to decline and we cannot reduce our costs appropriately that we may violate the covenants. In the past when we have violated covenants we have been able to receive a waiver or amendment of those covenants from the lender HFG Healthco-4 LLC. It is expected that if we violate a covenant we will be able to receive a waiver. If we are unable to receive a waiver then we would be in default of our lending agreement. We do not have sufficient capital to run our operations without a financing facility and would have to look to alternative means such as the sale of stock or the sale of certain assets to finance operations. There can be no assurance that additional financing will be available if required, or, if available, will be available on satisfactory terms.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

Interest Rate Sensitivity: The Company's primary market risk exposure is interest rate risk. The Company's exposure to market risk for changes in interest rates relates to its debt obligations under its facility described above. Under the facility, the interest rate is 9.35% over LIBOR. At May 31, 2005, drawings on the Facility were $ 9.0 million. Assuming variable rate debt at May 31, 2005, a one point change in interest rates would impact annual net interest payments by $ 210. The Company does not use derivative financial instruments to manage interest rate risk.


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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

From time to time since November 2004 we have issued promissory notes to Cornell Capital Partners to evidence loans made to us by Cornell Capital Partners, the proceeds of which were used to fund our general working capital needs. It has been contemplated that those Notes will be repaid from the proceeds of sales of Class A Common Stock to Cornell Capital Partners under the Standby Equity Distribution Agreement we have in place with Cornell Capital Partners. During the three months ended May 31, 2005, we issued Cornell Capital Partners 1,944,323 shares under the Standby Equity Distribution Agreement and the Convertible Debenture for purchase prices between $0.29 and $0.36 per share. The proceeds from the sales under the Standby Equity Distribution Agreement were used to reduce our promissory note obligation to Cornell Capital Partners.

On May 25, 2005, the Company issued a Promissory Note to Cornell Capital Partners L.P. in the principal amount of $850,000. As was contemplated, the Note is to be repaid through issuances of Class A Common stock to Cornell Capital Partners under the Standby Equity Distribution Agreement between the Company and Cornell Capital Partners. At May 31, 2005, $850,000 was outstanding on this Promissory Note. Proceeds from this advance will be used to fund general working capital needs.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits



31.1-Certification of CEO

31.2-Certification of CFO

32.1-Certification of CEO

32.2-Certification of CFO





(B) ______ Reports on Form 8-K

        The Company filed a current report on Form 8-K on April 6, 2005 to furnish its press release reporting the award of two contracts valued at $12 million dollars.

        The Company filed a current report on Form 8-K on April 15, 2005 to furnish its press release announcing it had entered into an agreement to sell its AllCare Nursing business to Onward HealthCare

        The Company filed a current report on Form 8-K on April 26, 2005 to furnish its press release announcing the completion of the sale of its AllCare Nursing business to Onward Healthcare.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: July 15, 2005                        ATC HEALTHCARE, INC.


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