Form 10-K/A
period 2005-02-28
ATC HEALTHCARE INC /DE/
filed 2005-07-29
CIK 720480

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

                         Commission File Number: 0-11380

                              ATC HEALTHCARE, INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                 11-2650500
------------------------------------     -------------------------------------
  (State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)


         1983 MARCUS AVENUE, LAKE SUCCESS, NY                11042
----------------------------------------------------   --------------------
       (Address of Principal executive offices)            (Zip Code)

 Registrant's telephone number, including area code:     (516) 750-1600
                                                       --------------------




Securities registered pursuant to Section 12 (b) of the Act:


                                                Name of Exchange
       Title of Each Class                    On Which Registered
--------------------------------------      ------------------------
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

INTRODUCTORY NOTE:
This amendment on Form 10-K/A amends the registrant's Annual Report on Form 10-K filed by ATC Healthcare, Inc. (the "Company) on June 13, 2005 and is being filed to amend notes 1 and 8 to the Consolidated Financial Statements to include additional detail relating to the status of the Company's renegotiation of its loan covenants with its senior lender which was contained in Items 1 and 7,but inadvertently left out of those notes, and in order to correct a limited number of inadvertent typographical errors . This amendment on Form 10-K/A continues to speak as of the date of the Original Filing and except for the above matters, does not modify, amend , or update in any other way the financial statements or any other item or disclosure in the Original Filing.

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

WE HAVE A SIGNIFICANT WORKING CAPITAL DEFICIENCY BECAUE OUR SENIOR DEBT IS CLASSIFIED AS CURRENT

In April 2005 when we sold our ALLCare business and extended our revolving credit line, we agreed with our lender, HFG Healthco-4 LLC, to develop new financial covenants to better reflect the Company after that sale. HFG Healthco-4 LLC has agreed to waive all defaults of our old financial covenants but is requiring that we agree to mutually acceptable new covenants by June 30, 2005. Although we believe we will finanlize the new covenants by June 30, 2005, we have not finalized the covenants as of the date of our financial statements. Because HFG Healthco-4LLC could call our facility if we are unable to reach agreement, we have recorded our bank debt as a current liability in our financial statements, resulting in a working capital deficiency as of February 28, 2005 of $8.2 million. We do not have sufficient capital to repay the line or run our operations without a financing facility. There can be no assurance that additional financing will be acvailable if required, or, if available, will be available on satisfactory terms.

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


FISCAL YEAR ENDED FEBRUARY 29, 2004          High         Low
------------------------------------------ ----------- ---------
1st  quarter ended May      31, 2003         $0.90       $0.50
------------------------------------------ ----------- ---------
2nd quarter ended August    31, 2003         $1.15       $0.51
------------------------------------------ ----------- ---------
3rd  quarter ended November 30, 2003         $1.01       $0.60
------------------------------------------ ----------- ---------
4th quarter ended  February 28, 2004         $0.75       $0.46
------------------------------------------ ----------- ---------

FISCAL YEAR ENDED FEBRUARY 28, 2005          High         Low
------------------------------------------ ----------- ---------
1st  quarter ended May      31, 2004         $0.64       $0.50
------------------------------------------ ----------- ---------
2nd quarter ended August    31, 2004         $0.59       $0.25
------------------------------------------ ----------- ---------
3rd  quarter ended November 30, 2004         $0.64       $0.41
------------------------------------------ ----------- ---------
4th quarter ended  February 28, 2005         $0.52       $0.26
------------------------------------------ ----------- ---------


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

(D)      SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

-------------------------------------------------------------------------------------------------------------------------
  Plan Category      Number of Securities to be issued        Weighted-Average Exercise    Number of Securities Remaining
                    Upon Exercise of Outstanding Options,  Price of Outstanding Options,            Available for
                        Warrants and Rights (a)                 Warrants and Rights            Future Issuance under
                                                                                                Equity Compensation
                                                                                            Plans (excluding securites
                                                                                              reflected in column (a))
------------------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders                             4,226,882                     $0.59                              2,039,235
------------------------------------------------------------------------------------------------------------------------

Equity compensation
plans not approved by
security holders (1)                           400,000                     $1.02                              2,600,000
------------------------------------------------------------------------------------------------------------------------

Total                                        4,626,882                     $0.63                              4,639,235
------------------------------------------------------------------------------------------------------------------------


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

On December 15, 2004 the Company sold a $1.5 million 15% Convertible Subordinated Note to the wife of one of the Executive officers of the Company. The Note bears interest at 15% per annum and matures on January 15, 2007. It is to be repaid in eight equal installments commencing April 15 ,2005, subject to restrictions on the sources of such payment. At the option of the holder, all or a portion of the Note may be converted at any time, plus accrued but unpaid interest, into shares of Class A Common Stock at a per share price equal to $0.38 which is the five day average of the closing bid price of the Common Stock up to December 15, 2004.

On February 18, 2005 the Company issued a Promissory Note to Cornell Capital Partners L.P. in the principal amount of $0.82 million. As was contemplated, the
Note is to be repaid through issuances of Class A Common stock to Cornell Capital Partners under the Standby Equity Distribution Agreement between the Company and Cornell Capital Partners. At February 28, 2005 $0.76 million was outstanding on the Promissory Note. Proceeds from this advance were used to fund general working capital needs.

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


                                                       Feb 28, 2005     Feb 29, 2004   Feb 28, 2003  Feb 28, 2002  Feb 28, 2001

CONSOLIDATED OPERATIONS DATA:
(all amountsin throusands except per share data)
Revenues:                                               $    67,937       $   81,210  $  98,877      $   94,482    $  78,816
                                                     -------------------------------------------------------------------------

Loss from continuing operations                              (8,459)          (7,872)    (5,010)          1,075       (2,994)
                                                     -------------------------------------------------------------------------

(Loss) Income from discontinued operations                   (1,945)           1,692      2,177           2,518        1,928
                                                     -------------------------------------------------------------------------
Net (loss) income                                       $   (10,404)      $   (6,180) $  (2,833)     $    3,593 $     (1,066)
                                                     -------------------------------------------------------------------------
(Loss) Earnings Per Share:
Loss from continuing operations:
(Loss) per common share Basic                           $     (0.34)      $    (0.32) $   (0.21)     $     0.04    $   (0.13)
                                                     -------------------------------------------------------------------------
(Loss) per common share Diluted                         $     (0.34)      $    (0.32) $   (0.21)     $     0.04    $   (0.13)
                                                     -------------------------------------------------------------------------
(Loss) income from discontinued operations:
(Loss) per common share Basic                           $     (0.08)      $     0.07  $     .09      $     0.11    $    0.08
                                                     -------------------------------------------------------------------------
(Loss) per common share Diluted                         $     (0.08)      $     0.07  $     .09      $     0.11    $    0.08
                                                     -------------------------------------------------------------------------
Net (loss):
(Loss) per common share Basic                           $     (0.42)      $    (0.25) $   (0.12)     $     0.15    $   (0.05)
                                                     -------------------------------------------------------------------------
(Loss) per common share Diluted                         $     (0.42)      $    (0.25) $   (0.12)     $     0.15    $   (0.05)
                                                     -------------------------------------------------------------------------
Weighted Average common shares outstanding:

   Basic                                                     25,113           24,468     23,783          23,632       23,632

   Diluted                                                   25,113           24,468     23,783          23,632       23,632

CONSOLIDATD BALANCE SHEET DATA:

Total Assets                                            $    23,211       $   29,195  $  33,007      $   27,831    $  24,690

Long-term debt and other liabilities                         19,181           20,320     22,363          20,206       10,068

Total Liabilities                                            30,590           31,029     32,437          27,041       19,858

Stockholders' equity                                        (5,186)            5,053     10,546          13,220        9,627

Total Assets Held for Sale                                   37,098           45,532     45,608          47,498       16,741

Long-term debt and other non-current liabilities held        21,108           35,424     34,799          31,650       10,991
for sale

Total Liabilities held for sale                              33,768           37,578     36,411          36,747       11,946



Prior to the Company purchasing AllCare Nusing in January 2002, AllCare Nursing was a Licensee of the Company for the twelve months ended February 28, 2002 and for the Ten Months ended December 2001.



ATC Healthcare, Inc. did not pay any cash dividends on its common stock during any of the periods set forth in the table above. Amortization expense of $533 and $519, respectively, were included in fiscal years 2002 and 2001 net income. Fisal 2002 included loss on extinguishment of debt of $854,

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS




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

OFFICE CLOSING AND RESTRUCTURING CHARGE: For fiscal 2005 the Company recorded an impairment to goodwill and other intangibles in the amount of $1.4 million. In the third quarter of fiscal 2004 the Company recorded a charge associated with the closing of certain offices in the amount of $2.6 million. The components of the charges are as follows:

---------------------------------------------------------------------------
          Components             Amount (in thousands)      Amount (in
                                                           thousands)
---------------------------------------------------------------------------
                                     Fiscal 2005          Fiscal 2004
---------------------------------------------------------------------------
Write-off of fixed assets                 -                $  892
Write-off of related goodwill          $1,431                 889
Severance costs and other benefits        -                   608
Other                                     -                   200
                                                           ------
 Total Restructuring Charge            $1,431              $2,589
                                                           ======


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

PROVISION (BENEFIT) FOR INCOME TAXES: For Fiscal 2005 the Company recorded an expense for income taxes of $3.5 million on a pretax loss of $4.9 million. As compared to recording an income tax expense of $0.9million on a pretax loss of $6.9 million in Fiscal 2004. The current provision provides for state and local income taxes representing minimum taxes due to certain states as well as the reduction in deferred taxes of $0.9 million that pertains to the reversal of the TLC Guarantee and a $2.5 million valuation allowance.

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

AllCare Nursing had a loss from operations for the year ended February 28, 2005 of approximately $1.9 million which includes a goodwill impairment charge of $3.8 million. This compares to income from operations of approximately $1.7 million for the year ended February 29, 2004. Net sales for All Care nursing declined from $49.2 million in fiscal 2004 to $37.8 million for fiscal 2005 or 23.2%. The decrease was due to the decreased demand for nurses in the New York metropolitan area.

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

SERVICE COSTS: Service costs were 77.8% of total revenues in Fiscal 2004 as compared to 77.7% of total revenues in Fiscal 2003. The increase in service costs as a percentage of revenue can be attributed to the decreased demand of temporary nurses, which has increased the competitive environment pressuring fees that clients are willing to pay for services. In addition, the rise in costs for workers compensation, malpractice and general liability insurance has also caused an increase to our service costs. Service cost represent the direct costs of providing services to patients or clients, including wages, payroll taxes, travel costs, insurance costs, the cost of medical supplies and the cost of contracted services.

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

OFFICE CLOSING AND RESTRUCTURING CHARGE: In the third quarter of fiscal 2004 the Company recorded a charge associated with the closing of certain offices in the amount of $2.6 million. The Company expects the restructure to result in a lower overall cost structure to allow it to focus resources on offices with greater potential for better overall growth and profitability. The components of the charge are as follows:


---------------------------------------------------------------------
Components                           Amount (in thousands)
---------------------------------------------------------------------
Write-off of fixed assets                  $  892
Write-off of related goodwill                 889
Severance costs and other benefits            608
Other                                         200
                                           ------
 Total Restructuring Charge                $2,589
                                           ======

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

PROVISION (BENEFIT) FOR INCOME TAXES: In Fiscal 2004, the Company recorded an expense for income taxes of $0.9 million on a pretax loss of $6.9 million. In Fiscal 2003 the Company recorded an income tax benefit of $2.8 million on a pretax net loss of $7.8 million.

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

All Care Nursing had income from operations for the year ended February 29, 2004 of approximately $1.7 million. This compares to income from operations of approximately $2.2million for the year ended February 28, 2003. Net sales for All Care nursing was $49.2 million in fiscal 2004 as compared to $49.7 million for fiscal 2003.


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

The Company is in negotiations with HFG on new covenants for the facility. As of June 8, 2005 those covenants have not been finalized as such the Company would not be in compliance with the existing covenants after February 28, 2005. On June 8, 2005, a waiver to the $35 million revolving loan with HFG was entered into waiving default on certain financial ratio covenants as of February 28, 2005 and requiring the Company to have new covenants in place by June 30, 2005. Although HFG has previously issued waivers and amendments when necessary and has agreed to negotiate mutually agreeable covenants, should the new covenants not be in place by June 30, 2005 the debt would be considered in default. Accordingly, the amount due under the New Financing Arrangement has been included in current liabilities.

The Company had a working capital deficiency of $8.7 million at February 28, 2005, as compared to working capital of $19.6 million at February 29, 2004, respectively.

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

In April 2005 when we sold our AllCare Nursing business and extended our revolving credit line, we agreed with our lender, HFG Healthco-4 LLC, to develop new financial covenants to better reflect the Company after that sale. HFG Healthco-4 LLC has agreed to waive all defaults of our old financial covenants but is requiring that we agree to mutually acceptable new covenants by June 30, 2005, we have not finalized the covenants as of the date of our financial statements. Because HFG Healthco-4 LLC could call our facility if we are unable to reach agreement, we have recorded our bank debt as a current liability in our financial statements, resulting in a working capital deficiency as of February 28, 2005 of $8.2 million. We do not have sufficient capital to repay the line.

In addition, though we believe we will meet the new covenants once they are established, it is possible if revenue continues to decline and we cannot reduce our costs appropriately that we may violate the covenants. In the past when we have violated covenants we have been able to receive a waiver or amendment of those covenants from the lender HFG Healthco-4 LLC. It is expected that if we violate a covenant we will be able to receive a waiver. If we are unable to receive a waiver then we would be in default of our lending agreement. It is likely that we will also use additional funds from the Standby Equity Distribution Agreement with Cornell Capital Partners, as available. We do not have sufficient capital to run our operations without a financing facility and would have to look to alternative means such as the sale of stock or the sale of certain assets to finance operations. There can be no assurance that additional financing will be available if required, or, if available, will be available on satisfactory terms.On April 19, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $5,000,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay us 97% of the lowest closing bid price of the common stock during the five consecutive trading days immediately following the notice date. Further, we have agreed to pay Cornell Capital Partners, L.P. 5% of the proceeds that we receive under the Standby Equity Distribution Agreement. The Agreement is subject to us maintaining an effective S-1 registration. In November 2004 the Securities and Exchange Commission declared the Company's S-1 Effective. The Company has issued 1,682,104 shares to Cornell Capital during fiscal 2005 at sales prices of $0.27 to $0.41 per share. The Company received proceeds of $0.2 million net of expenses including registration and closing costsof $0.4 million from the sale of these securities. From time to time we have issued promissory notes to Cornell Capital Partners to evidence loans made to us by Cornell Capital Partners, the proceeds of which were used to fund our general working capital needs. The proceeds from these sales under the Standby Equity Distribution Agreement were used to repay the promissory notes due to Cornell Capital Partners.

INDEBTEDNESS AND CONTRACTUAL OBLIGATIONS OF THE COMPANY

The following are contractual cash obligations of the Company at February 28, 2005 adjusted for the completion of the Allcare Nursing business sale and related payments and settlement of debt that occurred on April 22, 2005:

Payments due by period (amounts in thousands):


--------------------------------------------------------------------------------
                                Less than         1-2        3-4
                   Total        One Year        Years       Years    Thereafter
--------------------------------------------------------------------------------
Bank Financing     $  9,660     $  9,660      $     -                  $     -
Debt                 11,168        2,319          749            0       8,100
Operating leases      3,444        1,005        1,472          967         463
                  -------------------------------------------------------------
Total              $ 24,272     $ 12,984      $ 2,221        $ 967     $ 8,563
                  =============================================================

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ATC HEALTHCARE, INC. AND SUBSIDIARIES

INDEX

                                                                                                  PAGE
Reports of Independent Registered Public Accounting Firms                                          F-1

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



   GOLDSTEIN GOLUB KESSLER LLP

   New York, New York
   May 7, 2005 , except for the last paragraph of
     Note 8(a) as to which the date is
   June 8, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of ATC Healthcare, Inc. and
Subsidiaries:

   In our opinion, the consolidated financial statements for the year ended February 28, 2003 listed in the accompanying index present fairly, in all material respects, the results of Operations, Changes in Stockholder's Equity and Cashflows of ATC Healthcare, Inc. and Subsidiaries for the year then ended, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended February 28, 2003 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
Melville, New York
May 12, 2003, except for the fourth paragraph of Note 8(a) as to which the date is June 13, 2003

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

-------------------------------------------------------------------------------------------------------
                                                                            February 28,  February 29,
ASSETS                                                                          2005          2004
CURRENT ASSETS:
     Cash and cash equivalents                                                $  1,042     $     543
     Accounts receivable, less allowance for doubtful accounts of
           $464 and $276, respectively.                                         10,022        11,260
     Prepaid expenses and other current assets                                   4,416         4,689
     Current assets held for sale                                               10,567        15,967
                                                                         ----------------------------
               Total current assets                                             26,047        32,459
                                                                         ----------------------------
     Fixed assets, net                                                             450           785
     Intangibles                                                                   616           997
     Goodwill                                                                    5,397         6,724
     Deferred income taxes                                                           -         1,984
     Other assets                                                                1,268           720
     Non-current assets held for sale                                           26,531        31,058
                                                                         ----------------------------
               Total assets                                                   $ 60,309     $  74,727
                                                                         ============================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):
CURRENT LIABILITIES:
     Accounts payable                                                         $  2,170     $   1,460
     Accrued expenses                                                            5,431         6,282
     Book overdraft                                                              1,489         2,242
     Current portion of notes and guarantee payable                              2,814           725
     Due under bank financing                                                    9,660
     Current liabilities held for sale                                          12,660         2,054
                                                                         ----------------------------
               Total current liabilities                                        34,224        12,763

     Notes and guarantees payable                                                8,849        10,471
     Due under bank financing                                                                  9,478
     Other liabilities                                                             177           371
     Non-current liabilities held for sale                                      21,108        35,524
                                                                         ----------------------------
               Total liabilities                                                64,358        68,607
                                                                         ----------------------------
Commitments and contingencies

Convertible Series A Preferred Stock ($.01 par value
     4,000 shares authorized,
     2,000 shares issued and outstanding
     at February 28, 2005 and February 29, 2004)                                 1,137         1,067
                                                                         ----------------------------

STOCKHOLDERS EQUITY (DEFICIENCY):
     Class A Common Stock - $.01 par value;
     75,000,000 shares authorized;
     26,581,437 and 24,665,537 shares issued
     and outstanding at February 28, 2005
     and February 29, 2004, respectively                                           266           247

     Class B Common Stock - $.01 par value;
     1,554,936 shares authorized; 190,417 and
     245,617 shares issued and outstanding
     February 28, 2005 and
     February 29, 2004, respectively                                                 2             3

     Additional paid-in capital                                                 14,638        14,421
     Accumulated deficit                                                       (20,092)       (9,618)
                                                                         ----------------------------
               Total stockholders' equity (deficiency)                          (5,186)        5,053
                                                                         ----------------------------
               Total liabilities and stockholders' equity (deficiency)        $ 60,309      $ 74,727
-----------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

-----------------------------------------------------------------------------------------------------------------------------
                                                                               For the Fiscal Years Ended
                                                               February 28, 2005     February 29, 2004    February 28, 2003
REVENUES:
     Service revenues                                                   $ 67,937              $ 81,210             $ 98,877
                                                           -----------------------------------------------------------------
COSTS AND EXPENSES:
     Service costs                                                        54,732                63,205               76,785
     General and administrative expenses                                  17,033                19,207               24,732
     Depreciation and amortization                                           700                 1,419                1,505
     Office closing and restructuring charge                               1,431                 2,589                    -
                                                           -----------------------------------------------------------------
        Total operating expenses                                          73,896                86,420              103,022
                                                           -----------------------------------------------------------------
LOSS FROM OPERATIONS:                                                     (5,959)               (5,210)              (4,145)
                                                           -----------------------------------------------------------------
INTEREST AND OTHER EXPENSES (INCOME):
     Interest expense, net                                                 2,191                 1,863                1,128
     Other  (income) expense, net                                           (914)                 (139)                 260
     Provision (reversal) related to TLCS guarantee                       (2,293)                    -                2,293
                                                           -----------------------------------------------------------------
       Total interest and other expenses                                  (1,016)                1,724                3,681
                                                           -----------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                       (4,943)               (6,934)              (7,826)
                                                           -----------------------------------------------------------------
INCOME TAX PROVISION (BENEFIT)                                             3,516                   938               (2,816)
                                                           -----------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                                         $ (8,459)             $ (7,872)            $ (5,010)
                                                           -----------------------------------------------------------------
DISCONTINUED OPERATIONS:
  (Loss) Income from discontinued operations
  net of tax (benefit) provision of                                     $ (1,945)             $  1,692             $  2,177
  ($1,452), $1,053, and $1,372 in 2005,
  2004 and 2003 respecitively.                             ------------------------------------------------------------------

NET LOSS                                                                $(10,404)             $ (6,180)            $ (2,833)
                                                           -----------------------------------------------------------------
DIVIDENDS ACCRETED                                                            70                    67                    0
                                                           -----------------------------------------------------------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                                (10,474)               (6,247)              (2,833)
                                                           =================================================================
(Loss) Income Earnings Per Share:
Loss from continuing operations:
(Loss) per common share Basic                                           $  (0.34)             $  (0.32)            $  (0.21)
                                                           -----------------------------------------------------------------
(Loss) per common share Diluted                                         $  (0.34)             $  (0.32)            $  (0.21)
                                                           -----------------------------------------------------------------
(Loss) income from discontinued operations:
(Loss) income per common share Basic                                    $  (0.08)             $   0.07             $   0.09
                                                           -----------------------------------------------------------------
(Loss) income per common share Diluted                                  $  (0.08)             $   0.07             $   0.09
                                                           -----------------------------------------------------------------
Net (loss):
(Loss) per common share Basic                                           $  (0.42)             $  (0.25)            $  (0.12)
                                                           -----------------------------------------------------------------
(Loss) per common share Diluted                                         $  (0.42)             $  (0.25)            $  (0.12)
                                                           -----------------------------------------------------------------
Weighted Average common shares outstanding:
   Basic                                                                  25,113                24,468               23,783
                                                           -----------------------------------------------------------------
  Diluted                                                                 25,113                24,468               23,783




                 See notes to consolidated financial statements

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

---------------------------------------------------------------------------------------------------------------------------------

                                                       Class A               Class B             Additional
                                                     Common Stock          Common Stock          Paid-In     Accumulated
                                                   Shares      Amount    Shares      Amount      Capital       Deficit      Total

Balances, February 28, 2002                        23,368,943  $ 233     262,854      $ 3     $ 13,522        $ (538)   $ 13,220

Exchange of Class B for Class A Common Stock            6,663             (6,663)

Exercise of employee stock options                    103,333      1                                51                        52

Issuance of shares through Employee Stock
   Purchase Plan                                      103,613      1                               106                       107

Net loss                                                                                                      (2,833)     (2,833)
                                                  -------------------------------------------------------------------------------
Balances, February 28, 2003                        23,582,552    235     256,191        3       13,679        (3,371)     10,546

Exchange of Class B for Class A Common Stock           10,774      -     (10,774)       -            -             -           -

Exercise of employee stock options                     56,500      1           -        -           16            --          17

Issuance of shares through Employee Stock
   Purchase Plan                                       55,618      1           -        -           35            --          36

Common Stock issued for cash                          960,093     10           -                   691                       701

Accrued dividends on Preferred stock                                                                             (67)        (67)

Net loss                                                   --     --          --       --           --        (6,180)     (6,180)
                                                  -------------------------------------------------------------------------------
Balances, February 29, 2004                        24,665,537    247     245,417        3       14,421        (9,618)      5,053

Exchange of Class B for Class A Common Stock           55,000      1     (55,000)      (1)           -             -           -

Issuance of shares through Employee Stock
   Purchase Plan                                       13,796      1           -        -            8             -           9

Sale of Common Stock net of issuance costs of $358  1,682,104     16           -        -          160                       176


Common stock issued for services                      165,000      1           -        -           49                        50

Accrued dividends on Preferred Stock                        -      -           -        -            -           (70)        (70)

Net loss                                                    -      -           -        -            -       (10,404)    (10,404)
                                                  -------------------------------------------------------------------------------
Balances, February 28, 2005                        26,581,437  $ 266     190,417      $ 2     $ 14,638     $ (20,092)   $ (5,186)
                                                  ===============================================================================

                 See notes to consolidated financial statements

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------------

                                                                                  February 28     February 29,   February 28,
                                                                                        2005             2004          2003

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                      $(10,404)       $ (6,180)     $ (2,833)
       Income (Loss) on discontinued operations                                      $ (1,945)       $  1,692      $  2,177
                                                                             -----------------------------------------------
       Net loss on continuing operations                                             $ (8,459)       $ (7,872)     $ (5,010)

       Adjustments to reconcile net loss to net cash provided by
        (used in) operations:
                   Depreciation and amortization                                          700           1,419         1,429
                   Amortization of debt financing costs                                   284             267           256
                   Amortization of discount on convertible debenture                       40
                   Provision for doubtful accounts                                        188            (543)          105
                   Provision (reversal) related to TLCS Guarantee                      (2,293)              -         2,293
                   Deferred Income Taxes                                                3,477             838        (2,956)
                   Write off of Fixed Assets                                                              892
                   Loss On Write off of Deferred Financial Costs                                                         44
                   Impairment of Goodwill                                               1,431             889

       Changes in operating assets and liabilities, net of effects of acquisitions:
                   Accounts receivable                                                  1,050           2,257           325
                   Prepaid expenses and other current assets                              323          (1,602)       (2,714)
                   Other assets                                                          (765)            (34)          108
                   Accounts payable and accrued expenses                                 (140)          1,075           172
                   Other long-term liabilities                                           (330)            293           (14)
                   Net cash provided by discontinued operations                         8,021           1,742         6,441
                                                                             ----------------------------------------------
                         Net cash (used in) provided by operating activites             3,527            (379)          479
                                                                             -----------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                               (77)           (243)         (417)
       Acquisition of businesses                                                                          150        (2,071)
       Issuance of notes receivable                                                                                     (33)
       Other                                                                                                            108
       Net cash used in discontinued operations                                                           (20)
                                                                             -----------------------------------------------
                          Net cash used in investing activities                           (77)           (113)       (2,413)
                                                                             -----------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of borrowings of notes and capital lease obligation                      767          (3,851)       (2,815)
       Repayment of term loan facility                                                 (1,568)         (1,363)          (87)
       Issuance of Notes Payable                                                        1,500
       (Decrease) Increase in book overdraft                                             (753)           (338)        2,580
       Debt Financing Costs                                                               (67)            (87)         (520)
       Issuance of common and preferred stock, net of issuance costs of $358              185           1,157           758
       Borrowings under new credit facility                                               800           1,838         1,416
       Issuance of Convertible Notes and Warrants                                         590
       Net cash provided by (used in) discontinued operations                          (4,405)          3,094          (133)
                                                                             -----------------------------------------------
                           Net cash (used in) provided by financing activities         (2,951)            450         1,199
                                                                             -----------------------------------------------
NET INCREASE (DECREASE) IN CASH                                                           499             (42)         (735)

CASH, BEGINNING OF YEAR                                                                   543             585         1,320
----------------------------------------------------------------------------------------------------------------------------
CASH, END OF YEAR                                                                    $  1,042        $    543      $    585
----------------------------------------------------------------------------------------------------------------------------


                 See notes to consolidated financial statements

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
(CONTINUED)

-----------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DATA:

Supplemental disclosure of cash flow information:
     Interest Paid                                                            $ 2,844       $ 2,490      $ 2,081
     Taxes Paid                                                                 $ 100       $    43      $    71

Supplemental schedule of noncash investing and financing activities:
     Fair value of assets acquired                                            $     -       $     -      $ 3,041
     Notes issued in connection with acquisition of businesses                $     -       $     -          970
                                                                      -------------------------------------------
     Net cash paid                                                            $     -       $     -      $ 2,071
                                                                      ===========================================
     Shares issued for future services                                        $    50       $     -      $     -
     Fixed assets acquired through capital leases                             $     -       $     -      $     97
     Dividends                                                                $    70       $    67      $     -
-----------------------------------------------------------------------------------------------------------------


                 See notes to consolidated financial statements

ATC HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  ORAGANIZATION AND BASIS OF  PRESENTATION

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


Subsequent to year end the Company sold its AllCare Nursing business but has not had sufficient time to complete the negotiation of new financial covenants on its revolving line of credit with the Lender HFG Healthco4-LLC (see Note 8(a)). The Company is not able to meet the existing financial covenants under the revolving line of credit. As a result the debt associated with the revolving line of credit has been classified as short term resulting in a working capital deficiency of $8,177. In addition, the Company has shown losses, from operations for the past three years as well as having a net stockholders' deficiency.
The Company's lender has agreed to waive all defaults under the existing covenants but has required that the Company agree to mutually acceptable new covenants by June 30, 2005.Although the Company believes that it will finalize the new covenants by that date, it has not done so by the date of its financial statements. If the debt was called by Healthco4-LLC, the Company might not be able to meet its obligations as they come due. The company believes that renegotiated covenants once completed would have the loan classified as long-term debt, removing the working capital deficiency. In addition Management plans on continuing to reduce costs while adding licensees which should help the Company return to profitability.

On April 22, 2005, the Company sold substantially all of the assets and liabilities of its AllCare Nursing services business, which consisted primarily of goodwill and accounts receivable, to Onward Healthcare, Inc. ("Onward") see
Note 4(Discontinued Operations). Accordingly, the Company's Financial Statements reflect the related assets and liabilities of operations as Assets and Liabilities Held For Sale in the accompanying balance sheets and Discontinued Operations in the accompanying statement of operations presented.

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

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards Board ("SFAS") No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS , long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company periodically reviews its fixed assets to determine if any impairment exists based upon projected, undiscounted net cash flows of the Company. As of February 28, 2005 the Company believes that no impairment of long-lived assets exists. During fiscal 2004, the Company charged operations $892 for fixed assets that were impaired.

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

Goodwill and other intangibles are as follows:

                                                February 28, 2005                 February 29, 2004
------------------------------------------------------------------------------------------------------------------------
                                  Gross Carrying         Accumulated         Gross Carrying    Accumulated  Amortization
                                     Amount              Amortization           Amount         Amortization    Period
                                  ------------------  -------------------   ----------------  -------------- -----------
Goodwill and other Intangibles
Goodwill                                  $  5,397          $     -           $  6,724          $     -       none
Covenants not to compete                       500              235                600              221        10
Other intangibles                              674              323                844              226       3-10
                                  ---------------------------------------------------------------------
 Subtotal                                    6,571              558              8,168              447       3-10
Included in assets held for sale            28,415            1,965             32,258            1,300       5-10
                                  ---------------------------------------------------------------------
                                          $ 34,986          $ 2,523           $ 40,426          $ 1,747
                                  =====================================================================

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

Estimated amortization expense for the next four fiscal years is as follows:

                         -------------------------------
                                Amortization Expense
                         -------------------------------
                             2006                 $ 203
                             2007                   203
                             2008                   145
                             2009                    65
                         -------------------------------



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

OFFICE CLOSINGS AND RESTRUCTURE CHARGES

For fiscal 2005 the Company recorded a goodwill impairment in the amount of $1,431 excluding the write off which resulted form the sale of the AllCare Nursing business, discussed in note 3. In the third quarter of fiscal 2004 the Company recorded a charge associated with the closing of certain offices in the amount of $2,589. The components of the charges are as follows:


-----------------------------------------------------------------------------
              Components            February 28, 2005       February 29, 2004
-----------------------------------------------------------------------------
Write-off of fixed assets                                        $ 892
Write-off of related goodwill            $1,431                    889
Severance costs and other benefits                                 608
Other exit costs                                                   200
                                                                   ---
 Total restructuring charge              $1,431                  $2,589
                                         ======                  ======

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

STOCK BASED COMPENSATION

The Company applies the intrinsic value method in accounting for its stock-based compensation. Had the Company measured compensation under the fair value method for stock options granted, the Company's net loss and net loss per share, basic and diluted, would have been as follows:


                                                                               Fiscal Year Ended
--------------------------------------------------------------------------------------------------------------------------
                                                             February 28, 2005     February 29, 2004     February 28, 2003

Net loss, as reported                                               $ (10,404)             $ (6,180)              $(2,833)
Less:  Fair value method of stock based compensation, net of tax       (1,014)                 (384)                  (59)
                                                        ------------------------------------------------------------------
Net loss, pro forma                                                 $ (11,418)             $ (6,564)              $(2,892)
                                                        ==================================================================

Basic net loss per share as reported                                $   (0.42)             $  (0.25)              $ (0.12)
Proforma basic net loss income per share                            $   (0.45)             $  (0.27)              $ (0.12)
Diluted net loss per share as reported                              $   (0.42)             $  (0.25)              $ (0.12)
Proforma diluted net loss income per share                          $   (0.45)             $  (0.27)              $ (0.12)
--------------------------------------------------------------------------------------------------------------------------




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

The components of Assets and Liabilites Held For Sale for fiscal 2004 and 2005 are presented in the chart below:


----------------------------------------------------------------------------------------
                                                 February 28, 2005     February 29, 2004
----------------------------------------------------------------------------------------
Assets Held For Sale

Accounts receivable net                                 $ 10,464           $ 15,956
Prepaid expenses                                             103                 11
Fixed Assets                                                  41                 63
Intangibles                                                4,761              5,426
Goodwill                                                  21,689             25,532
Other assets                                                  40                 37
Deferred income taxes                                                        (1,493)
                                                                           --------
       Total Assets Held For Sale                       $ 37,098           $ 45,532
                                                        ========           ========
Liabilities Held For Sale
Accounts payable                                        $    231           $    135
Accrued expenses                                             685                186
Due under bank Financing                                  11,185             16,064
Notes payable                                             21,667             21,193
                                                        --------           --------
      Total Liabilities Held for Sale                   $ 33,768           $ 37,578
                                                        ========           ========
Net Assets Held For Sale                                $  3,330           $  9,447
                                                        ========           ========




Revenue and Pretax Income (loss) for discontinued operations for fiscal 2005, 2004 and 2003 is presented in the chart below:

-----------------------------------------------------------------------------------------------------------
                                February 28, 2005            February 29, 2004            February 28, 2003
-----------------------------------------------------------------------------------------------------------
Revenue                         $37,373                      $49,191                      $49,843
                                -------                      -------                      -------

Pre Tax (loss) income           $(1,945)                     $  1,692                     $  2,177
                                --------                     --------                     --------


Interest expense included in discontinued operations is $2,253, $2,288 and $2,127 for fiscal year end February 28, 2005, February 29, 2004 and February 28, 2003 respectively.

5.  FIXED ASSETS
Fixed assets consist of the following:


----------------------------------------------------------------------------------------------------------------------------------
                                                                   Estimated Useful          February 28,        February 29,
                                                                    Life in Years               2005                2004
Computer equipment and software                                         3 to 5                         $ 810            $ 1,395
Office equipment, furniture and fixtures                                  5                               69                215
Leasehold improvements                                                    5                              154                191
                                                                                        ----------------------------------------
                                                                                                       1,033              1,801
Less: accumulated depreciation
   and amortization                                                                                      583              1,016
                                                                                        ----------------------------------------
Total                                                                                                  $ 450            $   785
                                                                                        ========================================


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



6.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

 Prepaid expenses and other current assets consist of the following:

-----------------------------------------------------------------------------------------------
                                                                 February 28,    February 29,
                                                                      2005          2004
-----------------------------------------------------------------------------------------------
Prepaid workers compensation expense                                     $ 3,398     $ 3,946
Other                                                                      1,018         743
                                                                 ----------------------------
Total                                                                    $ 4,416     $ 4,689
                                                                 ============================


7.  ACCRUED EXPENSES

Accrued expenses consist of the following:

---------------------------------------------------------------------------------------------------
                                                                  February 28,    February 29,
                                                                      2005            2004
---------------------------------------------------------------------------------------------------
Payroll and related taxes                                                $   939         $ 2,111
Accrued licensee payable                                                     998           1,076
Insurance accruals                                                         2,173           2,264
Interest payable                                                              23              20
Other                                                                      1,298             811
                                                                 --------------------------------
Total                                                                    $ 5,431         $ 6,282
                                                                 ================================

8.  FINANCING ARRANGEMENTS

Debt financing payable consists of the following:

---------------------------------------------------------------------------------------------
                                                          February 28,          February 29,
                                                               2005                  2004

Financing Agreement                                            $ 9,660              $ 9,478
                                                                     -                    -
      Less: current portion                                          -                    -
                                                  ------------------------------------------

Total                                                          $ 9,660              $ 9,478
---------------------------------------------------------------------------------------------



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

 On June 8, 2005, an agreement on the $15 million revolving loan with HFG was entered into waiving default on certain financial ratio covenants as of February 28, 2005 and requiring the Company to have new covenants in place by June 30, 2005. The Company is in negotiations with HFG on new covenants for the facility, but those covenants have not been finalized. As such, the Company would not be in compliance with the existing covenants after February 28, 2005. Accordingly, the amount due under the loan has been included in current liabilities. Although HFG has previously issued waivers and amendments when necessary and has agreed to negotiate mutually agreeable covenants, should the new covenants not be in place by June 30, 2005, the debt would be considered in default.

(b) Annual maturities of debt financing payable discussed above are as follows:


              ------------------------------------------------------

              ------------------------------------------------------
                  2008                                        9,660


                                                        ------------
                  Total                                     $ 9,660
                                                        ============

9.  NOTES AND GUARANTEE PAYABLE

Notes and guarantee payable consist of the following:

----------------------------------------------------------------------------------------
                                                 February 28,          February 29,
                                                     2005                  2004
----------------------------------------------------------------------------------------
Notes payable to DSS and DSI (a)                          $  8,100              $ 8,100
Other (b)                                                      803                  803
Notes from related parties (c)                               1,500
Convertible debentures (d)                                   1,260                    -
Guarantee of TLCS liability (e)                                  -                2,293
                                               -----------------------------------------
                                                            11,663               11,196
      Less: current portion                                  2,814                  725
                                               -----------------------------------------
                                                          $  8,849              $10,471
                                               -----------------------------------------

      Liabilities held per sale                           $ 21,689              $21,193
                                               =========================================




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

(c) On December 15, 2004 the Company entered into a $1.5 million 15% convertible subordinated note with the wife of one of the executive officers of the Company. The note bears interest at 15% per annum and matures on January 15, 2007. It is to be repaid in eight equal installments commencing April 15 , 2005, subject to restrictions on the sources of such payment. At the option of the holder, all or a portion of the note may be converted at any time, plus accrued but unpaid interest, into shares of Class A Common Stock at a per share price equal to $0.38 cents per share which is equal to the average of the five days closing bid price up to December 15, 2004.

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



(f) Annual maturities of notes payable discussed above are as follows:


                     ----------------------------------------------------

                         2005                                   $  2,814
                         2006                                        720
                         2007                                         29
                         2008                                          0
                         2009                                          0
                         Thereafter                                8,100
                                                               ----------
                         Total                                   $11,663
                                                               ==========

10.  INCOME TAXES

The provision (benefit) for income taxes consists of the following:


-----------------------------------------------------------------------------------------------------------------------
                                                                                 Fiscal Year Ended
                                                           ------------------------------------------------------------
                                                               February 28, 2005 February 29, 2004  February 28, 2003

Current:
     Federal                                                             $     -          $   -              $      -
     State                                                                    39             55                    40
                                                           -----------------------------------------------------------
                                                                              39             55                    40
                                                           -----------------------------------------------------------
Deferred
     Federal                                                               3,477            836                (2,686)
     State                                                                                   47                  (170)
                                                           -----------------------------------------------------------
                                                                           3,477            883                (2,856)
                                                           -----------------------------------------------------------
Total income tax provision (benefit) expense                             $ 3,516          $ 938              $ (2,816)
                                                           ===========================================================

A reconciliation of the differences between income taxes computed at the federal statutory rate and the provision (benefit) for income taxes as a percentage of pretax income from continuing operations for each year is as follows:

--------------------------------------------------------------------------------------------------------
                                                                  2005            2004           2003
--------------------------------------------------------------------------------------------------------
Federal statutory rate                                          (34.0%)         (34.0%)        (34.0%)
State and local income taxes, net                                 1.6%            0.7%
   of federal income tax benefit                                                                (2.1%)
Valuation allowance increase (decrease)                         103.3%           48.1%              -
Other                                                             0.2%           (3.4%)           .1%
                                                        ----------------------------------------------
Effective rate                                                   71.1%           13.5%         (36.0%)
------------------------------------------------------------------------------------------------------




The Company's net deferred tax assets are comprised of the following:


--------------------------------------------------------------------------------------------
                                               February 28, 2005        February 29, 2004
--------------------------------------------------------------------------------------------
Current:
     Allowance for doubtful accounts                     $   608                  $   295
     Accrued expenses                                      1,007                    1,219
                                        --------------------------------------------------
                                                           1,615                    1,514
                                        --------------------------------------------------
    Valuation allowance                                   (1,615)                  (1,514)
                                        --------------------------------------------------
                                                              -                        -
                                        --------------------------------------------------
Non-current:
     Revenue recognition                                       -                       16
     Net operating loss carryforward                       6,048                    3,566
     Depreciation and amortization                           542                      856
     TLCS guarantee                                            -                      916
                                        --------------------------------------------------
                                                           6,590                    5,354
                                        --------------------------------------------------
    Valuation allowance                                   (6,590)                  (1,877)
                                        --------------------------------------------------
                                                         $     -                  $ 3,477
                                        ==================================================


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

11.  COMMITMENTS AND CONTINGENCIES

Lease Commitments:

Future minimum rental payments under noncancelable operating leases relating to office space and equipment rentals that have an initial or remaining lease term in excess of one year as of February 28, 2005 are as follows:



                  -------------------------------------------------
                        Year Ending February 28,
                  -------------------------------------------------

                                  2006                     $ 1,005
                                  2007                         782
                                  2008                         690
                                  2009                         504
                                  2010                         463
                               Thereafter                      397
                                                        -----------
                      Total minimum lease payments         $ 3,841
                                                        ===========


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

Information regarding the Company's stock option activity is summarized below:

--------------------------------------------------------------------------------------------------------------
                                                 Stock Option Activity   Option Price  Weighted-Average
                                                 -------------------                   Exercise Price
Options outstanding as of February 28, 2002                5,136,182    $.25 - $1.02          $0.59
 Granted                                                      45,000    $.85 - $2.40          $1.46
 Exercised                                                  (103,333)   $.50 - $.56           $0.50
 Terminated                                                   (6,667)       $.56              $0.56
                                                  -------------------
Options outstanding as of February 28, 2003                5,071,182    $.25 - $2.40          $0.59
 Granted                                                   3,916,382    $.59 - $.79           $0.60
 Exercised                                                   (56,500)   $.23 - $.50           $0.30
 Terminated                                               (4,304,182)   $.50 - $2.40          $0.57
                                                  -------------------
Options outstanding as of February 29, 2004                4,626,882    $.25 - $2.40          $0.63
 Granted                                                           -          -                 -
 Exercised                                                         -          -                 -
 Terminated                                                        -          -                 -
                                                  -------------------
Options outstanding as of February 28, 2005                4,626,882    $.25 - $2.40          $0.63
                                                  ===================
--------------------------------------------------------------------------------------------------------------


Included in the outstanding options are 400,000 NQSOs which were exercisable at February 28, 2005.

The following table summarizes information about stock options outstanding at February 28, 2005:



                              Options Outstanding                                     Optins Exercisable
-------------------------------------------------------------------------------------------------------------------
                                         Weighted-Average                                                Weighted
                                             Remaining                  Weighted                         Average
  Range of               Number          Contractual Life (In             Average            Number      Exercise
Exercise Prices        Outstanding               Years)                Exercise  Price     Exercisable      Price
-------------------------------------------------------------------------------------------------------------------
$.25 to $.58                   245,500           4.4                       $0.41            207,866          $0.39
       $0.59                 3,811,382           8.8                       $0.59            563,666          $0.59
$.60 to $2.40                  570,000           6.3                       $1.00            515,833          $1.03
                     ----------------------------------------------------------------------------------------------
                             4,626,882          8.43                       $0.63          1,287,365          $0.79
                     ==============================================================================================


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

14. LICENSEE SALES

The Company includes in its service revenues, service costs and general and administrative costs revenues and costs associated with its licencee's. Summarized below is the detail associated with the above discussed items for the years ended February 28, 29,and 28, 2005, 2004 and 2003 respectively.

-----------------------------------------------------------------------------------------------------
                                          Year Ended            Year Ended            Year Ended
                                      February 28, 2005     February 29, 2004     February 28, 2003
----------------------------------------------------------------------------------------------------
Company Service Revenue                   $17,693               $24,720                $27,748
Licensee Service Revenue                  $50,244               $56,490                $71,129
Total Revenue                             $67,937               $81,210                $98,877
Company Service Costs
                                          $13,135               $17,506                $19,793
Licensee Service Costs
                                          $41,597               $45,699                $56,992
Total Service Costs                       $54,732               $63,205                $76,785
Company General and
administrative costs
                                          $11,068               $12,605                $15,819
Licensee Royalty                          $ 5,965               $ 6,602                $ 8,913
Total General and
administrative costs                      $17,033               $19,207                $24,732




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


16.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data for Fiscal 2005 and 2004 are as follows (in thousands, except per share data) restated to reflect the AllCare Nursing business as Discontinued Operations.:

---------------------------------------------------------------------------------------------------------------------------------
Year ended February 28, 2005                           First Quarter     Second Quarter   Third Quarter       Fourth Quarter

Total revenues                                               $ 18,683          $ 17,571        $ 16,000              $ 15,683
                                                       -----------------------------------------------------------------------

Net loss available to common stockholders on
continuing operations                                        $  (476)          $   (668)       $ (1,241)             $ (6,144)
                                                       =======================================================================

Net income (loss) available to common stockholders on
Discontinued Operations                                      $   421           $    403        $    (74)             $ (2,695)(2)
                                                       --------------------------------------------------------------------------

Total Net loss available to common stockholders              $   (55)          $   (265)       $ (1,315)(1)          $ (8,839)(2)
                                                       --------------------------------------------------------------------------

Basic and diluted (loss) earnings  per share
Loss from continuing operations                              $ (0.02)          $  (0.03)       $  (0.05)             $  (0.24)
                                                       =======================================================================
Income (loss) from discontinued operations                   $  0.02           $   0.02        $  (0.01)             $  (0.11)
                                                       =======================================================================

Net loss per common share-basic and diluted                  $     -           $  (0.01)       $  (0.06)             $  (0.35)
                                                       =======================================================================



------------------------------------------------------------------------------------------------------------------------------
Year ended February 29, 2004                           First Quarter     Second Quarter    Third Quarter       Fourth Quarter

Total revenues                                               $22,687           $ 20,937        $ 19,534              $ 18,052
                                                       -----------------------------------------------------------------------
Net loss available to common stockholders on
continuing operations                                        $  (566)          $ (1,485)       $ (4,836)             $ (1,052)
                                                       =======================================================================
Net income available to common stockholders on
Discontinued operations                                      $   331           $    814        $   (228)             $    775
                                                       -----------------------------------------------------------------------
Total net loss available to common stockholders              $  (235)          $   (671)       $ (5,064)(3)          $   (277)
                                                       -----------------------------------------------------------------------
Basic and diluted (loss) earnings  per share
Loss from continuing operations                              $ (0.02)          $  (0.06)       $  (0.20)             $  (0.04)
                                                       =======================================================================
Income from discontinued operations                          $  0.01           $   0.03        $      -              $   0.03
                                                       =======================================================================
Net loss per common share-basic and diluted                  $  (0.01)         $  (0.03)       $  (0.20)             $  (0.01)
                                                       =======================================================================


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

ATC HEALTHCARE, INC. AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------------------
                                                        Fiscal Year Ended
                                                       -----------------------------------------------------------------

                                                        February 28, 2005     February 29, 2004     February 28, 2003
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Balance, beginning of period                                        $   276               $ 819               $   714

Additions charged to costs and expenses                                 430                   7                   629

Deductions                                                             (242)               (550)                 (524)
                                                       -----------------------------------------------------------------
Balance, end of period                                              $   464               $ 276               $   819
                                                       =================================================================
Included in assets held for sale                                    $ 1,397               $ 461               $  965
                                                       =================================================================

Total                                                               $ 1,861               $ 737               $ 1,784
                                                       =================================================================

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees billed to the Company by Goldstein Golub Kessler LLP during the fiscal year ended February 28, 2005 were as follows:

         Audit fees-Goldstein Golub Kessler LLP billed an aggregate of $75,000 in fees for services rendered for the annual audit of the Company's consolidated financial statements for the fiscal year ended February 28, 2005 and $28,000 for audit related fees consisting of quarterly reviews and professional services related to an S-1 filing.

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

         (1) On January 14, 2005, the Company filed a Report on Form 8-K furnishing information under Items 7.01 and 9.01.


(C)      EXHIBITS

     The Exhibits filed as part of the Report are listed in the Index to Exhibits below.

D. EXHIBIT INDEX

EXHIBIT NO. DESCRIPTION
----------  -----------
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

See Notes to Exhibits
                                       36

EXHIBIT NO. DESCRIPTION
----------  -----------

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

10.42 Employment Agreement, dated as of June 1, 1987, between the Company and David Savitsky. (A)

10.43 Amendment, dated as of October 31, 1991, to the Employment Agreement between the Company and David Savitsky. (A)

10.44 Amendment, dated as of January 3, 1992, to the Employment Agreement between the Company and David Savitsky. (A)

10.45 Amendment, dated as of December 7, 1992, to the Employment Agreement between the Company and David Savitsky. (A)

10.54 Amended and Restated Loan and Security Agreement, dated as of January 8, 1997, between the Company, its subsidiaries and Mellon Bank, N.A. (M)


See Notes to Exhibits

EXHIBIT NO. DESCRIPTION
----------  -----------

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


See Notes to Exhibits

EXHIBIT NO. DESCRIPTION
----------  -----------

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

10.93 Tax Allocation agreement dated as of October 20, 1999, between the Company and TLCS. (O)

10.94 Transitional Services agreement, dated as of October 20, 1999,between the company and TLCS. (O) See Notes to Exhibits

EXHIBIT NO. DESCRIPTION
----------  -----------

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

10.112 Receivables Purchase and Transfer Agreement dated April 6, 2001 between the Company and HFG Healthco-4 LLC (W)

10.113 Asset purchase agreement dated October 5, 2001, between the Company and Doctors' Corner and Healthcare Staffing, Inc. (U)

10.114 Asset purchase agreement dated January 31, 2002, between the Company and Direct Staffing, Inc. and DSS Staffing Corp. (V)

10.115 Amendment to Employment agreement dated November 28, 2001 between the Company and Stephen Satisfy (Y)

10.116 Amendment to Employment agreement dated November 28, 2001 between the Company and David Savitsky (Y) See Notes to Exhibits 40 EXHIBIT NO. DESCRIPTION

EXHIBIT NO. DESCRIPTION
----------  -----------

10.117 Amendment to Employment agreement dated December 18, 2001 between the Company and Edward Teixeira (Y)

10.118 Amendment to Employment agreement dated May 24, 2002 between the Company and Alan Levy (Y)

10.119 Loan and Security Agreement dated November 7, 2002 between the Company and HFG Healthco-4 LLC (Z)

10.120 Asset Purchase Agreement dated April 8, 2005 between the Company,, ATC Staffing Services, Inc. and Onward Healthcare, Inc. (AA)

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



                                     ATC HEALTHCARE, INC.
                                     By:  /S/  DAVID SAVITSKY
                                     -------------------------------
                                             David Savitsky
                                             Chief Executive Officer

Dated:  July 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             SIGNATURE                        TITLE                               DATE

/S/ DAVID SAVITSKY                    Chief Executive Officer              July 29, 2005
------------------
David Savitsky                        (Principal Executive
                                      Officer) and Director

/S/  ANDREW REIBEN                    Senior Vice President, Finance,      July 29, 2005
------------------
Andrew Reiben                         Chief Financial Officer and
                                      Treasurer (Principal Financial and
                                      Accounting Officer)

/S/  STEPHEN SAVITSKY                 President and Chairman of the        July 29, 2005
---------------------
Stephen Savitsky                      Board


*_________________                    Director                             July 29, 2005

Bernard J. Firestone, Ph. D.

*_________________                    Director                             July 29, 2005
Jonathan Halpert, Ph. D.

*_________________                    Director                             July 29, 2005
Martin Schiller

*By:     /S/  DAVID SAVITSKY
-----------------------------------
                David Savitsky
                Attorney-in-Fact