Form 10-K/A
period 2005-02-28
ATC HEALTHCARE INC /DE/
filed 2005-09-26
CIK 720480

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended February 28, 2005
                                   -----------------

                                       OR

|_| TRANSITION REPORT SUBJECT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from              to
                                        ------------    ------------

                         Commission File Number: 0-11380

                              ATC HEALTHCARE, INC.
             (Exact name of Registrant as specified in its charter)

        DELAWARE                                         11-2650500
---------------------------------           ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

  1983 Marcus Avenue, Lake Success, NY                     11042
----------------------------------------    ------------------------------------
(Address of Principal executive offices)                 (Zip Code)


Registrant's telephone number,
including area code:                                   (516) 750-1600
                                            ------------------------------------


                                                             Name of Exchange
                                       Title of Each Class   on Which Registered
                                       -------------------   -------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __x__

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Securities Exchange Act of 1934.
                           Yes |_|          No |X|

As of May 20, 2005, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $9,391,613 based on a closing sale price of $0.33 per share. The number of shares of Class A Common Stock outstanding on May 20, 2005 was 28,459,433.

INTRODUCTORY NOTE:
This amendment on Form 10-K/A amends the registrant's Annual
Report on Form 10-K filed by ATC Healthcare, Inc. (the "Company) on June 13, 2005 and the 10-K/A filed on July 29, 2005 and is being filed to amend the opinion of PricewaterhouseCoopers LLP to include a dual dated report for discontinued operations. This amendment on Form 10-K/A continues to speak as of the date of the Original Filing and except for the above matters, does not modify, amend , or update in any other way the financial statements or any other item or disclosure in the Original Filing.

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

IF OUR INSURANCE COSTS INCREASE SIGNIFICANTLY, THESE INCREMENTAL COSTS COULD NEGATIVELY AFFECT OUR FINANCIAL RESULTS.

The costs related to obtaining and maintaining workers compensation, professional and general liability insurance and health insurance for healthcare providers has been increasing as a percentage of revenue. Our cost of workers compensation, professional and general liability and health insurance for healthcare providers for the fiscal years ending February 28, 2005, 2004 and 2003 was $1.9 million, $2.8 million and $3.4 million, respectively. The corresponding gross margin for the same time periods were 19.5%, 22.2% and 22.3%, respectively. If the cost of carrying this insurance continues to increase significantly, we will recognize an associated increase in costs that may negatively affect our margins. This could have an adverse impact on our financial condition and the price of our common stock.

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

OUR ABILITY TO BORROW UNDER OUR CREDIT FACILITY MAY BE LIMITED.

We have an asset-based revolving credit line with HFG Healthco-4 LLC that until April 22, 2005 had a maximum borrowing amount of $35.0 million. As of February28, 2005 and February 29, 2004 we had approximately $18.8 million and $22.7 million, respectively, outstanding under the revolving credit line (of which $9.2 million and $12.2 million are held for sale respectively) with HFG Healthco-4 LLC with additional borrowing capacity of $0.1 million and $0.0 million, respectively. On April 22, 2005 we sold our AllCare Nursing business and applied approximately $13.0 million of the proceeds to repayment of our credit line. In connection with the transaction, the maximum amount of the credit line was reduced to $15.0 million and the credit line was extended until April 2008. At that time approximately $7.1 million was outstanding and we had additional borrowing capacity of $1.8 million. Our ability to borrow under the credit facility is based upon, and thereby limited by, the amount of our accounts receivable. Any material decline in our service revenues could reduce our borrowing base, which could cause us to lose our ability to borrow additional amounts under the credit facility. In such circumstances, the borrowing availability under the credit facility may not be sufficient for our capital needs.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

Not applicable.


PART II.
ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                  ----------------------------------------------------------
                  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
                  -------------------------------------------------

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

--------------------------------------------------------------------------------
Fiscal Year ended February 29, 2004                   High              Low
--------------------------------------------------------------------------------
1st  quarter ended May 31, 2003                      $0.90             $0.50
--------------------------------------------------------------------------------
2nd quarter ended August 31, 2003                    $1.15             $0.51
--------------------------------------------------------------------------------
3rd  quarter ended November 30, 2003                 $1.01             $0.60
--------------------------------------------------------------------------------
4th quarter ended  February 28, 2004                 $0.75             $0.46
--------------------------------------------------------------------------------
Fiscal Year ended February 28, 2005                   High              Low
--------------------------------------------------------------------------------
1st  quarter ended May 31, 2004                      $0.64             $0.50
--------------------------------------------------------------------------------
2nd quarter ended August 31, 2004                    $0.59             $0.25
--------------------------------------------------------------------------------
3rd  quarter ended November 30, 2004                 $0.64             $0.41
--------------------------------------------------------------------------------
4th quarter ended  February 28, 2005                 $0.52             $0.26
--------------------------------------------------------------------------------

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

(D)      Securities Authorized for Issuance Under Equity Compensation Plans


Plan Category        Number of Securities to be issued            Weighted-Average Exercise          Number of Securities Remaining

                   Upon Exercise of Outstanding Options,        Price of Outstanding Options,        Available for Future Issuance

                        Warrants and Rights (a)                     Warrants and Rights             under Equity Compensation Plans

                                                                                                   (excluding securites reflected
                                                                                                               in column (a))
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation

plans approved by

security holders              4,226,882                                     $0.59                               2,039,235
------------------------------------------------------------------------------------------------------------------------------------

Equity compensation

plans not approved by

security holders (1)            400,000                                     $1.02                               2,600,000
------------------------------------------------------------------------------------------------------------------------------------

Total                         4,626,882                                     $0.63                               4,639,235
------------------------------------------------------------------------------------------------------------------------------------

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


------------------------------------------------------------------------------------------------------------------------------------
                                                             Feb 28,       Feb 29,         Feb 28,         Feb 28,         Feb 28,
                                                              2005          2004            2003            2002            2001
                                                            ----------------------------------------------------------------------
CONSOLIDATED OPERATIONS DATA:
(all amountsin throusands except per share data)
Revenues:                                                  $ 67,937       $81,210         $98,877         $94,482         $78,816
                                                            ----------------------------------------------------------------------

Loss from continuing operations                              (8,459)       (7,872)         (5,010)          1,075          (2,994)
                                                            ----------------------------------------------------------------------
(Loss) Income from discontinued operations                   (1,945)        1,692           2,177           2,518           1,928
                                                            ----------------------------------------------------------------------

Net (loss) income                                          $(10,404)      $(6,180)        $(2,833)        $ 3,593         $(1,066)
                                                            ----------------------------------------------------------------------

(Loss) Earnings Per Share:
Loss from continuing operations:
(Loss) per common share Basic                              $  (0.34)      $ (0.32)        $ (0.21)        $  0.04)        $ (0.13)
                                                            ----------------------------------------------------------------------
(Loss) per common share Diluted                            $  (0.34)      $ (0.32)        $ (0.21)        $  0.04         $ (0.13)
                                                            ----------------------------------------------------------------------
(Loss) income from discontinued operations:
(Loss) per common share Basic                              $  (0.08)      $  0.07         $   .09            0.11         $  0.08
                                                            ----------------------------------------------------------------------
(Loss) per common share Diluted                            $  (0.08)      $  0.07         $   .09            0.11         $  0.08
                                                            ----------------------------------------------------------------------
Net (loss):
(Loss) per common share Basic                              $  (0.42)      $ (0.25)        $ (0.12)        $  0.15         $ (0.05)
                                                            ----------------------------------------------------------------------
(Loss) per common share Diluted                            $  (0.42)      $ (0.25)        $ (0.12)        $  0.15         $ (0.05)
                                                            ----------------------------------------------------------------------

Weighted Average common shares outstanding:
   Basic                                                     25,113        24,468          23,783          23,632          23,632
   Diluted                                                   25,113        24,468          23,783          23,632          23,632


CONSOLIDATD BALANCE SHEET DATA:

Total Assets                                               $ 23,211       $29,195         $33,007         $27,831         $24,690

Long-term debt and other liabilities                         19,181        20,320          22,363          20,206          10,068

Total Liabilities                                            30,590        31,029          32,437          27,041          19,858

Stockholders' equity                                         (5,186)        5,053          10,546          13,220           9,627

Total Assets Held for Sale                                   37,098        45,532          45,608          47,498          16,741

Long-term debt and other non-current liabilities held        21,108        35,424          34,799          31,650          10,991
 for sale

Total Liabilities held for sale                              33,768        37,578          36,411          36,747          11,946



Prior to the Company purchasing AllCare Nusing in January 2002, AllCare Nursing was a Licensee of the Company for the twelve months ended February 28, 2002 and for the Ten Months ended December 2001.

ATC Healthcare, Inc. did not pay any cash dividends on its common stock during any of the periods set forth in the table above. Amortization expense of $533 and $519, respectively, were included in fiscal years 2002 and 2001 net income.
Fisal 2002 included loss on extinguishment of debt of $854.
------------------------------------------------------------------------------------------------------------------------------------

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  -----------------------------------------------------------
                  AND RESULTS OF OPERATIONS
                  -------------------------

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

Office Closing and Restructuring Charge: For fiscal 2005 the Company recorded an impairment to goodwill and other intangibles in the amount of $1.4 million. In the third quarter of fiscal 2004 the Company recorded a charge associated with the closing of certain offices in the amount of $2.6 million. The components of the charges are as follows:

--------------------------------------------------------------------------------
 Components                 Amount (in thousands)         Amount (in thousands)
--------------------------------------------------------------------------------
                                Fiscal 2005                   Fiscal 2004
--------------------------------------------------------------------------------
Write-off of fixed assets           -                             $892
--------------------------------------------------------------------------------
Write-off of related
 goodwill                        $1,431                            889
--------------------------------------------------------------------------------
Severance costs and
 other benefits                     -                              608
--------------------------------------------------------------------------------
Other                               -                              200
--------------------------------------------------------------------------------
  Total Restructuring
   Charge                        $1,431                         $2,589
--------------------------------------------------------------------------------

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

Other Income, net: Other income was $0.9 million during fiscal 2005 as compared to $0.1 million in fiscal 2004. Other income in 2005 was generated by sale of Licensee rights to new Licensees for approximately $0.5 million and the settlement of various disputes with the Company's Atlanta Licensee for net proceeds of approximately $0.4 million.

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

Office Closing and Restructuring Charge: In the third quarter of fiscal 2004 the Company recorded a charge associated with the closing of certain offices in the amount of $2.6 million. The Company expects the restructure to result in a lower overall cost structure to allow it to focus resources on offices with greater potential for better overall growth and profitability. The components of the charge are as follows:


--------------------------------------------------------------------------------
     Components                                        Amount (in thousands)
--------------------------------------------------------------------------------
Write-off of fixed assets                                  $  892
--------------------------------------------------------------------------------
Write-off of related goodwill                                 889
--------------------------------------------------------------------------------
Severance costs and other benefits                            608
--------------------------------------------------------------------------------
Other                                                         200
                                                           -------
--------------------------------------------------------------------------------
 Total Restructuring Charge                                $2,589
--------------------------------------------------------------------------------

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

INDEBTEDNESS AND CONTRACTUAL OBLIGATIONS OF THE COMPANY

The following are contractual cash obligations of the Company at February 28, 2005 adjusted for the completion of the Allcare Nursing business sale and related payments and settlement of debt that occurred on April 22, 2005:

Payments due by period (amounts in thousands):

                                              Less than    1-2       3-4
                                       Total  One Year    Years     Years     Thereafter
                                    ------------------------------------------------------
Bank Financing                       $ 9,660   $ 9,660    $    -              $    -
Debt                                  11,168     2,319       749        0       8,100
Operating leases                       3,444     1,005     1,472      967         463
                                      -------   -------   -------    -------    -------
Total                                $24,272   $12,984    $2,221     $967      $8,563
-----------------------------------   =======   =======   ========   =======   ========

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

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                  ----------------------------------------------------------

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


   GOLDSTEIN GOLUB KESSLER LLP

   New York, New York
   May 7, 2005 , except for the last paragraph of
     Note 8(a) as to which the date is
   June 8, 2005

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


To the Board of Directors and Stockholders of ATC Healthcare, Inc. and
Subsidiaries:

     In our opinion, the consolidated financial statements for the year ended February 28, 2003 listed in the accompanying index present fairly, in all material respects, the results of operations, changes in stockholders' equity and cash flows of ATC Healthcare, Inc. and Subsidiaries for the year then ended, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended February 28, 2003 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

Melville, New York
May 12, 2003, except for the fourth paragraph of Note 8(a) as to which the date is June 13, 2003 and except for the effects of discontinued operations described in Note 4 as to which the date is April 22, 2005

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)


                                                                          February 28,   February 29,
ASSETS                                                                        2005           2004
                                                                         ----------------------------
CURRENT ASSETS:
     Cash and cash equivalents                                             $     1,042     $     543
     Accounts receivable, less allowance for doubtful accounts of
           $464 and $276, respectively.                                         10,022        11,260
     Prepaid expenses and other current assets                                   4,416         4,689
     Current assets held for sale                                               10,567        15,967
                                                                         ----------------------------
               Total current assets                                             26,047        32,459
                                                                         ----------------------------

     Fixed assets, net                                                             450           785
     Intangibles                                                                   616           997
     Goodwill                                                                    5,397         6,724
     Deferred income taxes                                                           -         1,984
     Other assets                                                                1,268           720
     Non-current assets held for sale                                           26,531        31,058
                                                                         ----------------------------
               Total assets                                                $    60,309     $  74,727
                                                                         ============================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):
CURRENT LIABILITIES:
     Accounts payable                                                      $     2,170     $   1,460
     Accrued expenses                                                            5,431         6,282
     Book overdraft                                                              1,489         2,242
     Current portion of notes and guarantee payable                              2,814           725
     Due under bank financing                                                    9,660
     Current liabilities held for sale                                          12,660         2,054
                                                                         ----------------------------
               Total current liabilities                                        34,224        12,763

     Notes and guarantees payable                                                8,849        10,471
     Due under bank financing                                                                  9,478
     Other liabilities                                                             177           371
     Non-current liabilities held for sale                                      21,108        35,524
                                                                         ----------------------------
               Total liabilities                                                64,358        68,607
                                                                         ----------------------------


Commitments and contingencies

Convertible Series A Preferred Stock ($.01 par value 4,000 shares authorized,2,000 shares issued and outstanding at February 28, 2005
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



                 See notes to consolidated financial statements
                                       F-3

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)


                                                                                       For the Fiscal Years Ended
                                                                             February 28,      February 29,   February 28,
                                                                                 2005             2004             2003
                                                                        --------------------------------------------------
REVENUES:
     Service revenues                                                       $      67,937   $     81,210    $      98,877
                                                                        --------------------------------------------------

COSTS AND EXPENSES:
     Service costs                                                                 54,732         63,205           76,785
     General and administrative expenses                                           17,033         19,207           24,732
     Depreciation and amortization                                                    700          1,419            1,505
     Office closing and restructuring charge                                        1,431          2,589                -
                                                                        --------------------------------------------------
        Total operating expenses                                                   73,896         86,420          103,022
                                                                        --------------------------------------------------

LOSS FROM OPERATIONS:                                                              (5,959)        (5,210)          (4,145)
                                                                        --------------------------------------------------

INTEREST AND OTHER EXPENSES (INCOME):
     Interest expense, net                                                          2,191          1,863            1,128
     Other  (income) expense, net                                                    (914)          (139)             260
     Provision (reversal) related to TLCS guarantee                                (2,293)             -            2,293
                                                                        --------------------------------------------------
       Total interest and other expenses                                           (1,016)         1,724            3,681
                                                                        --------------------------------------------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                (4,943)        (6,934)          (7,826)
                                                                        --------------------------------------------------

INCOME TAX PROVISION (BENEFIT)                                                      3,516            938           (2,816)
                                                                        --------------------------------------------------

LOSS FROM CONTINUING OPERATIONS                                             $      (8,459)  $     (7,872)   $      (5,010)
                                                                        --------------------------------------------------

DISCONTINUED OPERATIONS:
  (Loss) Income from discontinued operations net of tax (benefit)
  provision of ($1,452), $1,053, and $1,372 in 2005, 2004 and
  2003 respecitively.                                                       $      (1,945)  $      1,692    $       2,177
                                                                        --------------------------------------------------

NET LOSS                                                                    $     (10,404)  $     (6,180)   $      (2,833)
                                                                        --------------------------------------------------

DIVIDENDS ACCRETED                                                                     70             67                0
                                                                        --------------------------------------------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                                         (10,474)        (6,247)          (2,833)
                                                                        ==================================================

(Loss) Income Earnings Per Share:
Loss from continuing operations:
(Loss) per common share Basic                                               $       (0.34)  $      (0.32)   $       (0.21)
                                                                        --------------------------------------------------
(Loss) per common share Diluted                                             $       (0.34)  $      (0.32)   $       (0.21)
                                                                        --------------------------------------------------
(Loss) income from discontinued operations:
(Loss) income per common share Basic                                        $       (0.08)  $       0.07    $        0.09
                                                                        --------------------------------------------------
(Loss) income per common share Diluted                                      $       (0.08)  $       0.07    $        0.09
                                                                        --------------------------------------------------
Net (loss):
(Loss) per common share Basic                                               $       (0.42)  $      (0.25)   $       (0.12)
                                                                        --------------------------------------------------
(Loss) per common share Diluted                                             $       (0.42)  $      (0.25)   $       (0.12)
                                                                        --------------------------------------------------

Weighted Average common shares outstanding:
   Basic                                                                           25,113         24,468           23,783
                                                                        --------------------------------------------------
   Diluted                                                                         25,113         24,468           23,783



                 See notes to consolidated financial statements
                                       F-4

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)


                                                  Class A             Class B        Additional
                                               Common Stock        Common Stock        Paid-In     Accumulated
                                             Shares    Amount    Shares    Amount      Capital       Deficit       Total
                                           --------------------------------------------------------------------------------
Balances, February 28, 2002                23,368,943  $   233    262,854    $   3   $   13,522     $   (538)   $   13,220

Exchange of Class B for Class A Common
 Stock                                          6,663              (6,663)

Exercise of employee stock options            103,333        1                               51                         52

Issuance of shares through Employee Stock
 Purchase Plan                                103,613        1                              106                        107

Net loss                                                                                              (2,833)       (2,833)
                                           --------------------------------------------------------------------------------
Balances, February 28, 2003                23,582,552      235    256,191        3       13,679       (3,371)       10,546

Exchange of Class B for Class A Common
 Stock                                         10,774        -    (10,774)       -            -            -             -

Exercise of employee stock options             56,500        1          -        -           16           --            17

Issuance of shares through Employee Stock
 Purchase Plan                                 55,618        1          -        -           35           --            36

Common Stock issued for cash                  960,093       10          -                   691                        701

Accrued dividends on Preferred stock                                                                     (67)          (67)

Net loss                                           --       --         --       --           --       (6,180)       (6,180)
                                           --------------------------------------------------------------------------------
Balances, February 29, 2004                24,665,537      247    245,417        3       14,421       (9,618)        5,053

Exchange of Class B for Class A Common
 Stock                                         55,000        1    (55,000)      (1)           -            -             -

Issuance of shares through Employee Stock
 Purchase Plan                                 13,796        1          -        -            8            -             9

Sale of Common Stock net of issuance costs
 of $358                                    1,682,104       16          -        -          160                        176


Common stock issued for services              165,000        1          -        -           49                         50

Accrued dividends on Preferred Stock                -        -          -        -            -          (70)          (70)

Net loss                                            -        -          -        -            -      (10,404)      (10,404)
                                           --------------------------------------------------------------------------------
Balances, February 28, 2005                26,581,437  $   266    190,417    $   2   $   14,638     $(20,092)   $   (5,186)
-------------------------------------------================================================================================


                 See notes to consolidated financial statements
                                       F-5

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)


                                                                                     For the Fiscal Years Ended
                                                                              February 28,   February 29,   February 28,
                                                                                  2005           2004           2003
                                                                           ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $    (10,404)   $    (6,180)   $    (2,833)
    Income (Loss) on discontinued operations                                 $     (1,945)   $     1,692    $     2,177
                                                                           ---------------------------------------------
    Net loss on continuing operations                                        $     (8,459)   $    (7,872)   $    (5,010)

    Adjustments to reconcile net loss to net cash provided by
     (used in) operations:
             Depreciation and amortization                                            700          1,419          1,429
             Amortization of debt financing costs                                     284            267            256
             Amortization of discount on convertible debenture                         40
             Provision for doubtful accounts                                          188           (543)           105
             Provision (reversal) related to TLCS Guarantee                        (2,293)             -          2,293
             Deferred Income Taxes                                                  3,477            838         (2,956)
             Write off of Fixed Assets                                                               892
             Loss On Write off of Deferred Financial Costs                                                           44
             Impairment of Goodwill                                                 1,431            889

    Changes in operating assets and liabilities, net of effects of acquisitions:
             Accounts receivable                                                    1,050          2,257            325
             Prepaid expenses and other current assets                                323         (1,602)        (2,714)
             Other assets                                                            (765)           (34)           108
             Accounts payable and accrued expenses                                   (140)         1,075            172
             Other long-term liabilities                                             (330)           293            (14)
             Net cash provided by discontinued operations                           8,021          1,742          6,441
                                                                           ---------------------------------------------
                  Net cash (used in) provided by operating activites                3,527           (379)           479
                                                                           ---------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                              (77)          (243)          (417)
    Acquisition of businesses                                                                        150         (2,071)
    Issuance of notes receivable                                                                                    (33)
    Other                                                                                                           108
    Net cash used in discontinued operations                                                         (20)
                                                                           ---------------------------------------------
                  Net cash used in investing activities                               (77)          (113)        (2,413)
                                                                           ---------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of borrowings of notes and capital lease obligation                     767         (3,851)        (2,815)
    Repayment of term loan facility                                                (1,568)        (1,363)           (87)
    Issuance of Notes Payable                                                       1,500
    (Decrease) Increase in book overdraft                                            (753)          (338)         2,580
    Debt Financing Costs                                                              (67)           (87)          (520)
    Issuance of common and preferred stock, net of issuance costs of $358             185          1,157            758
    Borrowings under new credit facility                                              800          1,838          1,416
    Issuance of Convertible Notes and Warrants                                        590
    Net cash provided by (used in) discontinued operations                         (4,405)         3,094           (133)
                                                                           ---------------------------------------------
                   Net cash (used in) provided by financing activities             (2,951)           450          1,199
                                                                           ---------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                       499            (42)          (735)

CASH, BEGINNING OF YEAR                                                               543            585          1,320
------------------------------------------------------------------------------------------------------------------------

CASH, END OF YEAR                                                            $      1,042    $       543    $       585
------------------------------------------------------------------------------------------------------------------------



                 See notes to consolidated financial statements
                                       F-6

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
(Continued)


SUPPLEMENTAL DATA:
Supplemental disclosure of cash flow information:
     Interest Paid                                                        $     2,844    $    2,490    $   2,081
     Taxes Paid                                                           $       100    $       43    $      71

Supplemental schedule of noncash investing and financing activities:
     Fair value of assets acquired                                        $         -    $        -    $   3,041
     Notes issued in connection with acquisition of businesses            $         -    $        -    $     970
                                                                      -------------------------------------------
     Net cash paid                                                        $         -    $        -    $   2,071
                                                                      ===========================================
     Shares issued for future services                                    $        50    $        -    $       -
     Fixed assets acquired through capital leases                         $         -    $        -    $      97
     Dividends                                                            $        70    $       67    $       -
-----------------------------------------------------------------------------------------------------------------




                 See notes to consolidated financial statements
                                       F-7

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

Goodwill and other intangibles are as follows:


Goodwill and other Intangibles
-------------------------------------------------------------------------------------------------------------------
                                                February 28, 2005            February 29, 2004
                                          Gross Carrying  Accumulated   Gross Carrying  Accumulated    Amortization
                                              Amount      Amortization      Amount      Amortization      Period
                                        ---------------------------------------------------------------------------
Goodwill                                    $    5,397       $      -      $   6,724        $     -         none
Covenants not to compete                           500            235            600            221             10
Other intangibles                                  674            323            844            226           3-10
                                        ------------------------------------------------------------
  Subtotal                                       6,571            558          8,168            447           3-10
Included in assets held for sale                28,415          1,965         32,258          1,300           5-10
                                        ------------------------------------------------------------
                                            $   34,986       $  2,523      $  40,426        $ 1,747
                                        ============================================================


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

Estimated amortization expense for the next four fiscal years is as follows:

                        -------------------------------
                              Amortization Expense
                        -------------------------------
                           2006                 $ 203
                        -------------------------------
                           2007                   203
                        -------------------------------
                           2008                   145
                        -------------------------------
                           2009                    65
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

Office Closings and Restructure Charges

For fiscal 2005 the Company recorded a goodwill impairment in the amount of $1,431 excluding the write off which resulted form the sale of the AllCare Nursing business, discussed in note 3. In the third quarter of fiscal 2004 the Company recorded a charge associated with the closing of certain offices in the amount of $2,589. The components of the charges are as follows:


----------------------------------- ---------------------- ------------------------
              Components               February 28, 2005      February 29, 2004
----------------------------------- ---------------------- ------------------------
Write-off of fixed assets                                           $892
----------------------------------- ---------------------- ------------------------
Write-off of related goodwill               $1,431                   889
----------------------------------- ---------------------- ------------------------
Severance costs and other benefits                                   608
----------------------------------- ---------------------- ------------------------
Other exit costs                                                     200
----------------------------------- ---------------------- ------------------------
 Total restructuring charge                 $1,431                 $2,589
----------------------------------- ---------------------- ------------------------


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

Stock Based Compensation

The Company applies the intrinsic value method in accounting for its stock-based compensation. Had the Company measured compensation under the fair value method for stock options granted, the Company's net loss and net loss per share, basic and diluted, would have been as follows:


                                                                       Fiscal Year Ended
--------------------------------------------------------------------------------------------------------------
                                                   February 28, 2005   February 29, 2004   February 28, 2003
                                                  ------------------------------------------------------------
Net loss, as reported                                $        (10,404)     $       (6,180)     $       (2,833)
Less:  Fair value method of stock based
 compensation, net of tax                                      (1,014)               (384)                (59)
                                                  ------------------------------------------------------------
Net loss, pro forma                                  $        (11,418)     $       (6,564)     $       (2,892)
                                                  ============================================================

Basic net loss per share as reported                 $          (0.42)     $        (0.25)     $        (0.12)
Proforma basic net loss income per share             $          (0.45)     $        (0.27)     $        (0.12)
Diluted net loss per share as reported               $          (0.42)     $        (0.25)     $        (0.12)
Proforma diluted net loss income per share           $          (0.45)     $        (0.27)     $        (0.12)
--------------------------------------------------------------------------------------------------------------


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

The components of Assets and Liabilites Held For Sale for fiscal 2004 and 2005 are presented in the chart below:


---------------------------------------- ------------------- --------------------
                                          February 28, 2005   February 29, 2004
---------------------------------------- ------------------- --------------------
Assets Held For Sale
----------------------------------------
Accounts receivable net                      $ 10,464              $ 15,956
---------------------------------------- ------------------- --------------------
Prepaid expenses                                  103                    11
---------------------------------------- ------------------- --------------------
Fixed Assets                                       41                    63
---------------------------------------- ------------------- --------------------
Intangibles                                     4,761                 5,426
---------------------------------------- ------------------- --------------------
Goodwill                                       21,689                25,532
---------------------------------------- ------------------- --------------------
Other assets                                       40                    37
---------------------------------------- ------------------- --------------------
Deferred income taxes                                                (1,493)
---------------------------------------- ------------------- --------------------
       Total Assets Held For Sale            $ 37,098              $ 45,532
---------------------------------------- ------------------- --------------------

Liabilities Held For Sale
----------------------------------------
Accounts payable                             $    231              $    135
---------------------------------------- ------------------- --------------------
Accrued expenses                                  685                   186
---------------------------------------- ------------------- --------------------
Due under bank Financing                       11,185                16,064
---------------------------------------- ------------------- --------------------
Notes payable                                  21,667                21,193
---------------------------------------- ------------------- --------------------
      Total Liabilities Held for Sale        $ 33,768              $ 37,578
---------------------------------------- ------------------- --------------------

Net Assets Held For Sale                     $  3,330              $  9,447
---------------------------------------- ------------------- --------------------


Revenue and Pretax Income (loss) for discontinued operations for fiscal 2005, 2004 and 2003 is presented in the chart below:


------------------------------- ------------------- ------------------- -------------------
                                 February 28, 2005   February 29, 2004   February 28, 2003
------------------------------- ------------------- ------------------- -------------------
Revenue                            $    37,373         $     49,191          $    49,843
------------------------------- ------------------- ------------------- -------------------
Pre Tax (loss) income              $    (1,945)        $      1,692          $     2,177
------------------------------- ------------------- ------------------- -------------------



Interest expense included in discontinued operations is $2,253, $2,288 and $2,127 for fiscal year end February 28, 2005, February 29, 2004 and February 28, 2003 respectively.

5.   Fixed Assets
Fixed assets consist of the following:


------------------------------------------------------------------------------------------------------
                                               Estimated Useful    February 28,        February 29,
                                                Life in Years         2005                2004
------------------------------------------------------------------------------------------------------
Computer equipment and software                     3 to 5           $   810          $   1,395
Office equipment, furniture and fixtures              5                   69                215
Leasehold improvements                                5                  154                191
                                                                  ------------------------------------
                                                                       1,033              1,801
Less: accumulated depreciation
   and amortization                                                      583              1,016
                                                                  ------------------------------------
Total                                                                $   450          $     785
                                                                  ====================================


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


6.   Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

---------------------------------------------------------------------------
                                                 February 28,   February 29,
                                                     2005           2004
---------------------------------------------------------------------------

Prepaid workers compensation expense              $   3,398     $   3,946
Other                                                 1,018           743
                                               ----------------------------
Total                                             $   4,416     $   4,689
                                               ============================


7.   Accrued Expenses

Accrued expenses consist of the following:

-------------------------------------------------------------------
                                       February 28,    February 29,
                                           2005            2004
-------------------------------------------------------------------
Payroll and related taxes               $      939       $   2,111
Accrued licensee payable                       998           1,076
Insurance accruals                           2,173           2,264
Interest payable                                23              20
Other                                        1,298             811
                                   --------------------------------
Total                                   $    5,431       $   6,282
                                   ================================

8.   Financing Arrangements

Debt financing payable consists of the following:

--------------------------------------------------------------------------
                                        February 28,     February 29,
                                            2005             2004
--------------------------------------------------------------------------
Financing Agreement                     $    9,660         $   9,478
                                                 -                 -
      Less: current portion                      -                 -
                                   ---------------------------------------

Total                                   $    9,660         $   9,478
--------------------------------------------------------------------------

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

(b) Annual maturities of debt financing payable discussed above are as follows:

             ------------------------------------------------------
                     2008                       9,660

                                          ------------
                    Total                   $   9,660
                                          ============
             ------------------------------------------------------

9.   Notes and Guarantee Payable

Notes and guarantee payable consist of the following:

-------------------------------------------------------------------------------
                                               February 28,    February 29,
                                                   2005            2004
-------------------------------------------------------------------------------
Notes payable to DSS and DSI (a)               $   8,100         $ 8,100
Other (b)                                            803             803
Notes from related parties (c)                     1,500
Convertible debentures (d)                         1,260               -
Guarantee of TLCS liability (e)                        -           2,293
                                        ---------------------------------------
                                                  11,663          11,196
      Less: current portion                        2,814             725
                                        ---------------------------------------
                                               $   8,849        $ 10,471
                                        ---------------------------------------
Liabilities Held for Sale                      $  21,688        $ 21,193

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


(f) Annual maturities of notes payable discussed above are as follows:


              ----------------------------------------------------
                  2005                                  $   2,814
                  2006                                        720
                  2007                                         29
                  2008                                          0
                  2009                                          0
                  Thereafter                                8,100
                                                       ----------
                  Total                                 $  11,663
                                                       ==========
              ----------------------------------------------------

10.  Income Taxes

The provision (benefit) for income taxes consists of the following:


-------------------------------------------------------------------------------------------------------------------
                                                                              Fiscal Year Ended
-------------------------------------------------------------------------------------------------------------------
                                                   February 28, 2005     February 29, 2004      February 28, 2003
-------------------------------------------------------------------------------------------------------------------
Current:
     Federal                                             $     -                 $     -             $      -
     State                                                    39                      55                   40
                                                 ------------------------------------------------------------------
                                                              39                      55                   40
                                                 ------------------------------------------------------------------
Deferred
     Federal                                               3,477                     836               (2,686)
     State                                                                            47                 (170)
                                                 ------------------------------------------------------------------
                                                           3,477                     883               (2,856)
                                                 ------------------------------------------------------------------

Total income tax provision (benefit) expense             $ 3,516                 $   938             $ (2,816)
                                                 ==================================================================


A reconciliation of the differences between income taxes computed at the federal statutory rate and the provision (benefit) for income taxes as a percentage of pretax income from continuing operations for each year is as follows:



----------------------------------------------------------------------------------------
                                                    2005            2004           2003
----------------------------------------------------------------------------------------
Federal statutory rate                            (34.0%)         (34.0%)        (34.0%)
State and local income taxes, net                   1.6%            0.7%
   of federal income tax benefit                                                  (2.1%)
Valuation allowance increase (decrease)           103.3%           48.1%              -
Other                                               0.2%           (3.4%)           .1%
----------------------------------------------------------------------------------------
Effective rate                                     71.1%           13.5%         (36.0%)
----------------------------------------------------------------------------------------



The Company's net deferred tax assets are comprised of the following:


----------------------------------------------------------------------------------
                                           February 28, 2005    February 29, 2004
----------------------------------------------------------------------------------
Current:
     Allowance for doubtful accounts           $      608           $      295
     Accrued expenses                               1,007                1,219
                                        ------------------------------------------
                                                    1,615                1,514
                                        ------------------------------------------
    Valuation allowance                            (1,615)              (1,514)
                                        ------------------------------------------
                                                        -                    -
                                        ------------------------------------------
Non-current:
     Revenue recognition                                -                   16
     Net operating loss carryforward                6,048                3,566
     Depreciation and amortization                    542                  856
     TLCS guarantee                                     -                  916
                                        ------------------------------------------
                                                    6,590                5,354
                                        ------------------------------------------
    Valuation allowance                            (6,590)              (1,877)
                                        ------------------------------------------
                                               $        -           $    3,477
                                        ==========================================
----------------------------------------------------------------------------------

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

11.  Commitments and Contingencies

Lease Commitments:

Future minimum rental payments under noncancelable operating leases relating to office space and equipment rentals that have an initial or remaining lease term in excess of one year as of February 28, 2005 are as follows:

               -------------------------------------------------
                    Year Ending February 28,

                           2006                     $ 1,005
                           2007                         782
                           2008                         690
                           2009                         504
                           2010                         463
                        Thereafter                      397
                                                -----------
               Total minimum lease payments         $ 3,841
                                                ===========
               -------------------------------------------------


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

Information regarding the Company's stock option activity is summarized below:

--------------------------------------------------------------------------------------------------------------
                                                    Stock Option                          Weighted-Average
                                                       Activity         Option Price       Exercise Price
                                                  -------------------  -------------   -----------------------
Options outstanding as of February 28, 2002                5,136,182    $.25 - $1.02          $0.59
 Granted                                                      45,000    $.85 - $2.40          $1.46
 Exercised                                                  (103,333)   $.50 - $.56           $0.50
 Terminated                                                   (6,667)       $.56              $0.56
                                                  ------------------
Options outstanding as of February 28, 2003                5,071,182    $.25 - $2.40          $0.59
 Granted                                                   3,916,382    $.59 - $.79           $0.60
 Exercised                                                   (56,500)   $.23 - $.50           $0.30
 Terminated                                               (4,304,182)   $.50 - $2.40          $0.57
                                                  ------------------
Options outstanding as of February 29, 2004                4,626,882    $.25 - $2.40          $0.63
 Granted                                                           -         -                  -
 Exercised                                                         -         -                  -
 Terminated                                                        -         -                  -
                                                  ------------------
Options outstanding as of February 28, 2005                4,626,882    $.25 - $2.40          $0.63
                                                  ==================
--------------------------------------------------------------------------------------------------------------

Included in the outstanding options are 400,000 NQSOs which were exercisable at February 28, 2005.

The following table summarizes information about stock options outstanding at February 28, 2005:

--------------------------------------------------------------------------------------------------------------------
                                Options Outstanding                                     Options Exercisable
--------------------------------------------------------------------------------------------------------------------
                                        Weighted-Average                                                   Weighted
                                            Remaining               Weighted                                Average
  Range of                  Number       Contractual Life            Average               Number          Exercise
Exercise Prices          Outstanding        (In Years)            Exercise Price        Exercisable         Price
--------------------------------------------------------------------------------------------------------------------
$.25 to $.58                   245,500           4.4                       $0.41            207,866          $0.39


       $0.59                 3,811,382           8.8                       $0.59            563,666          $0.59

$.60 to $2.40                  570,000           6.3                       $1.00            515,833          $1.03
--------------------------------------------------------------------------------------------------------------------
                             4,626,882          8.43                       $0.63          1,287,365          $0.79
                      ==============================================================================================

--------------------------------------------------------------------------------------------------------------------


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

------------------------------------ --------------------- --------------------- ---------------------
                                          Year Ended            Year Ended            Year Ended
                                      February 28, 2005     February 29, 2004     February 28, 2003
------------------------------------ --------------------- --------------------- ---------------------
         Company Service Revenue              $17,693               $24,720               $27,748
------------------------------------ --------------------- --------------------- ---------------------
         Licensee Service Revenue             $50,244               $56,490               $71,129
------------------------------------ --------------------- --------------------- ---------------------
         Total Revenue                        $67,937               $81,210               $98,877
------------------------------------ --------------------- --------------------- ---------------------
         Company Service Costs                $13,135                17,506               $19,793
------------------------------------ --------------------- --------------------- ---------------------
         Licensee Service Costs               $41,597               $45,699               $56,992
------------------------------------ --------------------- --------------------- ---------------------
         Total Service Costs                  $54,732               $63,205               $76,785
------------------------------------ --------------------- --------------------- ---------------------
         Company General and
         administrative costs                 $11,068               $12,605               $15,819
------------------------------------ --------------------- --------------------- ---------------------
         Licensee Royalty                     $5,965                $ 6,602               $ 8,913
------------------------------------ --------------------- --------------------- ---------------------
         Total General and
         administrative costs                 $17,033               $19,207               $24,732
------------------------------------ --------------------- --------------------- ---------------------


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


16.    Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for Fiscal 2005 and 2004 are as follows (in thousands, except per share data) restated to reflect the AllCare Nursing business as Discontinued Operations.:

------------------------------------------------------------------------------------------------------------------------------
Year ended February 28, 2005                           First Quarter   Second Quarter    Third Quarter       Fourth Quarter
------------------------------------------------------------------------------------------------------------------------------
Total revenues                                               $18,683        $ 17,571        $ 16,000              $ 15,683
                                                       -----------------------------------------------------------------------

Net loss available to common stockholders on
continuing operations                                        $  (476)       $   (668)       $ (1,241)             $ (6,144)
                                                       =======================================================================

Net income (loss) available to common stockholders on
Discontinued Operations                                      $   421        $    403        $    (74)             $ (2,695)(2)
                                                       -----------------------------------------------------------------------

Total Net loss available to common stockholders              $   (55)       $   (265)       $ (1,315)(1)          $ (8,839)(2)
                                                       -----------------------------------------------------------------------

Basic and diluted (loss) earnings  per share
Loss from continuing operations                              $ (0.02)       $  (0.03)       $  (0.05)             $  (0.24)
                                                       =======================================================================

Income (loss) from discontinued operations                   $  0.02        $   0.02        $  (0.01)             $  (0.11)
                                                       =======================================================================

Net loss per common share-basic and diluted                  $     -        $  (0.01)       $  (0.06)             $  (0.35)
                                                       =======================================================================


------------------------------------------------------------------------------------------------------------------------------
Year ended February 29, 2004                           First Quarter   Second Quarter    Third Quarter       Fourth Quarter
------------------------------------------------------------------------------------------------------------------------------
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
                                                       =======================================================================

------------------------------------------------------------------------------------------------------------------------------


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

ATC HEALTHCARE, INC. AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

-------------------------------------------------------------------------------------------------------------------------
                                                                               Fiscal Year Ended
                                                       -----------------------------------------------------------------
                                                        February 28, 2005     February 29, 2004     February 28, 2003
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance, beginning of period                                        $   276                 $ 819                $  714

Additions charged to costs and expenses                                 430                     7                   629

Deductions                                                             (242)                 (550)                 (524)
                                                       -----------------------------------------------------------------

Balance, end of period                                              $   464                 $ 276                $  819
                                                       =================================================================

Included in assets held for sale                                    $ 1,397                 $ 461                $  965
                                                       =================================================================

-------------------------------------------------------------------------------------------------------------------------
Total                                                               $ 1,861                 $ 737                $1,784
                                                       =================================================================

-------------------------------------------------------------------------------------------------------------------------

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ------------------------------------------------
                ACCOUNTING AND FINANCIAL
                ------------------------




 DISCLOSURE
 ----------

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

Dated:  September 26, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     SIGNATURE                                 TITLE                        DATE
     ---------                                 -----                        ----

/S/ DAVID SAVITSKY                    Chief Executive Officer              September 26, 2005
-----------------------------         (Principal Executive
David Savitsky                        Officer) and Director


/S/  ANDREW REIBEN                    Senior Vice President, Finance,      September 26, 2005
-----------------------------         Chief Financial Officer and
Andrew Reiben                         Treasurer (Principal Financial and
                                      Accounting Officer)


/S/  STEPHEN SAVITSKY                 President and Chairman of the        September 26, 2005
-----------------------------         Board
Stephen Savitsky


         *                            Director                             September 26, 2005
-----------------------------
Bernard J. Firestone, Ph. D.

         *                            Director                             September 26, 2005
----------------------------
Jonathan Halpert, Ph. D.

         *                            Director                             September 26, 2005
----------------------------
Martin Schiller



*By:  /S/  DAVID SAVITSKY
----------------------------
David Savitsky
Attorney-in-Fact