Form 10-Q
period 2005-08-31
ATC HEALTHCARE INC /DE/
filed 2005-10-17
CIK 720480

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED AUGUST 31, 2005, OR

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

The number of shares of Class A Common Stock and Class B Common Stock outstanding on October 7, 2005 were 30,439,273 and 190,817 shares, respectively.

                      ATC HEALTHCARE, INC. AND SUBSIDIARIES


                                      INDEX




                                                                                       PAGE NO.
                                                                                       --------

PART I.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets
          August 31, 2005 (unaudited) and February 28, 2005                               3

          Condensed Consolidated Statements of Operations (unaudited)
          Three and six months ended August 31, 2005 and 2004                             4

          Condensed Consolidated Statements of Cash Flows (unaudited)
          Six months ended August 31, 2005 and 2004                                       5

          Notes to Condensed Consolidated Financial Statements (unaudited)             6-11

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                               12-22

ITEM 3.   QUANTITATIVE AND QUALITATIVE DESCRIPTION
          OF MARKET RISK                                                                 23

ITEM 4.   CONTROLS AND PROCEDURES                                                        23

PART II.  OTHER INFORMATION                                                              24

ITEM 1.   LEGAL PROCEDINGS                                                               25

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                            25

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                               24

PART I.  FINANCIAL INFORMATION
ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
                                                                           August 31, 2005     February 28, 2005
                                                                            (Unaudited)
                                                                        -------------------- --------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                        $ 697              $ 1,042
     Accounts receivable, less allowance
          for doubtful accounts of $255
          and $461, respectively                                                     10,915               10,022
     Prepaid expenses and other current assets                                        5,917                4,416
     Current assets held for sale                                                         -               10,567
                                                                        -------------------- --------------------
               Total current assets                                                  17,529               26,047

Fixed assets, net                                                                       278                  450
Intangibles                                                                             502                  616
Goodwill                                                                              5,397                5,397
Other assets                                                                          1,158                1,268
Non-current assets held for sale                                                          -               26,531
                                                                        -------------------- --------------------
      Total assets                                                                  $24,864              $60,309
                                                                        ==================== ====================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
     Accounts payable                                                                $2,035               $2,170
     Accrued expenses                                                                 5,466                5,431
     Book overdraft                                                                     925                1,489
     Current portion due under bank financing                                             -                9,660
     Current portion of notes and convertible debt payable                            2,661                2,814
     Current liabilities held for sale                                                    -               12,660
                                                                        -------------------- --------------------
               Total current liabilities                                             11,087               34,224

Notes  and convertible debt payable                                                     376                8,849
Due under bank financing                                                              9,947                    -
Other liabilities                                                                       192                  177
Non-current liabilities held for sale                                                                     21,108
                                                                        -------------------- --------------------
      Total liabilities                                                              21,602               64,358
                                                                        -------------------- --------------------

Commitments and contingencies

Convertible Series A Preferred Stock ($.01 par value
  4,000 shares authorized, 2,000 shares issued and
  outstanding at May 31, 2005 and February 28, 2005, respectively)                    1,172                1,137
                                                                        -------------------- --------------------

STOCKHOLDERS' EQUITY (DEFICIENCY):
Convertible Series B Preferred Stock -$1.00 par value ; 10,000 shares authorized 4,050 shares issued and outstanding; liquidation value of
$2,000 per share ($8,100)                                                                 4
Class A Common Stock - $.01 par value;
   75,000,000 shares authorized; 30,439,383 and 26,581,437
   shares issued and outstanding at August 31, 2005
   and February 28,  2005, respectively                                                 304                  266
Class B Common Stock - $.01 par value;
   1,554,936 shares authorized; 190,317 and 190,417
   shares issued and outstanding at May 31, 2005
   and February 28, 2005, respectively                                                    2                    2
Additional paid-in capital                                                           23,792               14,638
Accumulated deficit                                                                (22,012)             (20,092)
                                                                        -------------------- --------------------
      Total stockholders' equity (deficiency)                                         2,090              (5,186)
                                                                        -------------------- --------------------
      Total liabilities and stockholders' equity (deficiency)                       $24,864              $60,309
                                                                        ==================== ====================

                                     See notes to condensed consolidated financial statements.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)
                                                                            For the Three Months             For the Six Months
                                                                                     Ended       (unaudited)       Ended

                                                                           August 31,      August 31,     August 31,   August 31,
                                                                              2005            2004           2005         2004
                                                                         -------------- --------------- -------------- -----------
REVENUES:
     Service revenues                                                          $17,932         $17,571        $34,942     $36,254
                                                                         -------------- --------------- -------------- -----------
COSTS AND EXPENSES:
     Service costs                                                             $13,691         $13,825         26,911      27,819
     General and administrative expenses                                         3,936           4,340          7,853       8,761
     Depreciation and amortization                                                 127             164            285         332
                                                                         -------------- --------------- -------------- -----------
        Total operating expenses                                                17,754          18,329         35,049      36,912
                                                                         -------------- --------------- -------------- -----------

 INCOME (LOSS) FROM OPERATIONS                                                     178            (758)          (107)       (658)
                                                                         -------------- --------------- -------------- -----------

INTEREST AND OTHER EXPENSES (INCOME):
     Interest expense, net                                                         710             555          1,241       1,101
     Other expense (income), net                                                   (63)           (689)           (87)       (701)
                                                                         -------------- --------------- -------------- -----------
       Total interest and other expenses (income)                                  647            (134)         1,154         400
                                                                         -------------- --------------- -------------- -----------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                               (469)           (624)        (1,261)     (1,058)

INCOME TAX PROVISION (BENEFIT)                                                      25            (149)            50        (300)
                                                                         -------------- --------------- -------------- -----------

LOSS FROM CONTINUING OPERATIONS                                                   (494)           (475)        (1,311)       (758)
                                                                         -------------- --------------- -------------- -----------

DISCONTINUED OPERATIONS:
(LOSS) INCOME FROM DISCONTINUED OPERATIONS

NET OF TAX PROVISION FOR THE THREE MONTHS OF $0  IN 2005 AND
$176 in  2004 AND FOR THE SIX MONTHS OF $0 AND $352  RESPECTIVELY                   --             227           (577)        472
                                                                         -------------- --------------- -------------- -----------

NET LOSS                                                                          (494)           (248)        (1,888)       (286)
                                                                         -------------- --------------- -------------- -----------

Dividends accreted to Preferred Shareholders                                        17              17             34          34
                                                                         -------------- --------------- -------------- -----------

NET LOSS  ATTRIBUTABLE TO COMMON SHAREHOLDERS                                     (511)           (265) $      (1,922) $     (320)
                                                                         ============== =============== ============== ===========

(LOSS) INCOME EARNINGS PER SHARE:

(LOSS) FROM CONTINUING OPERATIONS:
(LOSS) PER COMMON SHARE- BASIC                                           $        (.02) $         (.02) $        (.05) $     (.03)
                                                                         ============== =============== ============== ===========
(LOSS)  PER COMMON SHARE - DILUTED                                       $        (.02) $         (.02) $        (.05) $     (.03)
                                                                         ============== =============== ============== ===========

(LOSS) INCOME FROM DISCONTINUED OPERATIONS:
(LOSS) INCOME PER COMMON SHARE-BASIC                                     $        (.00) $          .01  $        (.02) $      .02
                                                                         ============== =============== ============== ===========
(LOSS) INCOME PER COMMON SHARE - DILUTED                                 $        (.00) $          .01  $        (.02) $      .02
                                                                         ============== =============== ============== ===========

NET LOSS
(LOSS) PER COMMON SHARE-BASIC                                            $        (.02) $         (.01) $        (.07) $     (.01)
                                                                         ============== =============== ============== ===========
(LOSS) PER COMMON SHARE - DILUTED                                        $        (.02) $         (.01) $        (.07) $     (.01)
                                                                         ============== =============== ============== ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     Basic                                                                      29,674          24,925         28,585      24,918
                                                                         ============== =============== ============== ===========
     Diluted                                                                    29,674          24,925         28,585      24,918
                                                                         ============== =============== ============== ===========

                                        See notes to condensed consolidated financial statements.


ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED
 (In thousands)

                                                                                             For The Six Months
                                                                                                  Ended

                                                                                         August 31,      August 31,
                                                                                           2005             2004
                                                                                       --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
                 Net loss                                                                   $( 1,888)          $(285)
                 Income (loss) from discontinued operations                                    ( 577)            824
                                                                                       --------------   -------------
                 Net loss from continuing operations                                         ( 1,311)        (1,109 )

                 Adjustments to reconcile net loss to net cash
                  provided by (used in) operations:
                    Depreciation and amortization                                                294             347
                    Amortization of debt financing costs                                          48             144
                   Amortization of discount on convertible debenture                                              40
                    Provision for doubtful accounts                                             (209)            (47)
                    In kind interest                                                              56

                 Changes in operating assets and liabilities:
                    Accounts receivable                                                         (684)          2,162
                    Prepaid expenses and other current assets                                 (1,501)         (1,050)
                    Other assets                                                                 117            (609)
                    Accounts payable and accrued expenses                                          9            (944)
                    Other long-term liabilities                                                  (95)              -
                    Net cash provided (used in) discontinued operations                       (1,451)          5,918
                                                                                       --------------   -------------
                         Net cash provided by (used in) operating activities                  (4,727)          4,852
                                                                                       --------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                     Capital expenditures                                                         (8)            (65)
                     Net proceeds from sale of discontinued operations                         4,089
                                                                                       --------------   -------------
                         Net cash provided by (used in) investing activities                   4,081             (65)
                                                                                       --------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                       Net proceeds (repayments) of  Borrowings of notes
                        and
                        capital lease obligation                                                 806          (3,454)
                      Repayment of term loan facility                                                           (752)
                      Payment of debt issuance costs                                             (55)            (31)
                      (Decrease) increase in book overdraft                                     (564)           (759)
                      Borrowings under new credit facility                                                       455
                      Issuance of convertible notes and warrants                                  --             640
                      Net cash provided by discontinued operations                               114            (522)
                      Issuance of common and preferred stock                                                       8
                                                                                       --------------   -------------
                         Net cash provided by (used in) financing activities                     301          (4,415)
                                                                                       --------------   -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                            (345)            372

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 1,042             543

                                                                                       --------------   -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                        $697            $915
                                                                                       ==============   =============

Supplemental Data:
   Interest paid                                                                                $992          $1,505
                                                                                       ==============   =============
   Income taxes paid                                                                             $44             $52
                                                                                       ==============   =============
   Dividends                                                                                     $34             $35
                                                                                       ==============   =============
   Conversion of debt to common stock                                                         $1,111
                                                                                       ==============   =============
   Conversion of debt to preferred B                                                          $8,100
                                                                                       ==============   =============
   Forgiveness of debt                                                                       $17,344
                                                                                       ==============   =============

                                      See notes to condensed consolidated financial statements.


ATC HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Amounts in Thousands, Except Where Indicated Otherwise, and for Per Share Amounts)

1. BASIS OF PRESENTATION - The accompanying condensed consolidated financial statements as of August 31, 2005 and for the three and six months ended August 31, 2005 and 2004 are unaudited. In the opinion of management, all adjustments, consisting of only normal and recurring accruals necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented have been included. The condensed consolidated balance sheet as of February 28, 2005 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of ATC Healthcare, Inc. (the "Company") for the year ended February 28, 2005. Certain prior period amounts have been reclassified to conform with the August 31, 2005 presentation.

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

Results for the three and six month periods ended August 31, 2005 are not necessarily indicative of the results for the full year ending February 28, 2006.

2. LIQUIDITY -The Company has shown losses from operations for the past three years and until the conversion of $8.1 million of debt to Preferred B Stock on August 31, 2005 had a stockholders' deficiency. The Company at August 31, 2005 was not able to meet certain of its existing financial covenants under the revolving line of credit but has received a waiver for default of those covenants as of August 31,2005 from Healthco4-LLC. Management has a plan whereby they will continue to reduce costs while adding licensees, which it believes, will return the Company to profitability. If the Company's debt were to be classified as current, and was called by Healthco4-LLC, the Company might not be able to meet its obligations as they come due.

3. EARNINGS PER SHARE -Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding for the applicable period. Diluted earnings (loss) per share is computed using the weighted average number of common shares plus common equivalent shares outstanding, unless the inclusion of such common equivalent shares would be anti-dilutive. For the three and six months ended August 31, 2005, 11,452 and 11,461 common stock equivalents have been excluded from earnings per share and for the three and six months ended August 31, 2004, 8,353 and 7,652 common stock equivalents, respectively, have been excluded from the earnings per share calculation, as their inclusion would have been anti-dilutive.

4. PROVISION (BENEFIT) FOR INCOME TAXES - For the three months ended August 31, 2005 the Company recorded an expense for income taxes of $25 on a pretax loss of $469 as compared to an income tax benefit of $149 on a pretax loss of $624, for the three months ended August 31, 2004. For the six months ended August 31, 2005 the Company recorded an expense for income taxes of $50 on a pretax loss of $1,261 as compared to a tax benefit of $300 on a pretax loss of $1,058, for the six months ended August 31, 2004. The current provision consists entirely of state and local income taxes.

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

Revenue and Pretax Income (loss) for discontinued operations for the three and six months ended August 31, 2005 and 2004 is presented in the chart below:

                                     Three Months Ended                 Six Months Ended
                           August 31, 2005   August 31, 2004   August 31, 2005  August 31,2004
                           ---------------   ---------------   ---------------  --------------

Revenue                       $  --               $9,321            $5,480           $19,945
                              -----               ------            ------           -------

Pre Tax (loss) income         $  --               $  403              (577)          $  824
                              -----               ------            ------           -------

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

On October 14, 2005, an amendment to the $15 million revolving loan with HFG Healthco-4LLC was entered into modifying certain financial ratio covenants as of August 31, 2005 and waiving non-compliance of certain revolving loan covenants as of August 31, 2005.

As of August 31, 2005, the outstanding balance on the revolving credit facility was $9.9 million. At August 31, 2005 interest accrued at a rate per annum of 10.85% over LIBOR on the revolving credit .

7. NOTES AND CONVERTIBLE DEBENTURES PAYABLE - On May 25, 2005 the Company issued a Promissory Note to Cornell Capital Partners L.P. in the principal amount of $850. As was contemplated, the Note is to be repaid through issuances of Class A Common stock to Cornell Capital Partners under the Standby Equity Distribution Agreement between the Company and Cornell Capital Partners. The Company has placed a certificate evidencing shares of its class A Common Stock in escrow in connection with the Note and the Standby Equity Distribution Agreement, which are not deemed issued and outstanding until released form the escrow. As of August 31, 2005, the certificate evidenced 2,552,188 shares. As of August 31, 2005 $600 remained outstanding on this note

On February 18, 2005 the Company issued a Promissory Note to Cornell Capital Partners L.P. in the principal amount of $825. As was contemplated, the Note is to be repaid through Issuances of Class A Common stock to Cornell Capital Partners under the Standby Equity Distribution Agreement between the Company and Cornell Captial Partners. As of August 31, 2005 this note was paid in full.

On December 15, 2004 the Company entered into a $1.5 million 15% convertible subordinated note with the wife of one of the Executive officers of the Company. The Note bears interest at 15% per annum and matures on January 15, 2007. It is to be repaid in eight equal installments commencing April 15, 2005, subject to restrictions on the sources of such payment. As of August 31, 2005 the Company has made one payment of $250 on the note. At the option of the holder, all or a portion of the note may be converted at any time, plus accrued but unpaid interest, into shares of Class A Common Stock at a per share price equal to $0.38 cents per share which is equal to the average of the five days closing bid price up to December 15, 2004.

In April 2004 the Company issued $500 of Convertible Notes due April 2, 2005 and warrants to purchase $250,000 shares of Class A common stock at $0.75 per share. The Convertible Notes do not bear interest and are to be repaid in Common Stock of the Company priced at the effective price at which Common Stock or securities convertible into Common Stock of the Company was sold between October 2, 2004 and April 2, 2005. As of August 31, 2005 the Company was in the process of causing Common Stock priced at $0.27 per share to be issued to repay the Notes. As of October 2005 the shares have been issued.

For financial reporting purposes the warrants were accounted for as a liability. The fair value of the warrants which amounted to $95 on the date of grant was recorded as a reduction to the April Maturity Notes. The warrant liability has been included with other liabilities on the balance sheet.

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

The Company pays a monthly distribution or commission to its domestic licensees based on a defined formula of gross profit generated. Generally, the Company pays a licensee approximately 55% (60% for certain licensees who have longer relationships with the Company). There is no payment to the licensees based solely on revenues. For the three months ended August 31, 2005 and 2004, total licensee distributions were approximately $1.9 million and $1.6 million respectively, and for the six months ended August 31, 2005 and 2004 total licensee distributions were approximately $3.6 million and $3.0 million respectively, and are included in the general and administrative expenses.

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

Revenues generated from the sales of licensees and initial licensee fees are recognized upon signing of the licensee agreement, if collectibility of such amounts is reasonably assured, since the Company has performed substantially all of its obligations under its licensee agreements by such date. Included in revenues for the six months ended August 31, 2005 and 2004 is $0 and $851 of licensee fees.


9. LICENSEE SALES

The Company includes in its service revenues, service costs and general and administrative costs, revenues and costs associated with its Licencees. Summarized below is the detail associated with the above discussed items for the three and six months ended August 31, 2005 and 2004 respectively.


                             Three Months            Three Months             Six Months             Six Months
                                 Ended                   Ended                   Ended                  Ended
                            August 31, 2005        August 31, 2004         August 31, 2005        August 31, 2004

Company Service Revenue       $  4,162                $   4,322                $  7,711               $ 10,387

Licensee Service Revenue      $ 13,770                $  13,249                $ 27,231               $ 25,867

Total Revenue                 $ 17,932                $  17,571                $ 34,942               $ 36,254

Company Service Costs
                              $  2,494                $   3,141                $  5,024               $  6,744

Licensee Service Costs        $ 11,197                $  10,684                $ 21,887               $ 21,075

Total Service Costs           $ 13,691                $  13,825                $ 26,911               $ 27,819

Company General and
administrative costs          $  2,086                $   2,756                $  4,261               $  5,751

Licensee Royalty              $ 1,850                 $   1,584                $  3,592               $  3,010

Total General and
administrative costs          $ 3,936                 $   4,340                $  7,853               $  8,761

In August 2004 The Company settled various disputes with its Atlanta Licensee by selling its Franchise rights to the Licensee for $875. The purchase price is evidenced by a note which is payable over 60 months at an interest rate of 4.75%. In addition, various other issues which were being disputed through litigation with the licensee were settled resulting in an amount to be paid to the Licensee of $200, various amounts owed to the Company of $61 were extinguished and an offset to the note in the amount of $170. The note due to the Company, which is guaranteed by the Licensee, is reflected in notes receivable and the amount to be paid to the Licensee is reflected in accrued expenses. The Company recorded in other income the net amount of $444.

 10. GOODWILL - On March 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Intangible Assets" (SFAS 142). SFAS 142 includes requirements to annually test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, the Company no longer amortizes goodwill and indefinite lived intangibles.


11. CONTINGENCIES -The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of business. Management believes the disposition of these lawsuits will not have a material effect on its financial position, results of operations or cash flows.

12. RECENT ACCOUNTING PRONOUNCEMENTS-December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment" (SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in an entity's statement of income. The accounting provisions of SFAS 123R are effective for annual reporting periods beginning after June 15, 2005. The Company is required to adopt the provisions of SFAS 123R in the quarter ending May 31, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a material impact on the consolidated statements of operations and net income (loss) per share.

Management does not believe that any recently issued but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements

13. SHAREHOLDERS' EQUITY

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


(In thousands, except per share      For the three        For the three          For the six            For the six
data)                                 months ended        months ended          months ended           months ended
                                     August 31,2005      August 31,2004        August 31, 2005        August 31,2004

Net  income (loss) as reported          $ (494)             $ (248)              $ (1,888)               $ (286)

Less: Fair Value of Stock Based
Compensation net of Tax:                $  126              $  295               $    252                $  590

Pro forma net income (loss)             $ (620)             $ (543)              $ (2,140)               $ (876)

Basic net earnings (loss) per
share as reported                       $ (.02)             $ (.01)              $   (.07)               $ (.04)

Pro forma basic earnings (loss)
per share                               $ (.02)             $ (.02)              $   (.07)               $ (.03)

Diluted earnings (loss) per
share as reported                       $ (.02)             $ (.01)              $   (.07)               $ (.01)

Pro forma diluted earnings
(loss) per share                        $ (.02)             $ (.02)              $   (.07)               $ ( 04)


From time to time since November 2004 we have issued promissory notes to Cornell Capital Partners to evidence loans made to us by Cornell Capital Partners, the proceeds of which were used to fund our general working capital needs. It has been contemplated that those Notes will be repaid from the proceeds of sales of Class A Common Stock to Cornell Capital Partners under the Standby Equity Distribution Agreement. During the three months and six months ended August 31, 2005 we issued Cornell Capital Partners 1,913,523 and 3,857,846 shares under the Standby Equity Distribution Agreement and the Convertible Debenture for purchase prices between $0.18 and $0.36 per share. The proceeds from the sales under the Standby Equity Distribution Agreement were used to reduce our promissory note obligation to Cornell Capital Partners.

Series B Convertible Preferred Stock

         On August 31, 2005, the three subordinated promissory notes representing the remaining consideration due from the Company to the sellers of the Company's AllCare Nursing Services business (who are considered related parties) were converted into shares of the Company's Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock has a dividend rate of 5%, a liquidation preference of $2,000 per share and is convertible into Series A Common Stock at a conversion rate of $0.90 per share. The Company purchased that business in January 2002 and sold it on April 22, 2005 to an unrelated third party. Each of the three promissory notes was dated April 22, 2005, was in the principal amount of $2.7 million from two of the Company's subsidiaries, and was converted into 1,350 shares of Preferred Stock on the basis of one share for every $2,000.00 of principal amount. The Preferred Stock is held in rabbi trusts established by the Company for the benefit of the note holders.

         Under the terms of each trust, 664 shares will be released to the individual in installments on the third through the seventh anniversaries of August 31, 2005. The 686 shares remaining in each trust will be released to the individual on the earlier of the time immediately prior to the occurrence of a change in control of the Company, as defined in the trust agreement, or the tenth anniversary of September 1, 2005. The Company is obligated to use it's best efforts to register the common shares underlying the Series B Convertible Preferred Stock as they are released to each individual.

         On and after September 14, 2005, the Company sold $1,250,000 of its Convertible Notes due September 14, 2006 to l9 purchasers. Those notes were convertible into shares of the Company's Class A Common Stock and bore interest at the rate of 12 percent (12%) per year in shares of Common Stock, at the rate of $0.37 per share. Each Note was accompanied by a warrant to purchase one share of Common Stock for each four shares into which the Note was convertible. The warrants are exercisable at $0.60 per share for a period of five (5) years. The Company was obligated to register the shares into which the Notes were convertible as well as the shares subject to the warrants.

         By their terms, the Convertible Notes were converted into 3,397,260 shares of Common Stock on September 30, 2005, when the Company's registration statement became effective. There are 849,315 shares covered by the warrants.

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

Results of Operations

COMPARISON OF THREE MONTHS ENDED AUGUST 31, 2005 ("THE 2006 PERIOD") TO THE THREE MONTHS ENDED AUGUST 31, 2004 ("THE 2005 PERIOD")

TOTAL REVENUES: Total revenues for the three month period ended August 31, 2005 were $17.9 million, an increase of $0.4 million or 2.1% from total revenues of $17.5 million for the three months ended August 31, 2004. The Increase in revenues is due to the opening of five new licensees during the year and an increase in the Company's travel nurse business and firmness in the Companies per diem nurse business. The Company did not close any Company owned offices during the three months ended August 31, 2005. One office and one licensee was closed during the three months ended August 31, 2004. We continue to expect that the demand for nurses will return to prior levels. If revenues were to significantly decline, our ability to continue operations could be jeopardized.

Service costs were 76.3% and 78.7% for the three months ended August 31, 2005 and 2004 respectively. Service costs represent the direct costs of providing services to patients or clients, including wages, payroll taxes, travel costs, insurance costs, medical supplies and the cost of contracted services.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $3.9 million for the three months ended August 31, 2005 as compared to $4.3 million for the same period in 2004. General and administrative costs, expressed as a percentage of total revenues, was 21.9% for the three month period ended August 31, 2005 versus 24.7% for the three months ended August 31, 2004. The decrease in general and administrative costs in 2005 as a percentage of revenue is due to the reductions in back office staff.

INTEREST EXPENSE, NET: Interest expense, net for the three months ended August 31, 2005 was $710 as compared to $555 for the same period in the prior year. The increase in the period is primarily due to the interest costs associated with our term loan facility.

PROVISION (BENEFIT) FOR INCOME TAXES: For the three months ended August 31, 2005 the Company recorded an expense for income taxes of $25 on a pretax loss of $469 as compared to an income tax benefit of $149 on a pretax loss of $624, for the three months ended August 31, 2004. The current provision provides for state and local income taxes representing minimum taxes due to certain states.

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

AllCare Nursing had no operations during the three months ended August 31,2005 as the sale was consummated on April 22, 2005. For the three months ended August 31, 2004 All Care nursing had sales of $9.3 million and income from operations for the quarter of approximately $403.

COMPARISON OF SIX MONTHS ENDED AUGUST 31, 2005 ("THE 2006 PERIOD") TO THE SIX MONTHS ENDED AUGUST 31, 2004 ("THE 2004 PERIOD")

TOTAL REVENUES-Total revenues for the six month period ended August 31, 2005 were $34.9 million, a decrease of $1.3 million or 3.6% from total revenues of $36.3 million for the six months ended August 31, 2005. The reduction in revenue is primarily due to the sale of the Company's Atlanta franchisee which occurred in the second fiscal quarter of the Fiscal year ended February 28, 2005, as well as the closing of three company-owned and one additional franchise location during the prior fiscal year due to poor performance. The decline in revenue was offset from five new franchise locations as well as increases in revenue from the Company's Vendor on Premise, Pharmacy, and Travel Nurse programs. We are seeing an increase in the demand for temporary nurses. Until the demand for nurses returns to prior levels, we may continue our trend of losses. If revenues were to significantly decline, our ability to continue operations could be jeopardized. To offset the decline in its per diem nursing, we are actively recruiting new licensees of which five were opened during the six months ended August 31, 2005 as well as looking into other areas of revenue generation such as Vendor on Premise and Pharmacy staffing.

Service costs were 77.0% and 76.7% for the six months ended August 31, 2005 and 2004 respectively. Service costs represent the direct costs of providing services to patients or clients, including wages, payroll taxes, travel costs, insurance costs, medical supplies and the cost of contracted services.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $7.9 million for the six months ended August 31, 2005 as compared to $8.8 million for the same period in 2004. General and administrative costs, expressed as a percentage of total revenues, were 22.5% and 24.2% for the six months ended August 31, 2005 and 2004 respectively. The decrease in the 2005 period is the result of the reduction of back office staff.

INTEREST EXPENSE, NET: For the six months ended August 31, 2005 Interest expense, net was $1.2 million as compared to $1.1 million for the same period last year. The increase in the period is primarily due to increased interest rates associated with its revolving line of credit which increased during the second quarter of fiscal 2005.

PROVISION (BENEFIT) FOR INCOME TAXES: For the six months ended August 31, 2005 the Company recorded an expense for income taxes of $50 on a pretax loss of $1,261 as compared to a tax benefit of $300 on a pretax loss of $1,058, for the six months ended August 31, 2004. The current provision consists entirely of state and local income taxes.

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

AllCare Nursing had a loss from operations for the six months ended August 31, 2005 of approximately $.6 million. This compares to income from operations of approximately $.8 million for the six months ended August 31, 2004. Net sales for All Care nursing declined from $19.9 million for the 2004 period to $5.5 million for the 2005 period, or 72.4%. As the sale was consummated on April 22, 2005, the decrease was primarily due to the 2005 period representing approximately one quarter of the number of days comprising a normal six month reporting period. There was no gain or loss recorded on the sale of the AllCare Nursing business during the six months ended August 31, 2005.


Liquidity and Capital Resources

We fund our cash needs through various equity and debt issuances and through cash flow from operations. We generally pay our billable employees weekly for their services, and remit certain statutory payroll and related taxes as well as other fringe benefits. Invoices are generated to reflect these costs plus our markup.

Cash and Cash equivalents decreased by $345 as of August 31, 2005 as compared to February 29, 2005 as a result of cash used in operating activities of $4.7 million, Cash provided by investing activities of $4.1 million and cash provided by in financing activities of $301 million. Cash used in operating activities was primarily used to fund our workers compensation collateral account and our discontinued operations. Cash provided by investing activites was primarily from the sale of our AllCare Nursing division. Funds provided by financing activites was from the issuance of notes under our equity line of credit. .

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

On October 14, 2005, an amendment to the $15 million revolving loan with HFG Healthco-4LLC was entered into modifying certain financial ratio covenants as of August 31, 2005 and waiving non-compliance of certain revolving loan covenants as of August 31, 2005.

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

In April 2005 when we sold our AllCare Nursing business and extended our revolving credit line, we agreed with our lender, HFG Healthco-4 LLC, to develop new financial covenants to better reflect the Company after that sale. HFG Healthco-4 LLC at that time agreed to waive all defaults of our old financial covenants but required that we agree to mutually acceptable new covenants by June 30, 2005. The new financial covenants have been agreed on and an amendment to the loan agreement has been completed as of June 30, 2005, and $9.0 million of the current portion due under bank financing at February 28, 2005 has been changed to long-term.

Though we believe we will meet the new covenants we have negotiated with our lender HFG Healthco-4 LLC, it is possible if revenue declines or we cannot reduce our costs appropriately that we may violate the covenants. In the past when we have violated covenants we have been able to receive a waiver or amendment of those covenants from the lender HFG Healthco-4 LLC. If we are unable to receive a waiver then we would be in default of our lending agreement. It is likely that we will also use additional funds from the Standby Equity Distribution Agreement with Cornell Capital Partners, as available. We do not have sufficient capital to run our operations without a financing facility and would have to look to alternative means such as the sale of stock or the sale of certain assets to finance operations. There can be no assurance that additional financing will be available if required, or, if available, will be available on satisfactory terms. On April 19, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $5,000,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay us 97% of the lowest closing bid price of the common stock during the five consecutive trading days immediately following the notice date. Further, we have agreed to pay Cornell Capital Partners, L.P. 5% of the proceeds that we receive under the Standby Equity Distribution Agreement. The Agreement is subject to us maintaining an effective S-1 registration. In November 2004 the Securities and Exchange Commission declared the Company's S-1 Effective. During the three months and six months ended August 31, 2005 the Company issued Cornell Capital Partners 1,913,523 and 3,857,846 at sales prices of $0.18 to $0.36 per share. The Company received proceeds of $978 net of expenses from the sale of these securities. From time to time we have issued promissory notes to Cornell Capital Partners to evidence loans made to us by Cornell Capital Partners, the proceeds of which were used to fund our general working capital needs. The proceeds from these sales under the Standby Equity Distribution Agreement were used to repay the promissory notes due to Cornell Capital Partners.

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

As of August 28, 2005, we had $5.4 million of goodwill on our balance sheet, The goodwill represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. August 31, 2005, goodwill represented 25% of our total assets.

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

OUR ABILITY TO BORROW UNDER OUR CREDIT FACILITY MAY BE LIMITED.

We have an asset-based revolving credit line with HFG Healthco-4 LLC that until April 22, 2005 had a maximum borrowing amount of $35.0 million and subsequent to April 22, 2005 has a maximum borrowing amount of $15.0 million. As of August 31, 2005 and August 31, 2004 we had approximately $9.8 million and $21.8 million, respectively, outstanding under the revolving credit line with HFG Healthco-4 LLC with additional borrowing capacity of $176 and $0.0 , respectively. On April 22, 2005 we sold our AllCare Nursing business and applied approximately $13.0 million of the proceeds to repayment of our credit line. In connection with the transaction, the maximum amount of the credit line was reduced to $15.0 million and the credit line was extended until April 2008. Our ability to borrow under the credit facility is based upon, and thereby limited by, the amount of our accounts receivable. Any material decline in our service revenues could reduce our borrowing base, which could cause us to lose our ability to borrow additional amounts under the credit facility. In such circumstances, the borrowing availability under the credit facility may not be sufficient for our capital needs.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity: The Company's primary market risk exposure is interest rate risk. The Company's exposure to market risk for changes in interest rates relates to its debt obligations under its Facility described above. Under the Facility, the interest rate is 9.35% over LIBOR. At August 31, 2005, drawings on the Facility were $9.8 million. Assuming variable rate debt at August 31, 2005, a one point change in interest rates would impact annual net interest payments by $98,000. The Company does not use derivative financial instruments to manage interest rate risk.




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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - See Note 8 in PART I. - ITEM 1.
-----------------------------------------------------------

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
---------------------------------------------------------------------

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

On May 25, 2005, the Company issued a Promissory Note to Cornell Capital Partners L.P. in the principal amount of $850,000. As was contemplated, the Note is to be repaid through issuances of Class A Common stock to Cornell Capital Partners under the Standby Equity Distribution Agreement between the Company and Cornell Capital Partners. At May 31, 2005, $850,000 was outstanding on this Promissory Note. Proceeds from this advance will be used to fund general working capital needs. At August 31, 2005 $600,000 remained outstanding on this promissory note.

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

On and after September 14, 2005, the Company sold $1,250,000 of its Convertible Notes due September 14, 2006 to 19 purchasers. Those notes were convertible into shares of the Company's Class A Common Stock and bore interest at the rate of 12 percent (12%) per year in shares of Common Stock, at the rate of $0.37 per share. Each Note was accompanied by a warrant to purchase one share of Common Stock for each four shares into which the Note was convertible. The warrants are exercisable at $0.60 per share for a period of five (5) years. The Company was obligated to register the shares into which the Notes were convertible as well as the shares subject to the warrants.

         By their terms, the Convertible Notes were converted into 3,397,260 shares of Common Stock on September 30, 2005, when the Company's registration statement became effective. There are 849,315 shares covered by the warrants.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
----------------------------------------------------------

  (A) The Company held its annual meeting of Shareholders on September 7, 2005

  (B) The shareholders voted on and elected the following director as follows. There were no negative votes, abstentions, or broker non-votes as to this director.

           NOMINEE                     FOR                 WITHELD
      -----------------------------------------------------------------
      Stephen Savitsky             14,731,388              775,337

The following directors who were not up for election will continue in office:
                                            Martin Schiller
                                            David Savitsky
                                            Jonathan J. Halpert
                                            Bernard J. Firestone

ITEM 6.  EXHIBITS
-----------------

Exhibit No.                             Description
-----------                             -----------

   3.1           Certificate of Designation of 5% Convertible Series B Preferred
                 Stock

   4.1           Grantor Trust Agreement dated August 31, 2005

   4.2           Registration Rights Agreement dated August 31, 2005

   4.3           Form of Subscription Agreement and Letter of Investment Intent

   4.4           Form of Convertible Note dated September 12, 2005

   4.5           Form of Warrant to Purchase Shares of Class A Common Stock

   4.6           Form of Finder's Warrant to Purchase Shares of Class A Common
                 Stock

   4.7           Registration Rights Agreement dated September 14, 2005

   10.1 Agreement dated August 31, 2005, among the Company, Stuart Savitsky, Shabsi Schreier, and Steven Weiner

   31.1          Certification of CEO

   31.2          Certification of CFO

   32.1          Certification of CEO

   32.2          Certification of CFO

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: October 15, 2005                  ATC HEALTHCARE, INC.


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