Form 10-Q
period 2005-11-30
ATC HEALTHCARE INC /DE/
filed 2006-01-17
CIK 720480

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2005, OR

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

The number of shares of Class A Common Stock and Class B Common Stock outstanding on December 21, 2005 were 35,868,790 and 187,658 shares, respectively.

                      ATC HEALTHCARE, INC. AND SUBSIDIARIES


                                      INDEX



                                                                        PAGE NO.
                                                                        --------


PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets November 30, 2005
     (unaudited) and February 28, 2005                                         3

     Condensed Consolidated Statements of Operations (unaudited)
     Three and nine months ended November 30, 2005 and 2004                    4

     Condensed Consolidated Statements of Cash Flows (unaudited)
     Nine months ended November 30, 2005 and 2004                              5

     Notes to Condensed Consolidated Financial Statements (unaudited)       6-11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                          12-22

ITEM 3. QUANTITATIVE AND QUALITATIVE DESCRIPTION OF MARKET RISK               23

ITEM 4. CONTROLS AND PROCEDURES                                               23

PART II. OTHER INFORMATION                                                    24

ITEM 1. LEGAL PROCEEDINGS                                                     24

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   24

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      25

PART I. FINANCIAL INFORMATION

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                         November 30, 2005     February 28, 2005
                                                                        -----------------------------------------
                                                                           (Unaudited)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                  $    377              $ 1,042
    Accounts receivable, less allowance
     for doubtful accounts of $257
     and $461, respectively                                                      11,245               10,022
    Prepaid expenses and other current assets                                     5,832                4,416
    Current assets held for sale                                                      -               10,567
                                                                        -----------------------------------------
        Total current assets                                                     17,454               26,047

Fixed assets, net                                                                   185                  450
Intangibles                                                                         452                  616
Goodwill                                                                          5,397                5,397
Other assets                                                                      1,200                1,268
Non-current assets held for sale                                                      -               26,531
                                                                        -----------------------------------------
        Total assets                                                            $24,688              $60,309
                                                                        =========================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY )
CURRENT LIABILITIES:
    Accounts payable                                                           $  1,721               $2,170
    Accrued expenses                                                              5,737                5,431
    Book overdraft                                                                1,026                1,489
    Current portion due under bank financing                                          -                9,660
    Current portion of notes and convertible debt payable                         1,940                2,814
    Current liabilities held for sale                                                 -               12,660
                                                                        -----------------------------------------
        Total current liabilities                                                10,424               34,224

Notes and convertible debt payable                                                  294                8,849
Due under bank financing                                                          9,237                    -
Other liabilities                                                                    82                  177
Non-current liabilities held for sale                                                                 21,108
                                                                        -----------------------------------------
   Total liabilities                                                             20,037               64,358
                                                                        -----------------------------------------

Commitments and contingencies

Convertible Series A Preferred Stock ($.01 par value 4,000
 shares authorized, 2,000 shares issued and outstanding at
 November 30, 2005 and February 28, 2005, respectively)                           1,189                1,137
                                                                        -----------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY):
Convertible Series B Preferred Stock -$1.00 par value; 10,000 shares authorized 4,050 shares issued and outstanding; liquidation
 value of $2,000 per share ($8,100)                                                   4
Class A Common Stock - $.01 par value; 75,000,000 shares authorized;
 35,868,790 and 26,581,437 shares issued and outstanding at November
 30, 2005 and February 28, 2005, respectively                                       359                  266
Class B Common Stock - $.01 par value; 1,554,936 shares authorized;
 187,658 and 190,417 shares issued and outstanding at November 30,
 2005 and February 28, 2005, respectively                                             2                    2
Additional paid-in capital                                                       25,500               14,638
Accumulated deficit                                                             (22,403)             (20,092)
                                                                        -----------------------------------------
    Total stockholders' equity (deficiency)                                       3,462               (5,186)
                                                                        -----------------------------------------
    Total liabilities and stockholders' equity (deficiency)                     $24,688              $60,309
                                                                        =========================================

            See notes to condensed consolidated financial statements.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

                                                                   For the Three Months Ended          For the Date Ended
                                                                   -----------------------------------------------------------
                                                                                            (unaudited)

                                                                   November 30,    November 30,   November 30,   November 30,
                                                                       2005           2004           2005           2004
                                                                   -----------------------------------------------------------
REVENUES:
     Service revenues                                                 $18,219        $16,000        $53,161        $52,254
------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
     Service costs                                                    $13,824        $13,021         40,735         40,840
     General and administrative expenses                                4,003          4,451         11,856         13,212
     Depreciation and amortization                                        155            170            440            502
     Restructuring Charges                                                 --            449             --            449
------------------------------------------------------------------------------------------------------------------------------
        Total operating expenses                                       17,982         18,091         53,031         55,003
------------------------------------------------------------------------------------------------------------------------------

 INCOME (LOSS) FROM OPERATIONS                                            237         (2,091)           130         (2,749)
------------------------------------------------------------------------------------------------------------------------------

INTEREST AND OTHER EXPENSES (INCOME):
     Interest expense, net                                                512            486          1,753          1,587

     Other expense (income), net                                           (6)        (2,292)           (93)        (2,993)
------------------------------------------------------------------------------------------------------------------------------
       Total interest and other expenses (income)                         506         (1,806)         1,660         (1,406)
------------------------------------------------------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                      (269)          (285)        (1,530)        (1,343)

INCOME TAX PROVISION (BENEFIT)                                              0            939             50            636
------------------------------------------------------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS                                          (269)        (1,224)        (1,580)        (1,979)
------------------------------------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS:
(LOSS) INCOME FROM DISCONTINUED OPERATIONS NET OF TAX PROVISION
FOR THE THREE MONTHS OF $0 IN 2005 AND $0 in 2004 AND FOR THE
NINE MONTHS OF $0 AND $353 RESPECTIVELY:                                   --            (74)          (577)           397
------------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                 (269)        (1,298)        (2,157)        (1,582)
------------------------------------------------------------------------------------------------------------------------------

Dividends accreted to Preferred Shareholders                              120             17            154             53
------------------------------------------------------------------------------------------------------------------------------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                             (389)        (1,315)        (2,311)        (1,635)
==============================================================================================================================

(LOSS) INCOME EARNINGS PER SHARE:

(LOSS) FROM CONTINUING OPERATIONS:
(LOSS) PER COMMON SHARE- BASIC                                        $  (.01)       $  (.05)       $  (.06)       $  (.08)
                                                                  ============================================================
(LOSS)  PER COMMON SHARE - DILUTED                                    $  (.01)       $  (.05)       $  (.06)       $  (.08)
                                                                  ============================================================
(LOSS) INCOME FROM DISCONTINUED OPERATIONS:
(LOSS) INCOME PER COMMON SHARE-BASIC                                  $  (.00)       $  (.00)       $ (.02 )       $   .01
                                                                  ============================================================
(LOSS) INCOME PER COMMON SHARE - DILUTED                              $  (.00)       $  (.00)       $ (.02 )       $   .01
                                                                  ============================================================
NET LOSS
(LOSS) PER COMMON SHARE-BASIC                                         $  (.01)       $  (.05)       $ (.08 )       $  (.07)
                                                                  ============================================================
(LOSS) PER COMMON SHARE - DILUTED                                     $  (.01)       $  (.05)       $ (.08 )       $  (.07)
                                                                  ============================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     Basic                                                             33,930          24,934         30,338        24,919
==============================================================================================================================
     Diluted                                                           33,930          24,934         30,338        24,919
==============================================================================================================================

            See notes to condensed consolidated financial statements.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED
 (In thousands)

                                                                             For The Nine Months Ended
                                                                         November 30,         November 30,
                                                                            2005                  2004
                                                                  --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                         $(2,157)               $(1,582)
        Income (loss) from discontinued operations                          (577)                   750
                                                                  --------------------------------------------
        Net loss from continuing operations                               (1,580)                (2,332)
        Adjustments to reconcile net loss to net cash
         provided by (used in) operations:
          Depreciation and amortization                                      449                    525
          Amortization of debt financing costs                                40                    213
          Amortization of discount on convertible debenture                                          40
          Adjustment of TLCS Liability                                                           (2,293)
          Provision for doubtful accounts                                   (207)                   120
          Deferred Income Taxes                                                                     915
          In kind interest                                                    56                      0
          Fair value of warrants issued                                       98
          Office closing and restructuring charges                                                  449
        Changes in operating assets and liabilities:
          Accounts receivable                                             (1,016)                 2,842
          Prepaid expenses and other current assets                       (1,416)                  (747)
          Other assets                                                        68                   (713)
          Accounts payable and accrued expenses                             (294)                  (206)
          Other long-term liabilities                                        (95)                  (330)
          Net cash (used in) provided by discontinued operations          (1,451)                 5,654
                                                                  --------------------------------------------
                Net cash (used in) provided by operating
                 activities                                               (5,348)                 4,137
                                                                  --------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                                 (19)                   (76)
        Net proceeds from sale of discontinued operations                   4,089
                                                                  --------------------------------------------
                Net cash provided by (used in) investing
                 activities                                                4,070                    (76)
                                                                  --------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds (repayments) of Borrowings of notes
         and capital lease obligation                                        369                 (1,814)
        Repayment of term loan facility                                     (423)                (1,155)
        Payment of debt issuance costs                                       (55)                   (67)
        Costs pertaining to issuance of common or
         preferred stock                                                     (57)                  (292)
        (Decrease) increase in book overdraft                               (463)                  (648)
        Borrowings under new credit facility                                  --                    666
        Issuance of convertible notes and warrants
         net of costs                                                      1,128                    640
        Issuance of common and preferred stock                                --                     62
        Net cash provided by discontinued operations                         114                 (1,120)
                                                                  --------------------------------------------
                Net cash provided by (used in) financing
                 activities                                                  613                 (3,728)
                                                                  --------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (665)                   333

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             1,042                    543
                                                                  --------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $   377                $   876
                                                                  ============================================
Supplemental Data:
        Interest paid                                                    $ 1,382                $ 2,131
                                                                  ============================================
        Income taxes paid                                                $    76                $    56
                                                                  ============================================
        Dividends                                                        $   153                $    53
                                                                  ============================================
        Conversion of debt to common stock                               $ 2,911
                                                                  ============================================
        Conversion of debt to preferred B                                $ 8,100
                                                                  ============================================
        Forgiveness of debt                                              $17,344
                                                                  ============================================

            See notes to condensed consolidated financial statements.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in Thousands, Except Where Indicated Otherwise, and for Per Share Amounts)

1. BASIS OF PRESENTATION - The accompanying condensed consolidated financial statements as of November 30, 2005 and for the three and nine months ended November 30, 2005 and 2004 are unaudited. In the opinion of management, all adjustments, consisting of only normal and recurring accruals necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented have been included. The condensed consolidated balance sheet as of February 28, 2005 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of ATC Healthcare, Inc. (the "Company") for the year ended February 28, 2005. Certain prior period amounts have been reclassified to conform with the November 30, 2005 presentation.

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

Results for the three and nine month periods ended November 30, 2005 are not necessarily indicative of the results for the full year ending February 28, 2006.


2. LIQUIDITY -The Company has shown losses from operations for the past three years and until the conversion of $8.1 million of debt to Preferred B Stock on August 31, 2005 had a stockholders' deficiency. As of November 30, 2005 the company had stockholders' equity of $3,462. Management has a plan whereby they will continue to reduce costs while adding licensees, which it believes, will return the Company to profitability.


3. EARNINGS PER SHARE -Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding for the applicable period. Diluted earnings (loss) per share is computed using the weighted average number of common shares plus common equivalent shares outstanding, unless the inclusion of such common equivalent shares would be anti-dilutive. For the three and nine months ended November 30, 2005, 19,349 and 10,579 common stock equivalents have been excluded from earnings per share and for the three and nine months ended November 30, 2004, 8,353 and 7,806 common stock equivalents, respectively, have been excluded from the earnings per share calculation, as their inclusion would have been anti-dilutive.


4. PROVISION (BENEFIT) FOR INCOME TAXES - For the three months ended November 30, 2005 the Company recorded an expense for income taxes of $0 on a pretax loss of $269 as compared to an income tax provision of $939 on a pretax loss of $285, for the three months ended November 30, 2004. For the nine months ended November 30, 2005 the Company recorded an expense for income taxes of $50 on a pretax loss of $1,530 as compared to a tax provision of $638 on a pretax loss of $1,341, for the nine months ended November 30, 2004. The current provision consists entirely of state and local income taxes. The prior year provision provides for state and local income taxes representing minimum taxes due to certain states as well as the reduction in deferred that pertained to the reversal of the TLC Guarantee.


5. DISCONTINUED OPERATIONS - In December 2004, after reviewing the significant debt obligations of the Company and the alternatives thereto, the Board of Directors of the Company concluded and authorized the Company to explore the possible sale of its AllCare Nursing business.

On April 22, 2005, the Company sold substantially all of the assets of its AllCare Nursing business, which consisted primarily of goodwill and accounts receivable, to Onward Healthcare, Inc. ("Onward") of Norwalk, Connecticut, for approximately $20.0 million in cash, of which $1.2 million was placed in escrow. As of November 30, 2005, $122 was remaining in escrow, pending the collection of the accounts receivable and is included in other current assets. Also in other current assets are additional receivables not purchased by Onward of approximately $800. Because the assets were written down to the sale amount at February 28, 2005 there was no gain or loss recorded on the sale of the AllCare Nursing business during the three month period ended May 31,2005. AllCare Nursing was located in Melville, New York, with offices in Union, New Jersey, and in Stratford, Connecticut, and provided supplemental staffing and travel nurses to healthcare facilities in the greater New York City metropolitan area, northern New Jersey, and Connecticut.

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

Revenue and Pretax Income (loss) for discontinued operations for the three and nine months ended November 30, 2005 and 2004 is presented in the chart below:

                                    Three Months Ended                         Nine Months Ended
                           --------------------------------------------------------------------------------
                           November 30, 2005   November 30, 2004     November 30, 2005    November 30, 2004
                           -----------------   -----------------     -----------------    -----------------
Revenue                           --                $8,543                $5,480                $28,488

Pre Tax (loss) income             --                $  (74)               $ (577)               $   750


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

On November 7, 2005 an amendment to the $15 million revolving loan with HFG Healthco-4 was entered into modifying certain financial ratio covenants as of November 30, 2005, increased the availability from 80% of receivables to 85%, and extending the revolving loan term from April 2008 to November 2008.

As of November 30, 2005, the outstanding balance on the revolving credit facility was $9.2 million. At November 30, 2005 interest accrued at a rate per annum of 5.41% over LIBOR on the revolving credit.


7. NOTES AND CONVERTIBLE DEBENTURES PAYABLE - On and after September 14, 2005, the Company sold $1,250,000 of its Convertible Notes due September 14, 2006 to 19 purchasers. Those notes were convertible into shares of the Company's Class A Common Stock, at the rate of $0.37 per share, and bore interest at the rate of 12 percent (12%) per year in shares of Common Stock. Each Note was accompanied by a warrant to purchase one share of Common Stock for each four shares into which the Note was convertible. The warrants are exercisable at $0.60 per share for a period of five (5) years. The Company was obligated to register the shares into which the Notes were convertible as well as the shares subject to the warrants.

By their terms, the Convertible Notes were converted into 3,397,260 shares of Common Stock on September 30, 2005, when the Company's registration statement became effective. There are 849,315 shares covered by the warrants.

In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock," and the terms of the warrants and the transaction documents, the warrants were accounted for as a liability. The fair value of the warrants, which amounted to $98 on date of grant, was recorded as a reduction to the Maturity of the Notes. The warrant liability was reclassified to equity in September 2005 on the effective date of the registration statement, and a charge to interest expense in the amount of $98 was taken representing the additional value of the warrants provided in the transaction, which was originally recorded as discount to the notes.

The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 5%; the expected life of 5 years and volatility of 45.79%.

On May 25, 2005 the Company issued a Promissory Note to Cornell Capital Partners L.P. in the principal amount of $850. As was contemplated, the Note is to be repaid through issuances of Class A Common stock to Cornell Capital Partners under the Standby Equity Distribution Agreement between the Company and Cornell Capital Partners. The Company has placed a certificate evidencing shares of its class A Common Stock in escrow in connection with the Note and the Standby Equity Distribution Agreement, which are not deemed issued and outstanding until released form the escrow. As of November 30, 2005, the certificate evidenced 2,374,442 shares. As of November 30, 2005 $550 remained outstanding on this note.

On February 18, 2005 the Company issued a Promissory Note to Cornell Capital Partners L.P. in the principal amount of $825. As was contemplated, the Note is to be repaid through Issuances of Class A Common stock to Cornell Capital Partners under the Standby Equity Distribution Agreement between the Company and Cornell Capital Partners. As of August 31, 2005 this note was paid in full.

On December 15, 2004 the Company entered into a $1.5 million 15% convertible subordinated note with the wife of one of the Executive officers of the Company. The Note bears interest at 15% per annum and matures on January 15, 2007. It is to be repaid in eight equal installments commencing April 15, 2005, subject to restrictions on the sources of such payment. As of November 30, 2005 the Company has made one payment of $250 on the note. At the option of the holder, all or a portion of the note may be converted at any time, plus accrued but unpaid interest, into shares of Class A Common Stock at a per share price equal to $0.38 cents per share which is equal to the average of the five days closing bid price up to December 15, 2004.

In April 2004 the Company issued $500 of Convertible Notes due April 2, 2005 and warrants to purchase 250,000 shares of Class a common stock at $0.75 per share. The Convertible Notes do not bear interest and are to be repaid in Common Stock of the Company priced at the effective price at which Common Stock or securities convertible into Common Stock of the Company was sold between October 2, 2004 and April 2, 2005. In October 2005, these notes were converted at $0.27 per share into 1,851,851 shares of Common Stock.


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

The Company pays a monthly distribution or commission to its domestic licensees based on a defined formula of gross profit generated. Generally, the Company pays a licensee approximately 55% (60% for certain licensees who have longer relationships with the Company). There is no payment to the licensees based solely on revenues. For the three months ended November 30, 2005 and 2004, total licensee distributions were approximately $1.6 million and $1.3 million respectively, and for the nine months ended November 30, 2005 and 2004 total licensee distributions were approximately $4.5 million and $3.3 million respectively, and are included in the general and administrative expenses.

The Company recognizes revenue as the related services are provided to customers and when the customer is obligated to pay for such completed services. Revenues are recorded net of contractual or other allowances to which customers are entitled. Employees assigned to particular customers may be changed at the customer's request or at the Company's initiation. A provision for uncollectible and doubtful accounts is provided for amounts billed to customers, which may ultimately be uncollectible due to the customer's inability to pay.


Revenues generated from the sales of licensees and initial licensee fees are recognized upon signing of the licensee agreement, if collectibility of such amounts is reasonably assured, since the Company has performed substantially all of its obligations under its licensee agreements by such date. Included in revenues for the nine months ended November 30, 2005 and 2004 is $250 and $851 of licensee fees.


9. LICENSEE SALES

The Company includes in its service revenues, service costs and general and administrative costs, revenues and costs associated with its Licensees. Summarized below is the detail associated with the above-discussed items for the three and nine months ended November 30, 2005 and 2004 respectively.

(In thousands)             Three Months Ended     Three Months Ended       Nine Months Ended       Nine Months Ended
                           November 30, 2005      November 30, 2004        November 30, 2005       November 30, 2004
                          --------------------- ----------------------- ----------------------- ----------------------
Company Service Revenue          $ 5,151               $ 3,740                 $12,862                 $13,918
                          --------------------- ----------------------- ----------------------- ----------------------
Licensee Service Revenue         $13,068               $12,260                 $40,299                 $38,336
                          --------------------- ----------------------- ----------------------- ----------------------
Total Revenue                    $18,219               $16,000                 $53,161                 $52,254
                          --------------------- ----------------------- ----------------------- ----------------------
Company Service Costs            $ 3,699               $ 3,229                 $ 8,830                 $ 9,812
                          --------------------- ----------------------- ----------------------- ----------------------
Licensee Service Costs           $10,125               $ 9,792                 $31,905                 $31,028
                          --------------------- ----------------------- ----------------------- ----------------------
Total Service Costs              $13,824               $13,021                 $40,735                 $40,840
                          --------------------- ----------------------- ----------------------- ----------------------
Company General and
administrative costs             $ 2,432               $ 3,194                 $ 7,257                 $ 9,855
                          --------------------- ----------------------- ----------------------- ----------------------
Licensee Royalty                 $ 1,571               $ 1,257                 $ 4,599                 $ 3,357
                          --------------------- ----------------------- ----------------------- ----------------------
Total General and
administrative costs             $ 4,003               $ 4,451                 $11,856                 $13,212
                          --------------------- ----------------------- ----------------------- ----------------------

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

(In thousands, except per share      For the Three        For the Three         For the Nine           For the Nine
data)                                 Months ended        Months ended          Months ended           Months ended
                                    November 30,2005    November 30, 2004     November 30, 2005      November 30,2004
                                   ------------------- -------------------- ---------------------- ----------------------
Net income (loss) as reported          $  (269)            $ (1,298)            $ (2,157)              $ (1,582)
                                   ------------------- -------------------- ---------------------- ----------------------

Less: Fair Value of Stock Based
Compensation net of Tax:               $   120             $    283             $    373               $    874
                                   ------------------- -------------------- ---------------------- ----------------------
Pro forma net income (loss)            $  (389)            $ (1,581)            $ (2,530)              $ (2,456)
                                   ------------------- -------------------- ---------------------- ----------------------
Basic net earnings (loss) per
share as reported                      $  (.01)            $   (.05)            $   (.08)              $   (.07)
                                   ------------------- -------------------- ---------------------- ----------------------
Pro forma basic earnings (loss)
per share                              $  (.01)            $   (.06)            $   (.08)              $   (.10)
                                   ------------------- -------------------- ---------------------- ----------------------
Diluted earnings (loss) per
share as reported                      $  (.01)            $   (.05)            $   (.08)              $   (.07)
                                   ------------------- -------------------- ---------------------- ----------------------
Pro forma diluted earnings
(loss) per share                       $  (.01)            $   (.06)            $   (.08)              $   (.10)
                                   ------------------- -------------------- ---------------------- ----------------------

From time to time since November 2004 we have issued promissory notes to Cornell Capital Partners to evidence loans made to us by Cornell Capital Partners, the proceeds of which were used to fund our general working capital needs. It has been contemplated that those Notes will be repaid from the proceeds of sales of Class A Common Stock to Cornell Capital Partners under the Standby Equity Distribution Agreement. During the three months and nine months ended November 30, 2005 we issued Cornell Capital Partners 177,746 and 3,737,430 shares under the Standby Equity Distribution Agreement and the Convertible Debenture for purchase prices between $0.18 and $0.36 per share. The proceeds from the sales under the Standby Equity Distribution Agreement were used to reduce our promissory note obligation to Cornell Capital Partners.


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

Under the terms of each trust, 664 shares will be released to the individual in installments on the third through the seventh anniversaries of August 31, 2005. The 686 shares remaining in each trust will be released to the individual on the earlier of the time immediately prior to the occurrence of a change in control of the Company, as defined in the trust agreement, or the tenth anniversary of September 1, 2005. The Company is obligated to register these shares as they are released to each individual.

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

Results of Operations

COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 2005 ("THE 2006 PERIOD") TO THE THREE MONTHS ENDED NOVEMBER 30, 2004 ("THE 2005 PERIOD")

TOTAL REVENUES: Total revenues for the three month period ended November 30, 2005 were $18.2 million, an increase of $2.2 million or 13.9% from total revenues of $16.0 million for the three months ended November 30, 2004. The Increase in revenues is due to fees earned from our licensee, the opening of five new licensees during the year , an increase in the Company's travel nurse business and firmness in the Company's per diem nurse business. The Company did not close any Company owned offices during the three months ended November 30, 2005. One office and two licensees were closed during the three months ended November 30, 2004. We continue to expect that the demand for nurses will continue to increase in the coming months. If revenues were to significantly decline, our ability to continue operations could be jeopardized.

Service costs were 75.9% and 81.4% for the three months ended November 30, 2005 and 2004 respectively. Service costs represent the direct costs of providing services to patients or clients, including wages, payroll taxes, travel costs, insurance costs, medical supplies and the cost of contracted services.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $4.0 million for the three months ended November 30, 2005 as compared to $4.5 million for the same period in 2004. General and administrative costs, expressed as a percentage of total revenues, was 22.0% for the three month period ended November 30, 2005 versus 27.8% for the three months ended November 30, 2004. The decrease in general and administrative costs in 2005 as a percentage of revenue is due to the reductions in back office staff.

OFFICE CLOSING AND RESTRUCTURING CHARGES: In the third quarter ended November 30, 2004 the Company had written-off $.4 million of goodwill associated with offices that were closed during the quarter.

INTEREST EXPENSE, NET: Interest expense, net for the three months ended November 30, 2005 was $.5 million compared to $.5 million for the same period in the prior year. Included in interest expense in the current quarter is $.1 million for the fair value of the warrants issued in the sale of Convertible Notes in September 2005. Interest expense net of the charge decreased by $.1 million due to lower borrowings on the revolving credit facility and lower interest rates being charged on the facility.

GUARANTEE OF TLCS LIABILITY: In Fiscal 2005, the Company was contingently liable on $2.3 million of obligations owed by TLCS which was payable over eight years. The assets of TLCS were sold by the bankruptcy court and the Company was advised that the sale price was sufficient to cover the claims of TLCS creditors. At November 30, 2004 the Company reversed the provision for such guarantee.

PROVISION (BENEFIT) FOR INCOME TAXES: For the three months ended November 30, 2005 the Company recorded an expense for income taxes of $0 on a pretax loss of $.3 million compared to an income tax of $.9 million on a pretax loss of $.3 million for the three months ended November 30, 2004. The prior year provision provides for state and local income taxes representing minimum taxes due to certain states as well as the reduction in deferred that pertained to the reversal of the TLC Guarantee.

DISCONTINUED OPERATIONS ASSETS HELD FOR SALE:

In December 2004, after reviewing the significant debt obligations of the Company and the alternatives thereto, the Board of Directors of the Company concluded and authorized the Company to sell its AllCare Nursing business.

On April 22, 2005, the Company sold substantially all of the assets of its AllCare Nursing business, which consisted primarily of goodwill and accounts receivable, to Onward Healthcare, Inc. ("Onward") of Norwalk, Connecticut, for approximately $20.0 million in cash, of which $1.2 million was placed in escrow. As of November 30,2005, $122 was remaining in escrow, pending the collection of the accounts receivable. AllCare Nursing was located in Melville, New York, with offices in Union, New Jersey, and in Stratford, Connecticut, and provided supplemental staffing and travel nurses to healthcare facilities in the greater New York City metropolitan area, northern New Jersey, and Connecticut.

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

AllCare Nursing had no operations during the three months ended November 30,2005 as the sale was consummated on April 22, 2005. For the three months ended November 30, 2004 All Care nursing had sales of $8.5 million and a loss from operations for the quarter of approximately $74.

COMPARISON OF NINE MONTHS ENDED NOVEMBER 30, 2005 ("THE 2006 PERIOD") TO THE NINE MONTHS ENDED NOVEMBER 30, 2004 ("THE 2005 PERIOD")

TOTAL REVENUES-Total revenues for the six month period ended November 30, 2005 were $53.2 million, a increase of $.9 million or 1.7% from total revenues of $52.3 million for the nine months ended November 30, 2005. The Increase is revenue is attributable to the 5 new Licensed offices opened during the year and the continued growth of the licensed offices opened in the last quarter of the 2005 Period. The Company had closed 5 Company owned offices and 7 Licensees in during the nine months ended November 30, 2005 which impacted revenue during that period.

Service costs were 76.6% and 78.2% for the nine months ended November 30, 2005 and 2004 respectively. Service costs represent the direct costs of providing services to patients or clients, including wages, payroll taxes, travel costs, insurance costs, medical supplies and the cost of contracted services.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $11.9 million for the nine months ended November 30, 2005 as compared to $13.2 million for the same period in 2004. General and administrative costs, expressed as a percentage of total revenues, were 22.3% and 25.3% for the nine months ended November 30, 2005 and 2004 respectively. The decrease in the 2005 period is the result of the reduction of back office staff.

OFFICE CLOSING AND RESTRUCTURING CHARGES: In the third quarter ended November 30, 2004 the Company had written-off $.4 million of goodwill associated with offices that were closed during the quarter.

INTEREST EXPENSE, NET: For the nine months ended November 30, 2005 Interest expense, net was $1.7 million as compared to $1.6 million for the same period last year. Included in interest expense in the current quarter is $.1 million for the fair value of the warrants issued in the sale of Convertible Notes in September 2005.

GUARANTEE OF TLCS LIABILITY: In Fiscal 2005, the Company was contingently liable on $2.3 million of obligations owed by TLCS which was payable over eight years. The assets of TLCS were sold by the bankruptcy court and the Company was advised that the sale price was sufficient to cover the claims of TLCS creditors. At November 30, 2004 the Company reversed the provision for such guarantee.

PROVISION (BENEFIT) FOR INCOME TAXES: For the nine months ended November 30, 2005 the Company recorded an expense for income taxes of $.05 million on a pretax loss of $1.5 million as compared to an expense of $.6 million on a pretax loss of $1.3million, for the nine months ended November 30, 2004. The current provision consists entirely of state and local income taxes.

DISCONTINUED OPERATIONS ASSETS HELD FOR SALE:

In December 2004, after reviewing the significant debt obligations of the Company and the alternatives thereto, the Board of Directors of the Company concluded and authorized the Company to sell its AllCare Nursing business.

On April 22, 2005, the Company sold substantially all of the assets of its AllCare Nursing business, which consisted primarily of goodwill and accounts receivable, to Onward Healthcare, Inc. ("Onward") of Norwalk, Connecticut, for approximately $20.0 million in cash, of which $1.2 million was placed in escrow. As of November 30,2005 approximately $122 was remaining in escrow, pending the collection of the accounts receivable. AllCare Nursing was located in Melville, New York, with offices in Union, New Jersey, and in Stratford, Connecticut, and provided supplemental staffing and travel nurses to healthcare facilities in the greater New York City metropolitan area, northern New Jersey, and Connecticut.

The Company originally purchased AllCare Nursing, then known as Direct Staffing Inc. and DSS Staffing Corp. (together "Direct Staffing"), in January 2002 for $30.2 million in five percent interest-bearing promissory notes. The Company used the funds, which it received from Onward to retire approximately $13.0 million in bank debt and to repay and restructure the $28.1 million in promissory notes outstanding to the sellers of Direct Staffing. In connection with obtaining its lender's consent to the sale and paying down its bank debt, the Company's revolving credit facility was permanently reduced from $35.0 million to $15.0 million. As a result of the repayment and restructuring of the Direct Staffing promissory notes, those obligations were reduced from $28.1 million to $8.1 million.

AllCare Nursing had a loss from operations for the nine months ended November 30, 2005 of approximately $.6 million. This compares to income from operations of approximately $.8 million for the nine months ended November 30, 2004. Net sales for All Care nursing declined from $28.5 million for the 2004 period to $5.5 million for the 2005 period, or 80.7%. As the sale was consummated on April 22, 2005, the decrease was primarily due to the 2005 period representing approximately one quarter of the number of days comprising a normal nine month reporting period. There was no gain or loss recorded on the sale of the AllCare Nursing business during the nine months ended November 30, 2005.

Liquidity and Capital Resources

We fund our cash needs through various equity and debt issuances and through cash flow from operations. We generally pay our billable employees weekly for their services, and remit certain statutory payroll and related taxes as well as other fringe benefits. Invoices are generated to reflect these costs plus our markup.

Cash and Cash equivalents decreased by $.6 million as of November 30, 2005 as compared to February 28, 2005 as a result of cash used in operating activities of $5.3 million, Cash provided by investing activities of $4.1 million and cash provided by in financing activities of $.6 million . Cash used in operating activities was primarily used to fund our workers compensation collateral account, fund the growth in accounts receivable and our discontinued operations. Cash provided by investing activities was primarily from the sale of our AllCare Nursing division. Funds provided by financing activities were from the issuance of convertible debentures.

In April 2001, the Company obtained a new financing facility (the "Facility") with HFG Healthco-4 LLC for a $25 million, three year term, revolving loan, which expired in April 2004. The $25 million revolving loan limit was increased to $27.5 million in October 2001. Amounts borrowed under the $27.5 million revolving loan were used to repay $20.6 million of borrowing on our prior facility.

In November 2002, HFG Healthco-4 LLC increased the revolving credit line to $35 million and provided for an additional term loan facility totaling $5 million. Interest accrues at a rate of 3.95% over LIBOR on the revolving credit line and 6.37% over LIBOR on the term loan facility. The $35 million revolving loan expires in November 2005. The term loan facility is for acquisitions and capital expenditures. Repayment of this additional term facility is on a 36-month straight-line amortization. The revolving credit line is subject to certain loan covenants. These covenants include a debt service coverage ratio calculated by taking the current portion of long term debt and interest paid and dividing by four quarters of earnings before interest, taxes, depreciation and amortization, consolidated net worth target calculated by taking total assets minus total liabilities, earnings before interest, taxes, depreciation and amortization target, current ratio calculated by taking current assets less current liabilities, consolidated interest coverage ratio calculated by taking the most recent four quarters of earnings before interest, taxes, depreciation and amortization divided by four quarters of paid interest expense, and accounts receivable turnover ratio.

In November 2002, the interest rates were revised to 4.55% over LIBOR on the revolving line and 7.27% over the LIBOR on the term loan facility as part of a loan modification.

On June 13, 2003, we received a waiver from HFG Healthco-4 LLC for non-compliance of certain revolving loan covenants as of February 28, 2003. Interest rates on both the revolving line and term loan facility were increased 2% and can decrease if we meet certain financial criteria. In addition, certain financial ratio covenants were modified. The additional interest is not payable until the current expiration date of the facility, which is November 2005.

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

On November 7, 2005 an amendment to the $15 million revolving loan with HFG Healthco-4 was entered into modifying certain financial ratio covenants as of November 30, 2005, increased the availability from 80% to 85% of receivables and extending the revolving loan term from April 2008 to November 2008.

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

In April 2005 when we sold our AllCare Nursing business and extended our revolving credit line, we agreed with our lender, HFG Healthco-4 LLC, to develop new financial covenants to better reflect the Company after that sale. HFG Healthco-4 LLC at that time agreed to waive all defaults of our old financial covenants but required that we agree to mutually acceptable new covenants by June 30, 2005. The new financial covenants have been agreed on and an amendment to the loan agreement has been completed as of June 30, 2005, and $9.0 million of the current portion due under bank financing at February 28, 2005 has been changed to long-term. On November 7, 2005 we further modified our financial covenants and extended the term of our revolving credit line to November 2008.

Though we believe we will meet the covenants we have negotiated with our lender HFG Healthco-4 LLC, it is possible if revenue declines or we cannot reduce our costs appropriately that we may violate the covenants. In the past when we have violated covenants we have been able to receive a waiver or amendment of those covenants from the lender HFG Healthco-4 LLC. If we were unable to receive a waiver then we would be in default of our lending agreement. It is likely that we will also use additional funds from the Standby Equity Distribution Agreement with Cornell Capital Partners, as available. We do not have sufficient capital to run our operations without a financing facility and would have to look to alternative means such as the sale of stock or the sale of certain assets to finance operations. There can be no assurance that additional financing will be available if required, or, if available, will be available on satisfactory terms. On April 19, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $5,000,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay us 97% of the lowest closing bid price of the common stock during the five consecutive trading days immediately following the notice date. Further, we have agreed to pay Cornell Capital Partners, L.P. 5% of the proceeds that we receive under the Standby Equity Distribution Agreement. The Agreement is subject to us maintaining an effective S-1 registration. In November 2004 the Securities and Exchange Commission declared the Company's S-1 Effective. During the three months and nine months ended November 30, 2005 the Company issued Cornell Capital Partners 177,746 and 3,737,430 at sales prices of $0.18 to $0.36 per share. The Company received proceeds of $1 million net of expenses from the sale of these securities. From time to time we have issued promissory notes to Cornell Capital Partners to evidence loans made to us by Cornell Capital Partners, the proceeds of which were used to fund our general working capital needs. The proceeds from these sales under the Standby Equity Distribution Agreement were used to repay the promissory notes due to Cornell Capital Partners.

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


Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. From time to time, the Company also provides forward-looking statements in other materials it releases to the public as well as oral forward-looking statements. These statements are typically identified by the inclusion of phrases such as "the Company anticipates," "the Company believes" and other phrases of similar meaning. These forward-looking statements are based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The potential risks and uncertainties, which would cause actual results to differ materially from the Company's expectations, include, but are not limited to, those discussed below in the section entitled "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

Risk Factors:

CURRENTLY WE ARE UNABLE TO RECRUIT ENOUGH NURSES TO MEET OUR CLIENTS' DEMANDS FOR OUR NURSE STAFFING SERVICES, LIMITING THE POTENTIAL GROWTH OF OUR STAFFING BUSINESS.

We rely substantially on our ability to attract, develop and retain nurses and other healthcare personnel who possess the skills, experience and, as required, licenses necessary to meet the specified requirements of our healthcare staffing clients. We compete for healthcare staffing personnel with other temporary healthcare staffing companies, as well as actual and potential clients, some of which seek to fill positions with either regular or temporary employees. Currently, there is a shortage of qualified nurses in most areas of the United States and competition for nursing personnel is increasing. Demand for temporary nurses over the last year has declined due to lower hospital emissions and nurses working full time for hospitals rather than working through temporary staffing agencies. Accordingly, when our clients request temporary nurse staffing we must recruit from a smaller pool of available nurses, which our competitors also recruit from. At this time we do not have enough nurses to meet our clients' demands for our nurse staffing services. This shortage has existed since approximately 2000. This shortage of nurses limits our ability to grow our staffing business. Furthermore, we believe that the aging of the existing nurse population and declining enrollments in nursing schools will further exacerbate the existing nurse shortage. To remedy the shortage we have increased advertising on our website and other industry visited websites to attract new nurses to work for us. We also offer a variety of benefits to our employees such as life insurance, medical and dental insurance, a 401K plan, as well as sign-on bonuses for new employees and recruitment bonuses for current employees who refer new employees to us. In addition, we have recently started recruiting nurses from foreign countries, including India and the Philippines.

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

IF OUR INSURANCE COSTS INCREASE SIGNIFICANTLY, THESE INCREMENTAL COSTS COULD NEGATIVELY AFFECT OUR FINANCIAL RESULTS.

The costs related to obtaining and maintaining workers compensation, professional and general liability insurance and health insurance for healthcare providers has been increasing as a percentage of revenue. Our cost of workers compensation, professional and general liability and health insurance for healthcare providers for the fiscal years ending February 28, 2005, 2004 and 2003 was $1.9 million, $2.8 million and $3.4 million, respectively. The corresponding gross margins for the same time periods were 19.5%, 22.2% and 22.3%, respectively. If the cost of carrying this insurance continues to increase significantly, we will recognize an associated increase in costs that may negatively affect our margins. This could have an adverse impact on our financial condition and the price of our common stock.

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

As of November 30, 2005, we had $5.4 million of goodwill on our balance sheet, The goodwill represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. November 30, 2005, goodwill represented 21.6% of our total assets.

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

OUR ABILITY TO BORROW UNDER OUR CREDIT FACILITY MAY BE LIMITED.

We have an asset-based revolving credit line with HFG Healthco-4 LLC that until April 22, 2005 had a maximum borrowing amount of $35.0 million and subsequent to April 22, 2005 has a maximum borrowing amount of $15.0 million. As of November 30, 2005 and November 30, 2004 we had approximately $9.5 million and $19.1 million, respectively, outstanding under the revolving credit line with HFG Healthco-4 LLC with additional borrowing capacity of $.5 million and $0.0, respectively. On April 22, 2005 we sold our AllCare Nursing business and applied approximately $13.0 million of the proceeds to repayment of our credit line. In connection with the transaction, the maximum amount of the credit line was reduced to $15.0 million and the credit line was extended until April 2008 and it was subsequently extended to November 2008. Our ability to borrow under the credit facility is based upon, and thereby limited by, the amount of our accounts receivable. Any material decline in our service revenues could reduce our borrowing base, which could cause us to lose our ability to borrow additional amounts under the credit facility. In such circumstances, the borrowing availability under the credit facility may not be sufficient for our capital needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity: The Company's primary market risk exposure is interest rate risk. The Company's exposure to market risk for changes in interest rates relates to its debt obligations under its Facility described above. Under the Facility, the interest rate is 5.41% over LIBOR. At November 30, 2005, drawings on the Facility were $9.2 million. Assuming variable rate debt at November 30, 2005, a one point change in interest rates would impact annual net interest payments by $92,000. The Company does not use derivative financial instruments to manage interest rate risk.



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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - See Note 8 in PART I. - ITEM 1.
-----------------------------------------------------------


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
--------------------------------------------------------------------

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

From time to time since November 2004 we have issued promissory notes to Cornell Capital Partners to evidence loans made to us by Cornell Capital Partners, the proceeds of which were used to fund our general working capital needs. It has been contemplated that those Notes will be repaid from the proceeds of sales of Class A Common Stock to Cornell Capital Partners under the Standby Equity Distribution Agreement we have in place with Cornell Capital Partners. During the three months ended November 30, 2005, we issued Cornell Capital Partners 177,746 shares under the Standby Equity Distribution Agreement and the Convertible Debenture for purchase prices between $0.29 and $0.36 per share. The proceeds from the sales under the Standby Equity Distribution Agreement were used to reduce our promissory note obligation to Cornell Capital Partners.

On May 25, 2005, the Company issued a Promissory Note to Cornell Capital Partners L.P. in the principal amount of $850,000. As was contemplated, the Note is to be repaid through issuances of Class A Common stock to Cornell Capital Partners under the Standby Equity Distribution Agreement between the Company and Cornell Capital Partners. At May 31, 2005, $850,000 was outstanding on this Promissory Note. Proceeds from this advance will be used to fund general working capital needs. At November 30, 2005 $550,000 remained outstanding on this promissory note.





ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

(A) The Company held its annual meeting of Shareholders on September 7, 2005

(B) The shareholders voted on and elected the following director as follows. There were no negative votes, abstentions, or broker non-votes as to this director.

                                    NOMINEE               FOR            WITHELD
                                    --------------------------------------------
                                    Stephen Savitsky   14,731,388        775,337


The following directors who were not up for election will continue in office:
                                                Martin Schiller
                                                David Savitsky
                                                Jonathan J. Halpert
                                                Bernard J. Firestone

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(A)  Exhibits


31.1-Certification of CEO

31.2-Certification of CFO

32.1-Certification of CEO

32.2-Certification of CFO





(B)  Reports on Form 8-K

The Company filed a current report on Form 8-K on September 7, 2005 to furnish its press release announcing it had entered into separate agreements with subordinated debt holders to convert $8.1 million of subordinated debt to Series B Preferred Stock.

The Company filed a current report on Form 8-K on October 6, 2005 to report that the Company had sold $1,250,000 of 12% Convertible notes and that those notes had been converted.

The Company filed a current report on Form 8-K on October 17, 2005 to furnish its press release reporting results for the Second Quarter ended August 31, 2005.








                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: January 16, 2006                 ATC HEALTHCARE, INC.


                                    By: /s/ Andrew Reiben
                                        -----------------
                                        Andrew Reiben
                                        Senior Vice President, Finance
                                        Chief Financial Officer and
                                        Treasurer (Principal Financial
                                         and Accounting Officer)