Form 10-K
period 2006-02-28
ATC HEALTHCARE INC /DE/
filed 2006-05-30
CIK 720480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended February 28, 2006
                                   -----------------

                                       OR

| | TRANSITION REPORT SUBJECT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from ________________  to ___________________

                         Commission File Number: 0-11380

                              ATC HEALTHCARE, INC.
                              --------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                             11-2650500
------------------------------------                       ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

     1983 Marcus Avenue, Lake Success, New York                    11042
----------------------------------------------------       ---------------------
      (Address of Principal executive offices)                   (Zip Code)

     Registrant's telephone number, including area code:      (516) 750-1600
                                                           ---------------------


                                                             Name of Exchange
                     Title of Each Class                     on Which Registered
                     -------------------                     -------------------

Securities  registered  pursuant  to Section  12 (b) of the Act:  Class A Common
Stock, $.01 par value   American Stock Exchange


Securities registered pursuant to Section 12 (g) of the Act:   None


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
            Yes | |           No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
            Yes | |           No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filed" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer | | Accelerated filer | | Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
                           Yes | |          No |X|

As of May 11, 2006, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $14,675,095 based on a closing sale price of $0.38 per share. The number of shares of Class A and B Common Stock outstanding on May 11, 2006 was 38,618,600.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is included in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders 2006, which information is incorporated herein by reference. All references to "we", "us," "our," or "ATC" in this Report on Form 10-K means ATC Healthcare, Inc.

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

Operations

We provide supplemental staffing to health care facilities through our network of 54 offices in 31 states, of which 42 are operated by 31 licensees and 12 are owned and operated by us. We offer our clients qualified health care associates in over 60 job categories ranging from the highest level of specialty nurse, including critical care, neonatal and labor and delivery, to medical administrative staff, including third party billers, administrative assistants, claims processors, collection personnel and medical records clerks. The nurses provided to clients include registered nurses, licensed practical nurses and certified nursing assistants. Other services include allied health staffing which includes mental health technicians, a variety of therapists (including speech, occupational and physical), radiology technicians and phlebotomists.

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

We also operate a Travel Nurse Program whereby qualified nurses, physical therapists and occupational therapists are recruited on behalf of the clients who require such services on a long-term basis. These individuals are recruited from the United States and foreign countries, including India and the Philippines to perform services on a long-term basis in the United States. We have contracted with a number of management entities for the recruitment of foreign nurses. The management entities arrange for the nurses' and therapists' immigration and licensing certifications so that they can be employed in the United States.

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

For fiscal 2006, 2005, and 2004, total staffing licensee distributions net of discontinued operations were approximately $6.1 million, $6.0 million, and $6.6 million, respectively.

Personnel, Recruiting and Training

We employ approximately 6,000 individuals who render staffing services and approximately 100 full time administrative and management personnel. Approximately 70 of these administrative employees are located at the branch offices and 30 are located at the administrative office in Lake Success, New York.

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

The Company's consolidated financial statements reflect the financial results of the AllCare Nursing business for the fiscal years 2006 (through April 22, 2005 the date of disposition), 2005, and 2004 as a discontinued operation.

Competition

The medical staffing industry is extremely fragmented, with numerous local and regional providers nationwide providing nurses and other staffing solutions to hospitals and other health care providers. We compete with full-service staffing companies and with specialized temporary staffing agencies as well as small local and regional healthcare staffing organizations. There are three dominant healthcare staffing companies that we compete with, including Medical Staffing Network, American Mobile Nursing and Cross Country Nursing.

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

IF OUR INSURANCE COSTS INCREASE SIGNIFICANTLY, THESE INCREMENTAL COSTS COULD NEGATIVELY AFFECT OUR FINANCIAL RESULTS.

The costs related to obtaining and maintaining workers compensation, professional and general liability insurance and health insurance for healthcare providers has been increasing as a percentage of revenue. Our cost of workers compensation, professional and general liability and health insurance for healthcare providers for the fiscal years ending February 28, 2006, 2005 and 2004 was $2.1 million, $1.9 million and $2.8 million, respectively. The corresponding gross margin for the same time periods were 23.5%, 19.4% and 22.2%, respectively. If the cost of carrying this insurance continues to increase significantly, we will recognize an associated increase in costs that may negatively affect our margins. This could have an adverse impact on our financial condition and the price of our common stock.

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

As of February 28, 2006, we had $5.4 million of goodwill on our balance sheet. The goodwill represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At February 28, 2006, goodwill represented 21% of our total assets.

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

OUR ABILITY TO BORROW UNDER OUR CREDIT FACILITY MAY BE LIMITED.

We have an asset-based revolving credit line with HFG Healthco-4 LLC that currently has a maximum borrowing amount of $15.0 million. As of February 28, 2006 and February 28, 2005 we had approximately $10.5 million and $18.8 million, respectively, outstanding under the revolving credit line (of which $9.2 million was reflected in assets held for sale at February 28, 2005) with HFG Healthco-4 LLC with additional borrowing capacity of $0.4 million and $0.1 million, respectively. On April 22, 2005 we sold our AllCare Nursing business and applied approximately $13.0 million of the proceeds to repayment of our credit line. In connection with the transaction, the credit line was extended until April 2008. At that time approximately $7.1 million was outstanding and we had additional borrowing capacity of $1.8 million. Our ability to borrow under the credit facility is based upon, and thereby limited by, the amount of our accounts receivable. Any material decline in our service revenues could reduce our borrowing base, which could cause us to lose our ability to borrow additional amounts under the credit facility. In such circumstances, the borrowing availability under the credit facility may not be sufficient for our capital needs.

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

There are currently 54 staffing offices in 31 states, of which 12 are operated by the Company and 42 licensee staffing offices are operated by 31 licensees. These offices are typically small administrative offices serving a limited geographical area. The licensee offices are owned by licensees or are leased by the licensee from third-party landlords. The Company believes that it will be able to renew or find adequate replacement offices for all of the leases of the staffing offices leased by it which are scheduled to expire within the next twelve months at comparable costs to those currently being incurred.

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

Transportation Insurance Company, Continental Casualty Company and CNA Claim Plus, Inc. v. ATC Healthcare Services, Inc. and ATC Healthcare, Inc. (United States District Court for the Eastern District of New York No. CV 04-4323). Plaintiff insurance companies (collectively "CNA") filed this action in 2004 to recover insurance premiums, claims reimbursements, claims handling fees, taxes and interest alleged to be owed by the Company and by its wholly-owned subsidiary ATC Healthcare Services, Inc. (collectively the "Company") to CNA under 1999-2003 workers compensation insurance programs. CNA seeks over $3 million in damages, "subject to change as additional claims are paid under the policies, as future computations are undertaken, and as additional claim reimbursement and claim service billings are prepared." Following an analysis and accounting by the Company's expert of whether CNA properly dispatched its claim-handling duties and whether its invoices were fair and reasonable, the Company has counterclaimed that CNA mishandled claims, overstated invoices, and in fact owes the Company a substantial sum of money. The parties will be submitting the dispute to mediation in June 2006. If the mediation does not result in a settlement, fact discovery is scheduled to be completed in the fall of 2006 with a trial expected in early 2007. At the present stage of the litigation, the Company is unable to accurately predict the likelihood of an unfavorable outcome to this lawsuit, and is unable to make a reasonable estimate of possible loss or range of loss or of a possible gain on its counterclaims.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------


Not applicable.

PART II.
ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY,
                  --------------------------------------
                  RELATED STOCKHOLDER MATTERS AND ISSUER
                  --------------------------------------
                  PURCHASES OF EQUITY SECURITIES
                  ------------------------------

(A)               Market Information

The Company has outstanding two classes of common equity securities: Class A Common Stock and Class B Common Stock. In March 2002, the Company's Class A Common Stock commenced trading on the American Stock Exchange under the symbol "AHN".

The following table sets forth, the high and low sale prices for the Class A Common Stock for each quarter during the two fiscal years ended February 28, 2006, as reported by the American Stock Exchange.

--------------------------------------------------------------------------------
Fiscal Year ended February 28, 2005             High                 Low
--------------------------------------------------------------------------------
1st quarter ended May 31, 2004            $0.64               $0.50
--------------------------------------------------------------------------------
2nd quarter ended August 31, 2004         $0.59               $0.25
--------------------------------------------------------------------------------
3rd  quarter ended November 30, 2004      $0.64               $0.41
--------------------------------------------------------------------------------
4th quarter ended February 28, 2005       $0.52               $0.26
--------------------------------------------------------------------------------

Fiscal Year ended February 28, 2006             High                  Low
--------------------------------------------------------------------------------
1st quarter ended May 31, 2005            $0.46               $0.28
--------------------------------------------------------------------------------
2nd quarter ended August 31, 2005         $0.43               $0.22
--------------------------------------------------------------------------------
3rd quarter ended November 30, 2005       $0.50               $0.29
--------------------------------------------------------------------------------
4th quarter ended February 28, 2006       $0.46               $0.31
--------------------------------------------------------------------------------


There is no established public trading market for the Company's Class B Common Stock, which has ten votes per share and upon transfer is convertible automatically into one share of Class A Common Stock, which has one vote per share.



(B)      Holders

As of February 28, 2006, there were approximately 287 holders of record of Class A Common Stock (including brokerage firms holding stock in "street name" and other nominees) and 358 holders of record of Class B Common Stock.



(C)      Dividends

The Company has never paid any dividends on its shares of Class A or Class B Common Stock. The Company does not expect to pay any dividends for the foreseeable future as all earnings will be retained for use in its business.

(D)      Securities Authorized for Issuance Under Equity Compensation Plans


Plan Category   Number of Securities to be     Weighted-Average       Number of Securities Remaining
                issued Upon Exercise           Exercise Price of      Available for Future Issuance
                of Outstanding Options,        Outstanding            under Equity Compensation
                Warrants and Rights            Options, Warrants      Plans (excluding securites
                (column (a))                   and Rights             reflected in column (a))

--------------  ----------------------------   --------------------   ----------------------------------
Equity
compensation
plans approved
by
security
holders                           3,726,882    $             0.59                             2,039,235
--------------  ----------------------------   --------------------   ----------------------------------

Equity
compensation
plans not
approved by
security
holders (1)                         400,000    $             1.02                             2,600,000
--------------  ----------------------------   --------------------   ----------------------------------

Total                             4,126,882    $             0.63                             4,639,235
--------------  ----------------------------   -------------------    ----------------------------------


(1) During fiscal 2001, the Company adopted a stock option plan (the "2000 Stock Option Plan") under which an aggregate of three million shares of common stock are reserved for issuance. Both key employees and non-employee directors, except for members of the compensation committee, are eligible to participate in the 2000 Stock Option Plan.

(E)      Recent Sales of Unregistered Securities

The following is certain information concerning the sale by the Company of securities which were not registered under the Securities Act of 1933 during the fiscal year ended February 28, 2006. Those sales were made under the exemption from registration contained in Section 4(2) of the Securities Act and Rule 152 of the Securities and Exchange Commission issued under that Section.

On April 19, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Under the Agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of our Class A Common Stock for a total purchase price of up to $5.0 million. For each share purchased, Cornell must pay us 97% of the lowest closing bid price during the five consecutive trading days immediately following the notice date. Further, we must pay Cornell 5% of the proceeds of the sale.

Upon execution of the Standby Equity Distribution Agreement, we issued a Convertible Debenture in the principal amount of $0.14 million to Cornell Capital Partners as a commitment fee. We retired the Debenture in Fiscal 2006.

In November 2004 our registration statement covering the resale by Cornell Capital Partners, of shares that it purchases from us under the Agreement became effective. We amended the registration statement in November 2005 to update the information in it.

From time to time since November 2004 we have issued promissory notes to Cornell Capital Partners to evidence loans made to us by Cornell, the proceeds of which we have used to fund our general working capital needs. It has been contemplated that those Notes would be repaid from the proceeds of sales of Class A Common Stock to Cornell under the Standby Equity Distribution Agreement. During the fiscal year ended February 28, 2006, we sold to Cornell Capital Partners 5,615,512 shares under the Agreement and the Convertible Debenture for purchase prices between $0.18 and $0.41 per share. We used the proceeds from the sales to reduce our promissory note obligation to Cornell Capital Partners and fund current operations.

At February 28, 2006 the amount remaining available under the agreement was $2.5 million.

ITEM 6.
-------

SELECTED FINANCIAL DATA (in thousands, except per share data)
-------------------------------------------------------------

The following table provides selected historical consolidated financial data of the Company as of and for each of the fiscal years in the five year period ended February 28, 2006 and reflects the results of operations and net assets of the AllCare Nursing business as discontinued operations for the periods presented. The data has been derived from the Company's audited financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" which is contained in this report.



                                        Feb 28, 2006  Feb 28, 2005  Feb 29, 2004  Feb 28, 2003  Feb 28, 2002

CONSOLIDATED OPERATIONS DATA:
(all amounts in thousands except per
 share data)
Revenues:                               $    71,528   $    67,937   $    81,210   $    98,877   $    94,482
                                         -----------   -----------   -----------   -----------   -----------

Loss from continuing operations              (1,755)       (8,459)       (7,872)       (5,010)        1,075
                                         -----------   -----------   -----------   -----------   -----------
(Loss) Income from discontinued
 operations                                    (577)       (1,945)        1,692         2,177         2,518
                                         -----------   -----------   -----------   -----------   -----------

Net (loss) income                       $    (2,332)  $   (10,404)  $    (6,180)  $    (2,833)  $     3,593
                                         -----------   -----------   -----------   -----------   -----------

(Loss) income Earnings Per Share:
(Loss) income  from continuing
 operations:
(Loss) income per common share Basic    $     (0.06)  $     (0.34)  $     (0.32)  $     (0.21)  $      0.04
                                         -----------   -----------   -----------   -----------   -----------
(Loss) income per common share Diluted  $     (0.06)  $     (0.34)  $     (0.32)  $     (0.21)  $      0.04
                                         -----------   -----------   -----------   -----------   -----------
(Loss) income from discontinued
 operations:
(Loss) income per common share Basic    $     (0.02)  $     (0.08)  $      0.07   $      0.09          0.11
                                         -----------   -----------   -----------   -----------   -----------
(Loss) income per common share Diluted  $     (0.02)  $     (0.08)  $      0.07   $      0.09          0.11
                                         -----------   -----------   -----------   -----------   -----------
Net (loss):
(Loss) per common share Basic           $     (0.08)  $     (0.42)  $     (0.25)  $     (0.12)  $      0.15
                                         -----------   -----------   -----------   -----------   -----------
(Loss) per common share Diluted         $     (0.08)  $     (0.42)  $     (0.25)  $     (0.12)  $      0.15
                                         -----------   -----------   -----------   -----------   -----------

Weighted Average common shares
 outstanding:
   Basic                                     31,955        25,113        24,468        23,783        23,632
   Diluted                                   31,955        25,113        24,468        23,783        23,632


CONSOLIDATD BALANCE SHEET DATA:

Total Assets                            $    25,196   $    23,211   $    29,195   $    33,007   $    27,831
Long-term debt and other liabilities         10,848         9,026        20,320        22,363        20,206
Total Liabilities                            20,307        30,590        31,029        32,437        27,041
Stockholders' equity (deficiency)             3,682        (5,186)        5,053        10,546        13,220
Total Assets Held for Sale                       --        37,098        45,532        45,608        47,498
Long-term debt and other non-current
 liabilities held  for sale                      --        21,108        35,424        34,799        31,650
Total Liabilities held for sale                  --        33,768        37,578        36,411        36,747


Prior to the Company purchasing AllCare Nursing in January 2002, AllCare Nursing was a Licensee of the Company for the twelve months ended February 28, 2002.

ATC Healthcare, Inc. did not pay any cash dividends on its common stock during any of the periods set forth in the table above.
Amortization expense of $533 was included in fiscal year 2002 net income.
Fiscal 2002 included loss on extinguishment of debt of $854.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  -------------------------------------------------


CONDITION AND RESULTS OF OPERATIONS
-----------------------------------


RESULTS OF OPERATIONS

Management's discussion of results of operations below accounts for the sale of the Company's AllCare Nursing business which occurred on April 22, 2005 as a discontinued operation for the Fiscal years discussed.

Comparison of Year ended February 28, 2006 ("FISCAL 2006") to Year Ended February 28, 2005 ("FISCAL 2005").

Revenues: In the fiscal year ended February 28, 2006, revenue increased 5.3% to $71.5 million as compared to revenue for Fiscal 2005 of $67.9 million. For fiscal year ended February 28, 2006 we sold nine new licensees and closed two Company owned stores as compared to Fiscal 2005 when we opened one Company owned store, sold nine licensees and closed five Company owned stores. In addition, four and seven licensees closed for the years ended February 28, 2006 and 2005, respectively. Office revenue for locations open during the last two fiscal years increased $1.1 million. Since late Fiscal 2006 there has been an increase in demand for temporary nurses. The Company believes that the increase in demand for temporary nurses will continue in fiscal 2007. If demand for temporary nurses was to decline our ability to continue operations could be jeopardized.

Service Costs: Service costs were 76.5% of total revenues in Fiscal 2006 as compared to 80.6% of total revenues in Fiscal 2005. The decrease in the percentage in service costs can be attributed to the Company being able to negotiate more favorable terms for its malpractice and general liability insurance as well as lower worker compensation losses due to the Company's new risk management controls. Service costs represent the direct costs of providing services to patients or clients, including wages, payroll taxes, travel costs, insurance costs, the cost of medical supplies and the cost of contracted services.

General and Administrative Expenses: General and administrative expenses were $15.8 million in Fiscal 2006 as compared to $17.0 million in Fiscal 2005. General and administrative costs, expressed as a percentage of revenues, were 22.1% and 25.1% for Fiscal 2006 and Fiscal 2005 respectively. The reduction in general and administrative expenses in Fiscal 2006 is the result of initiatives undertaken by the Company in late Fiscal 2005 to reduce the size of or close marginally performing offices and to reduce back office support staff.

Depreciation and Amortization: Depreciation and amortization expenses relating to fixed assets and intangible assets was $0.5 million in fiscal 2006 as compared to $0.7 million in fiscal 2005. The reduction in the current year is due to certain depreciable assets being fully depreciated as well as certain customer lists from acquisitions being fully amortized in the prior year.

Office Closing and Restructuring Charge: For fiscal 2005 the Company recorded an impairment to goodwill and other intangibles in the amount of $1.4 million. The Company did not record a restructuring charge in Fiscal 2006.

Through February 28, 2006, the Company has paid $0.8 million of severance and other costs associated with the office closings. As of February 28, 2006 the Company's accounts payable and accrued expenses included less than $0.1 million of remaining costs accrued mainly for lease costs which will be paid through the term of the related leases which expire at various dates through January 2007. In the third quarter of fiscal 2005, the Company recorded a goodwill impairment of $0.4 million and in the fourth quarter of fiscal 2005 the Company recorded a goodwill impairment of $0.9 million and an impairment of other intangibles of $0.1 million associated with offices closed during the year.

Interest Expense, net: Interest expense, net was $2.2 million and $2.2 million in Fiscal 2006 and 2005 respectively. Interest for Fiscal 2006 was impacted by the increased interest rates associated with its revolving line of credit and decline in the principal balances of notes payable.

Other Income, net: Other income was less than $0.1 million during fiscal 2006 as compared to $0.9 million in fiscal 2005. Other income in 2005 was generated by sale of Licensee rights to new Licensees for approximately $0.5 million and the settlement of various disputes with the Company's Atlanta Licensee for net proceeds of approximately $0.4 million.

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

Provision (Benefit) for Income Taxes: For Fiscal 2006 the Company recorded an expense for income taxes of $0.1 million on a pretax loss of $1.7 million. As compared to recording an income tax expense of $3.5 million on a pretax loss of $4.9 million in Fiscal 2005. The current provision provides for state and local income taxes representing minimum taxes due to certain states. The Fiscal 2005 provision provides for state and local income taxes representing minimum taxes due to certain states as well as the reduction in deferred taxes of $0.9 million that pertains to the reversal of the TLC Guarantee and a $2.5 million valuation allowance.

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

Discontinued Operations:

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

AllCare Nursing had a loss from operations for the year ended February 28, 2006 of approximately $.6 million. This compares to a loss from operations for the year ended February 28, 2005 of approximately $1.9 million which includes a goodwill impairment charge of $3.8 million. Net sales for All Care nursing declined from $37.8 million in fiscal 2005 to $5.5 million for Fiscal 2006 or 85.5%. As the sale was consummated on April 22, 2005, the decrease was primarily due to the 2006 period representing approximately one sixth the number of days comprising a normal fiscal year reporting period.

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

The components of the charges are as follows:

--------------------------------------------------------------------------------
         Components              Amount (in thousands)     Amount (in thousands)
--------------------------------------------------------------------------------
                                     Fiscal 2005               Fiscal 2004
--------------------------------------------------------------------------------
Write-off of fixed assets                  -                      $892
--------------------------------------------------------------------------------
Write-off of related goodwill            $1,431                    889
--------------------------------------------------------------------------------
Severance costs and other benefits         -                       608
--------------------------------------------------------------------------------
Other                                      -                       200
                                                                   ---
--------------------------------------------------------------------------------
Total Restructuring Charge               $1,431                 $2,589
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

Interest Expense, net: Interest expense, net was $2.2 million and $1.9 million in Fiscal 2005 and 2004 respectively. Interest expense increased $0.3 million in Fiscal 2005 from Fiscal 2004 primarily due to interest costs associated with the Company's term loan facility and to increased interest rates associated with its revolving line of credit.

Other Income, net: Other income was $0.9 million during fiscal 2005 as compared to $0.1 million in fiscal 2004. Other income in 2005 was generated by sale of Licensee rights to new Licensees for approximately $0.5 million and the settlement of various disputes with the Company's Atlanta Licensee for net proceeds of approximately $0.4 million.

Provision Related to TLCS Guarantee: In Fiscal 2005 and 2004, the Company was contingently liable on $2.3 million of obligations owed by TLCS which was payable over eight years. The assets of TLCS were sold by the bankruptcy court and the Company was advised that the sale price was sufficient to cover the claims of TLCS creditors. At November 30, 2004 the Company reversed the provision for such guarantee.

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

Discontinued Operations:

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

Cash used in operating activities was $6.0 million during the year ended February 28, 2006 as compared to cash provided by operating activities of $3.5 million and cash used in operating activities of $0.4 million for the years ended February 28, 2005 and February 29, 2004 respectively. Cash provided by investing activities was $4.0 million during the year ended February 28, 2006 compared to cash used in investing activities of $0.1 million and cash used in investing activities of $0.1 million during the year ended February 28, 2005 and February 29, 2004, respectively. Cash provided by financing activities was $1.9 million in Fiscal 2006 as compared to cash used in financing activities of $3.0 million in Fiscal 2005 and Cash provided by financing activities of $0.5 in Fiscal 2004.

Cash used in operating activities during Fiscal 2006 was primarily used to fund the growth in accounts receivable due to the increase in revenue, fund the collateral requirements in the Company's self funded workers compensation plan and fund discontinued operations. Cash provided by operating activities during Fiscal 2005 was mainly due to collections on accounts receivable in the AllCare Nursing business due to a decline in sales in that business. Cash used in operating activities during Fiscal 2004 was primarily used to fund our workers compensation plan. Cash provided by investing activities during Fiscal 2006 was due to the sale of the Allcare business and cash used in investing activities during Fiscal 2005 and 2004 was mainly used on capital expenditures. Cash provided by financing activities during the year ended February 28, 2006 of $1.9 million was primarily from the sale of convertible notes. Cash used by financing activities in Fiscal 2005 was primarily used to pay down the revolving credit facility with HFG Healthco-4LLC. Cash provided by financing activities in Fiscal 2004 was mainly from borrowings under the Company credit facility.

The Company entered into a Financing Agreement, as amended with a lending institution, HFG Healthco-4, whereby the lender agreed to provide a revolving credit facility and term loan facility. The revolving credit facility was for up to $35 million, but was amended in connection with the sale of AllCare on April, 22, 2005, reducing the amount of the facility to $15 million. Subsequently on November 7, 2005 the facility further amended to modify certain financial ratio covenants as of November 30, 2005 and increasing availability from 80% of receivables to 85%, and extending the revolving loan term from April 2008 to November 2008. As amended, availability under the credit facility is based on a formula of eligible receivables as defined in the Financing Agreement. On April 22, 2005 in connection with the sale of AllCare, the liability due on the Company's revolving line of credit was paid down by the amount of $12,123 and the outstanding term loan balance of $1,888 was extinguished.

Interest accrues at rate of 5.41% over LIBOR on the revolving credit facility and accrued at a rate of 6.37% over LIBOR on the term loan facility until its termination on April 22, 2005. An annual fee of 0.5% is required based on any unused portion of the total loan availability. The agreement contains various restrictive covenants that, among other requirements, restrict additional indebtedness. The covenants also require the Company to meet certain financial ratios. As of February 28, 2006 and February 29, 2005 the outstanding balance on the revolving credit facility was $10,516 and $18,772, respectively. At February 28, 2005, the outstanding balances on the revolving credit facility and the term loan included in liabilities held for sale was $9,112 and $2,073, respectively.

On July 14, 2004, October 13, 2004, January 14, 2005, June 8, 2005, and October 14, 2005 amendments to the revolving credit facility were entered into modifying certain financial ratio covenants as of May 31, 2004, August 31, 2004, November 30, 2004, February 28, 2005, June 30, 2005 and August 31, 2005 respectively.

On June 8, 2005, the modifications in the revolving credit facility required the Company to have new covenants in place by June 30, 2005. At that time the Company was in negotiations with the lending institutions on new covenants for the facility, but those covenants had not been finalized. As such, the Company would have not been in compliance with the existing covenants after February 28, 2005. Accordingly, at February 28, 2005 the amount due under the revolving credit facility was included in current liabilities.

The Company had working capital of $9.5 million at February 28, 2006, as compared to a working capital deficiency of $8.2 million at February 28, 2005.

We anticipate that capital expenditures for furniture and equipment, including improvements to our management information and operating systems during the next twelve months will be approximately $0.4 million.

Operating cash flows have been our primary source of liquidity, but historically they have not been sufficient to fund our working capital, capital expenditures, and internal business expansion and debt service. Our cash flow has been aided by the use of funds from the Standby Equity Distribution Agreement with Cornell Capital Partners, a loan to the Company by the wife of one of the executive officers of the Company, our sale of convertible debentures, our sale of our AllCare Nursing business, and our revolving loan facility. We believe that our capital resources are sufficient to meet our working capital requirements for the next twelve months. Our existing cash and cash equivalents are not sufficient to sustain our operations for any length of time, however, we expect to meet our future working capital, capital expenditure, internal business expansion, and debt service from a combination of operating cash flows and funds available under the $15 million revolving loan facility and under the Agreement with Cornell.

We do not have enough capital to operate the business without our revolving loan facility. It is likely that we will also use additional funds from the Standby Equity Distribution Agreement with Cornell Capital Partners, as available. If our financing facility became unavailable to us we would have to look to alternative means such as the sale of stock or the sale of certain assets to finance operations. There can be no assurance that additional financing will be available if required, or, if available, will be available on satisfactory terms.

On April 19, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Pursuant to the Agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $5,000,000. For each share of common stock purchased under the Agreement, Cornell Capital Partners will pay us 97% of the lowest closing bid price of the common stock during the five consecutive trading days immediately following the notice date. Further, we have agreed to pay Cornell Capital Partners 5% of the proceeds that we receive under the Agreement. The Agreement is subject to us maintaining an effective S-1 registration statement. In November 2004, the Securities and Exchange Commission declared our S-1 effective. In November 2005 we updated the information in the S-1. We issued 5,455,512 shares to Cornell Capital during Fiscal 2006 at sales prices of $0.18 to $0.41 per share. The Company received proceeds of $1.6 million net of expenses. From time to time we have issued promissory notes to Cornell Capital Partners to evidence loans made to us by Cornell, the proceeds of which were used to fund our general working capital needs. The proceeds from these sales under the Agreement were used to repay the promissory notes due to Cornell.

INDEBTEDNESS AND CONTRACTUAL OBLIGATIONS OF THE COMPANY

The following are contractual cash obligations of the Company at February 28, 2006 :

Payments due by period (amounts in thousands):

                            Less than  1-2    3-4
                    Total   One Year  Years  Years      Thereafter
------------------------------------------------------------------
Bank Financing    $10,516  $      -   $  -   $ 10,516   $       -
Debt                1,879     1,629    250          -           -
Operating leases    2,740       702    674        967         397
                  ------------------------------------------------
Total             $15,135  $  2,331   $924   $ 11,483   $     397
==================================================================

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

Revenue Recognition
A substantial portion of the Company's service revenues are derived from a unique form of franchising under which independent companies or contractors ("licensees") represent the Company within a designated territory. These licensees assign Company personnel, including registered nurses and therapists, to service clients using the Company's trade names and service marks. The Company pays and distributes the payroll for the direct service personnel who are all employees of the Company, administer all payroll withholdings and payments, bill the customers and receive and process the accounts receivable. The revenues and related direct costs are included in the Company's consolidated service revenues and operating costs. The licensees are responsible for providing an office and paying related expenses for administration, including rent, utilities and costs for administrative personnel. The Company pays a monthly distribution or commission to Company's domestic licensees based on a defined formula of gross profit generated. Generally, the Company pays a licensee approximately 55% (60% for certain licensees who have longer relationships with us). There is no payment to the licensees based solely on revenues. For Fiscal 2006, 2005 and 2004, total licensee distributions were approximately $6,069, $6,000 and $9,600, respectively, and are included in the general and administrative expenses.

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

In accordance with SFAS 142 the Company tested goodwill impairment at the end of the third and fourth quarters of Fiscal 2006 and 2005. The Company wrote off $0.4 million of goodwill in the third quarter of 2005 and an additional $1.0 million of goodwill in the fourth quarter of 2005 associated with the closing of offices which were acquired through acquisitions. In addition to those write offs, the Company recorded a goodwill impairment of $3.8 million as of February 28, 2005, to discontinued operations which represents the difference in the sales price of AllCare Nursing at February 28, 2005 and the value of the net assets including goodwill which the Company had on its financial statements as of that date. When performing this test, the Company reviewed the current operations of the ongoing offices. In addition, The Company reviewed the anticipated cash flows of each acquisition. The goodwill remaining at the end of Fiscal 2006 is made up of various acquisitions all of which have continued to provide positive cash flow. The Company utilized the following methodologies for evaluating impairment of goodwill: The income approach discounted cash flow method, where the value of the subject investment is equal to the present value of the cash flow streams that can be expected to be generated by the Company in the future and the market approach merger and acquisition method where the value of the subject investment is determined from transactions involving mergers and acquisitions of comparable companies. Based on the impairment testing, the Company determined that no additional write-off of goodwill was required.

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

FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K/A constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. From time to time, the Company also provides forward-looking statements in other materials it releases to the public as well as oral forward-looking statements. These statements are typically identified by the inclusion of phrases such as "the Company anticipates", "the Company believes" and other phrases of similar meaning. These forward looking statements are based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements expressed or implied by such forward-looking statements. The potential risks and uncertainties which would cause actual results to differ materially from the Company's expectations include, but are not limited to, those discussed in the section entitled "Business - Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q to be filed by the Company in the fiscal year 2007.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity: The Company's primary market risk exposure is interest rate risk. The Company's exposure to market risk for changes in interest rates relates to its debt obligations under its Credit Facility described above. Under the Credit Facility, the weighted average interest rate is 10.05% At February 28, 2006, drawings on the Facility were $10.5 million. Assuming variable rate debt at February 28, 2006, a one point change in interest rates would impact annual net interest payments by $105 thousand. The Company does not use derivative financial instruments to manage interest rate risk.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------------------------------------------

ATC HEALTHCARE, INC. AND SUBSIDIARIES
-------------------------------------

INDEX
-----

                                                                           Page
                                                                           ----
Report of Independent Registered Public Accounting Firm                     F-1

CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as of
      February 28, 2006 and February 28, 2005                               F-2

     Consolidated Statements of Operations
      for the Fiscal Years ended February 28, 2006, February 28, 2005
      and February 29, 2004                                                 F-3

     Consolidated Statements of Stockholders' Equity (Deficiency)
      for the Fiscal Years ended February 28, 2006, February 28, 2005
      and February 29, 2004                                                 F-4

     Consolidated Statements of Cash Flows
      for the Fiscal Years ended February 28, 2006, February 28, 2005
      and February 29, 2004                                                 F-5

     Notes to Consolidated Financial Statements                             F-6

FINANCIAL STATEMENT SCHEDULE FOR THE FISCAL YEARS ENDED February 28, 2006,
  February 28, 2005 and February 29, 2004


     II - Valuation and Qualifying Accounts                                F-29

All other schedules were omitted because they are not required, not applicable or the information is otherwise shown in the financial statements or the notes thereto.

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


To the Board of Directors
ATC HEALTHCARE, INC.

We have audited the accompanying consolidated balance sheets of ATC Healthcare, Inc. and Subsidiaries as of February 28, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended February 28, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ATC Healthcare, Inc. and Subsidiaries as of February 28, 2006 and 2005 and the results of their operations and their cash flows for each of the years in the period ended February 28, 2006 in conformity with U.S. generally accepted accounting principles.

The information included on Schedule II is the responsibility of management, and although not considered necessary for a fair presentation of financial position, results of operations, and cash flows is presented for additional analysis and has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements. In our opinion, the information included on
Schedule II relating to the years ended February 28, 2006, February 28, 2005 and February 29, 2004 are fairly stated in all material respects, in relation to the basic consolidated financial statements taken as a whole. Also, such schedule presents fairly the information set forth therein in compliance with the applicable accounting regulations of the Securities and Exchange Commission.



   GOLDSTEIN GOLUB KESSLER LLP

   New York, New York
   April 28, 2006

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

-------------------------------------------------------------------------------------------------------
                                                                                    February   February
                                                                                      28,        28,
ASSETS                                                                               2006       2005
-------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
     Cash and cash equivalents                                                     $    984   $  1,042
     Accounts receivable, less allowance for doubtful accounts of
           $247 and $464, respectively.                                              11,777     10,022
     Prepaid expenses and other current assets                                        6,168      4,416
     Current assets held for sale                                                         -     10,567
                                                                                   --------------------
               Total current assets                                                  18,929     26,047
                                                                                   --------------------

     Fixed assets, net                                                                  207        450
     Intangibles                                                                        411        616
     Goodwill                                                                         5,357      5,397
     Other assets                                                                       292      1,268
     Non-current assets held for sale                                                     -     26,531
                                                                                   --------------------
               Total assets                                                        $ 25,196   $ 60,309
                                                                                   ====================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):
CURRENT LIABILITIES:
     Accounts payable                                                              $  1,691   $  2,170
     Accrued expenses                                                                 5,062      5,431
     Book overdraft                                                                   1,077      1,489
     Current portion of notes payable (including $1,100 and $1,330
     from related parties as of February 28, 2006 and 2005)                           1,629      2,814
     Due under bank financing                                                             -      9,660
     Current liabilities held for sale                                                    -     12,660
                                                                                   --------------------
               Total current liabilities                                              9,459     34,224

     Notes payable (including $250 and $500 from related parties as of
       February 28, 2006 and 2005)                                                      250      8,849
     Due under bank financing                                                        10,516
     Other liabilities                                                                   82        177
     Non-current liabilities held for sale                                                -     21,108
                                                                                   --------------------
               Total liabilities                                                     20,307     64,358
                                                                                   --------------------


Commitments and contingencies

Convertible Series A Preferred Stock ($.01 par value 4,000 shares authorized,
2,000 shares issued and outstanding at February 28, 2006
and February 28, 2005)                                                                1,207      1,137
                                                                                   --------------------

STOCKHOLDERS EQUITY (DEFICIENCY):
     Convertible Series B Preferred Stock-$1.00 par value;10,000 shares authorized 4,050 shares issued and outstanding; liquidation value of
     $2,000 per share ($8,100)                                                            4

     Class A Common Stock - $.01 par value; 75,000,000 shares authorized;
     37,449,820 and 26,581,437 shares issued and outstanding at February 28, 2006
     and February 28, 2005, respectively                                                374        266

     Class B Common Stock - $.01 par value; 1,554,936 shares authorized;
     186,658 and 190,417 shares issued and outstanding February 28, 2006 and
     February 28, 2005, respectively                                                      2          2

     Additional paid-in capital                                                      25,999     14,638
     Accumulated deficit                                                            (22,697)   (20,092)
                                                                                   --------------------
               Total stockholders' equity (deficiency)                                3,682     (5,186)
                                                                                   --------------------
               Total liabilities and stockholders' equity
                (deficiency)                                                       $ 25,196   $ 60,309
-------------------------------------------------------------------------------------------------------


                 See notes to consolidated financial statements

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except earnings per share data)

--------------------------------------------------------------------------------------------------------------------
                                                                         For the Fiscal Years Ended
                                                         February 28, 2006    February 28, 2005   February 28, 2004
--------------------------------------------------------------------------------------------------------------------

REVENUES:
     Service revenues                                    $           71,528   $          67,937    $         81,210
                                                         -----------------------------------------------------------

COSTS AND EXPENSES:
     Service costs                                                   54,721              54,732              63,205
     General and administrative expenses                             15,830              17,033              19,207
     Depreciation and amortization                                      517                 700               1,419
     Office closing and restructuring charge                              -               1,431               2,589
                                                         -----------------------------------------------------------
        Total operating expenses                                     71,068              73,896              86,420
                                                         -----------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS:                                          460              (5,959)             (5,210)
                                                         -----------------------------------------------------------

INTEREST AND OTHER EXPENSES (INCOME):
     Interest expense, net                                            2,188               2,191               1,863
     Other  (income) expense, net                                       (23)               (914)               (139)
     Provision (reversal) related to TLCS guarantee                       -              (2,293)                  -
                                                         -----------------------------------------------------------
       Total interest and other expenses                              2,165              (1,016)              1,724
                                                         -----------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                  (1,705)             (4,943)             (6,934)
                                                         -----------------------------------------------------------

INCOME TAX PROVISION                                                     50               3,516                 938
                                                         -----------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS                          $           (1,755)  $          (8,459)  $          (7,872)
                                                         -----------------------------------------------------------

DISCONTINUED OPERATIONS:
  (Loss) Income from discontinued operations net of tax
   (benefit) provision of                                $             (577)  $          (1,945)  $           1,692
                                                         ------------------------------------------------------------
   0, ($1,452), and $1,053 in 2006, 2005 and 2004
    respectively.

NET LOSS                                                 $           (2,332)  $         (10,404)  $          (6,180)
                                                         -----------------------------------------------------------

DIVIDENDS ACCRETED                                                      273                  70                  67
                                                         -----------------------------------------------------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                            (2,605)            (10,474)             (6,247)
                                                         ===========================================================

(Loss) Income Earnings Per Share:
Loss from continuing operations:
(Loss) per common share Basic                            $            (0.06)  $           (0.34)  $           (0.32)
                                                         -----------------------------------------------------------
(Loss) per common share Diluted                          $            (0.06)  $           (0.34)  $           (0.32)
                                                         -----------------------------------------------------------
(Loss) income from discontinued operations:
(Loss) income per common share Basic                     $            (0.02)  $           (0.08)  $            0.07
                                                         -----------------------------------------------------------
(Loss) income per common share Diluted                   $            (0.02)  $           (0.08)  $            0.07
                                                         -----------------------------------------------------------
Net (loss):
(Loss) per common share Basic                            $            (0.08)  $           (0.42)  $           (0.25)
                                                         -----------------------------------------------------------
(Loss) per common share Diluted                          $            (0.08)  $           (0.42)  $           (0.25)
                                                         -----------------------------------------------------------

Weighted Average common shares outstanding:
   Basic                                                         31,955,483          25,113,624          24,468,000
                                                         -----------------------------------------------------------
   Diluted                                                       31,955,483          25,113,624          24,468,000
--------------------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(dollars in thousands, except share data)

--------------------------------------------------------------------------------------------------------------------------------
                                       Class B             Class A            Class B        Additional
                                  Preferred Stock       Common Stock        Common Stock      Paid-In    Accumulated
                                 Shares       Amount   Shares     Amount  Shares     Amount   Capital      Deficit        Total
--------------------------------------------------------------------------------------------------------------------------------
Balances, February 28, 2003                           23,582,552     235 256,191          3  13,679            (3,371)   10,546

Exchange of Class B for Class
 A Common Stock                                           10,774       - (10,774)         -       -                 -         -

Exercise of employee stock
 options                                                  56,500       1       -          -      16                 -        17

Issuance of shares through
 Employee Stock Purchase Plan                             55,618       1       -          -      35                 -        36


Common Stock issued for cash                             960,093      10       -                691                         701

Accrued dividends on
 Preferred stock                                                                                                  (67)      (67)

Net loss                                                       -       -       -          -       -            (6,180)   (6,180)
                                ------------------------------------------------------------------------------------------------

Balances, February 29, 2004           -            -  24,665,537     247 245,417          3  14,421            (9,618)    5,053

Exchange of Class B for Class
 A Common Stock                                           55,000       1 (55,000)        (1)      -                 -         -

Issuance of shares through
 Employee Stock
 Purchase Plan                                            13,796       1      -           -       8                 -         9


Sale of Common Stock net of
 issuance costs of $358                                1,682,104      16      -           -     160                         176


Common stock issued for services                         165,000       1      -           -      49                          50


Accrued dividends on Preferred Stock                           -       -      -           -       -               (70)      (70)


Net loss                                                       -       -      -           -       -           (10,404)  (10,404)
                                ------------------------------------------------------------------------------------------------

Balances, February 28, 2005           - $          -  26,581,437 $   266 190,417 $        2 $14,638  $        (20,092) $ (5,186)

Exchange of Class B for Class
 A Common Stock                                            3,759          (3,759)         -       -                -          -

Issuance of Series B
 Preferred shares for Debt        4,050            4                                          8,096                       8,100

Common Stock issued on the
 conversion of debt
 (net of issuance costs of $173)                       9,909,379      99       -          -   2,898                 -     2,997


Sale of Common Stock (net of
 issuance costs of $16)                                  844,359       8                        241                 -       249


Interest satisfied by common
 stock issuances                                         110,886       1       -          -      28                          29

Issuance of common stock
 warrants                                                                                        98                          98

Accrued dividends on
 Preferred Stock                                               -       -       -          -       -              (273)     (273)

Net loss                                                       -       -       -          -       -            (2,332)   (2,332)
                                ------------------------------------------------------------------------------------------------

Balances, February 28, 2006       4,050 $          4  37,449,820 $   374 186,658 $        2 $25,999  $        (22,697) $  3,682
--------------------------------================================================================================================

                 See notes to consolidated financial statements

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

------------------------------------------------------------------------------------------------------
                                                                   For the Fiscal Years Ended
                                                               February 28, February 28, February 29,
                                                                   2006        2005         2004
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                   $    (2,332)  $  (10,404) $     (6,180)
    Income (Loss) on discontinued operations                   $      (577)  $   (1,945) $      1,692
                                                               ---------------------------------------
    Net loss on continuing operations                          $    (1,755)  $   (8,459) $     (7,872)

    Adjustments to reconcile net loss to net cash provided by
     (used in) operations:
             Depreciation and amortization                              517         700         1,419
             Amortization of debt financing costs                        50         284           267
             Amortization of discount on convertible debenture                       40
             In kind interest                                           124
             Fair value of warrants issued                               98
             Provision for doubtful accounts                           (217)        188          (543)
             Provision (reversal) related to TLCS guarantee                      (2,293)            -
             Deferred income taxes                                                3,477           838
             Impairment of fixed assets                                                           892
             Impairment of goodwill                                      40       1,431           889

    Changes in operating assets and liabilities, net of
     effects of acquisitions:
             Accounts receivable                                     (1,538)      1,050         2,257
             Prepaid expenses and other current assets               (1,650)        323        (1,602)
             Other assets                                               976        (765)          (34)
             Accounts payable and accrued expenses                   (1,051)       (140)        1,075
             Other long-term liabilities                                (95)       (330)          293
             Net cash provided by discontinued operations            (1,450)      8,021         1,742
                                                               ---------------------------------------
                  Net cash (used in) provided by operating
                   activites                                         (5,951)      3,527          (379)
                                                               ---------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                (69)        (77)         (243)
    Acquisition of businesses                                                                     150
    Net cash used in discontinued operations                          4,089                       (20)
                                                               ---------------------------------------
                  Net cash (used in) provided by investing
                   activities                                         4,020         (77)         (113)
                                                               ---------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of borrowings of notes and capital lease
     obligation                                                        (709)        767        (3,851)
    Repayment of term loan facility                                     856      (1,568)       (1,363)
    Issuance of notes payable                                                     1,500
    (Decrease) increase in book overdraft                              (412)       (753)         (338)
    Debt financing costs                                               (152)        (67)          (87)
    Issuance of common and preferred stock, net of issuance
     costs of $16 in 2006                                               249         185         1,157
    Costs related to issuance of common stock                          (173)
    Borrowings under new credit facility                                            800         1,838
    Issuance of convertible notes and warrants                        2,100         590
    Net cash provided by (used in) discontinued operations              114      (4,405)        3,094
                                                               ---------------------------------------
                   Net cash (used in) provided by financing
                    activities                                        1,873      (2,951)          450
                                                               ---------------------------------------
NET INCREASE (DECREASE) IN CASH                                         (58)        499           (42)
                                                               =======================================
------------------------------------------------------------------------------------------------------
CASH, BEGINNING OF YEAR                                               1,042         543           585
------------------------------------------------------------------------------------------------------
CASH, END OF YEAR                                              $        984   $   1,042   $       543
------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
(Continued)

------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DATA:
------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
     Interest Paid                                             $      3,349   $   2,844   $     2,490
     Taxes Paid                                                $         20   $     100   $        43


     Shares issued for future services                         $          -   $      50   $         -
     Conversion of debt to common stock                        $      3,170   $       -   $         -
     Conversion of debt to Preferred Class B                   $      8,100   $       -   $         -
     Forgiveness of Debt                                       $     17,344   $       -   $         -
     Dividends                                                 $        273   $      70   $        67
------------------------------------------------------------------------------------------------------


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

The Company has shown losses from operations for the past three years and, until the conversion of $8.1 million of debt to Preferred B Stock on August 31, 2005, had a stockholders' deficiency. As of February 28, 2006 the company had stockholders' equity of $3.7 million. Management has a plan whereby they will continue to reduce costs while adding licensees, which it believes, will return the Company to profitability.

On April 22, 2005, the Company sold substantially all of the assets and liabilities of its AllCare Nursing Services business, which consisted primarily of goodwill and accounts receivable, to Onward Healthcare, Inc. ("Onward") see
Note 4 (Discontinued Operations). Accordingly, the Company's Financial Statements at February 28, 2005 reflect the related assets and liabilities of operations as Assets and Liabilities Held For Sale in the accompanying balance sheets and Discontinued Operations in the accompanying statement of operations presented.

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

For Fiscal 2006, 2005 and 2004, total licensee staffing distributions net of discontinued operations were approximately $6,069, $6,000 and $6,600 respectively, and are included in general and administrative expenses.

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

Revenues generated from the sales of licenses and initial licensee fees are recognized upon signing of the license agreement, if collectibility of such amounts is reasonably assured, since the Company has performed substantially all of its obligations under its licensee agreements by such date. In circumstances where a reasonable basis does not exist for estimating collectability of the proceeds of the sales of licensees and initial license fees, such amounts are deferred and recognized as collections are made, or until such time that collectability is reasonably assured. The Company does not have recurring fees from its licensees. The Company recorded revenue from licensee fees of $501, $935 and $448 for fiscal 2006, 2005 and 2004 respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities in the consolidated financial statements. Actual results could differ from those estimates. The most significant estimates relate to the collectability of accounts receivable, obligations under workers' compensation and valuation allowances on deferred taxes.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards Board ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets , long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company periodically reviews its fixed assets to determine if any impairment exists based upon projected, undiscounted net cash flows of the Company. As of February 28, 2006 the Company believes that no impairment of long-lived assets exists. During fiscal 2004, the Company charged operations $892 for fixed assets that were impaired.

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

In accordance with SFAS 142, the Company performed a transitional impairment test as of March 1, 2002 and its annual impairment test at the end of each year for its unamortized goodwill. As a result of the impairment tests performed, the Company charged operations $40 for the year ended February 28, 2006 and $5,274 (of which $3,843 pertains to discontinued operations) and $889 for the years ended February 28, 2005 and February 29, 2004, respectively, for goodwill and intangibles the Company determined was impaired. No other impairment was noted at the date of the adoption of SFAS 142 or at February 28, 2006, February 28, 2005 and February 29, 2004. During fiscal 2006 the Company's net goodwill decreased by $40 as a result of the impairment charge. During fiscal 2005, the Company's net goodwill decreased by $5,172 and the Company's net intangibles decreased by $102 as a result of impairment charges. During fiscal 2004, the Company's net goodwill decreased by $1,193 as a result of an impairment charge of $889 and $304 of final purchase price allocations.

Goodwill and other intangibles are as follows:

-------------------------------------------------------------------------------------------------------------
Goodwill and other Intangibles
                                   February 28, 2006              February 28, 2005
-------------------------------------------------------------------------------------------------------------
                             Gross Carrying  Accumulated   Gross Carrying  Accumulated       Amortization
                             --------------  -----------   --------------  -----------       ------------
                                Amount       Amortization     Amount       Amortization         Period
                                ------       ------------     ------       ------------         ------
Goodwill                     $       5,357   $         -   $       5,397   $         -           none
Covenants not to compete               500           307             500           235            10
Other intangibles                      674           456             674           323           3-10
                             ----------------------------------------------------------
  Subtotal                           6,531           763           6,571           558
Included in assets held for
 sale                                    -             -          28,415         1,965
                             ----------------------------------------------------------
                             $       6,531   $       763   $      34,986   $     2,523
                             ==========================================================
-------------------------------------------------------------------------------------------------------------

Included in assets held for sale at February 28, 2005 is $21,689 of Goodwill.

Amortization expense was $205, $279 and $273 for fiscal years 2006, 2005 and 2004, respectively. Amortization in assets held for sale was $665 for both fiscal years 2005 and 2004.

Estimated amortization expense for the next four fiscal years is as follows:

                              --------------------
                              Amortization Expense
                              --------------------

                              2007             205
                              2008             147
                              2009              51
                              2010               8
                              --------------------


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

Office Closings and Restructure Charges

For fiscal 2005 the Company recorded a goodwill impairment in the amount of $1,431 excluding the write off which resulted form the sale of the AllCare Nursing business, discussed in note 3. In the third quarter of fiscal 2004 the Company recorded a charge associated with the closing of certain offices in the amount of $2,589. The components of the charges are as follows:

--------------------------------------------------------------------------------
      Components                   February 28, 2005       February 29, 2004
--------------------------------------------------------------------------------
Write-off of fixed assets                                       $  892
--------------------------------------------------------------------------------
Write-off of related goodwill          $1,431                      889
--------------------------------------------------------------------------------
Severance costs and other
benefits                                                           608
--------------------------------------------------------------------------------
Other exit costs                                                   200
--------------------------------------------------------------------------------
 Total restructuring charge            $1,431                   $2,589
--------------------------------------------------------------------------------


Through February 28, 2006, the Company has paid $781 of severance and other costs associated with the office closings. As of February 28, 2006, the Company's accounts payable and accrued expenses included $27 of remaining costs accrued consisting mainly of lease costs. The remaining lease costs will be paid through the term of the related leases that expire through January 2007.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding for the applicable period. Diluted earnings per share is computed using the weighted average number of common shares plus potential common shares outstanding, unless the inclusion of such potential common equivalent shares would be anti-dilutive. In Fiscal 2006, 2005 and 2004, 19,165,600, 13,216,909 and 6,002,583 common stock equivalents, respectively, have been excluded from the earnings per share calculation, as their inclusion would have been anti-dilutive.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, amounts due under bank financing and acquisition notes payable approximate fair value.

Advertising

Advertising costs, which are expensed as incurred, were $206, $500 and $571 in Fiscal 2006, 2005 and 2004, respectively, and are included in general and administrative expenses.

Stock Based Compensation

The Company applies the intrinsic value method in accounting for its stock-based compensation. Had the Company measured compensation under the fair value method for stock options granted, the Company's net loss and net loss per share, basic and diluted, would have been as follows:


--------------------------------------------------------------------------------------------------
                                                               Fiscal Year Ended
                                            February 28, 2006 February 28, 2005 February 28, 2004
--------------------------------------------------------------------------------------------------
Net loss, as reported                       $         (2,332) $        (10,404) $          (6,180)
Less:  Fair value method of stock based
 compensation, net of tax                               (488)           (1,014)              (384)
                                            ------------------------------------------------------
Net loss, pro forma                         $         (2,820)        $ (11,418) $          (6,564)
                                            ======================================================

Basic net loss per share as reported        $          (0.08)        $   (0.42) $           (0.25)
Proforma basic net loss income per share    $          (0.09)        $   (0.45) $           (0.27)
Diluted net loss per share as reported      $          (0.08)        $   (0.42) $           (0.25)
Proforma diluted net loss income per share  $          (0.09)        $   (0.45) $           (0.27)
--------------------------------------------------------------------------------------------------


The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in Fiscal 2004. Risk-free interest rate of 4.4%; dividend yield of 0%; expected lives of 10 years and volatility of 96%. There was no issuance of stock options during Fiscal 2005 or Fiscal 2006.

Recent Accounting Pronouncements

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

The Company was required to use the funds which it received from Onward to retire approximately $13.0 million in bank debt and to repay and restructure the $28.1 million in promissory notes outstanding to the sellers of Direct Staffing. In connection with obtaining its lender's consent to the sale and paying down its bank debt, the Company's revolving credit facility was permanently reduced from $35.0 million to $15.0 million. As a result of the repayment and restructuring of the Direct Staffing promissory notes, those obligations were reduced from $28.1 million to $8.1 million of which $17.3 million was forgiveness of debt and is included as a reduction of loss in discontinued operations. On August 30, 2005, the remaining $8.1 million on promissory notes were converted into 2,050 shares of Series B Preferred stock.

The Company wrote-off goodwill of $3.8 million as of February 28, 2005, which represents the difference in the sales price of AllCare Nursing and the book value of the net assets including goodwill. The company's consolidated financial statements reflect AllCare Nursing as discontinued operations in the financial results of the Company for fiscal years 2006, 2005, and 2004.

The components of Assets and Liabilities Held For Sale for fiscal 2005 are presented in the chart below:


--------------------------------------------------------------------------------
                                                   February 28, 2005
                                                   -----------------
--------------------------------------------------------------------------------
Assets Held For Sale
--------------------------------------------------------------------------------
Accounts receivable net                               $10,464
--------------------------------------------------------------------------------
Prepaid expenses                                          103
--------------------------------------------------------------------------------
Fixed Assets                                               41
--------------------------------------------------------------------------------
Intangibles                                             4,761
--------------------------------------------------------------------------------
Goodwill                                               21,689
--------------------------------------------------------------------------------
Other assets                                               40
                                                      -------
--------------------------------------------------------------------------------
    Total Assets Held For Sale                        $37,098
                                                      -------
--------------------------------------------------------------------------------

Liabilities Held For Sale
--------------------------------------------------------------------------------
Accounts payable                                      $   231
--------------------------------------------------------------------------------
Accrued expenses                                          685
--------------------------------------------------------------------------------
Due under bank Financing                               11,185
--------------------------------------------------------------------------------
Notes payable                                          21,667
                                                      -------
--------------------------------------------------------------------------------
    Total Liabilities Held for Sale                   $33,768
                                                      -------
--------------------------------------------------------------------------------

Net Assets Held For Sale                              $ 3,330
                                                      =======
--------------------------------------------------------------------------------

Revenue and (Loss) Income for discontinued operations for fiscal 2006
(only through date of disposition of April 22, 2006), 2005 and 2004 is presented in the chart below:

-----------------------------------------------------------------------------------------------------------------------
                                February 28, 2006            February 28, 2005            February 29, 2004
                                -----------------            -----------------            -----------------
-----------------------------------------------------------------------------------------------------------------------
Revenue                         $5,480                       $37,373                      $49,191
                                ------                       -------                      -------
-----------------------------------------------------------------------------------------------------------------------

 (Loss) income                  $(577)                       $ (1,945)                    $  1,692
                                ------                       ---------                    --------
-----------------------------------------------------------------------------------------------------------------------


Interest expense included in discontinued operations is $443, $2,253 and $2,288 for fiscal year end February 28, 2006, February 28, 2005 and February 29, 2004 respectively.

5.       Fixed Assets
Fixed assets consist of the following:

--------------------------------------------------------------------------------------------------------------
                                                Estimated Useful                February 28,
                                                 Life in Years        2006                       2005
--------------------------------------------------------------------------------------------------------------
Computer equipment and software                    3 to 5         $         872          $                810
Office equipment, furniture and fixtures             5                       72                            69
Leasehold improvements                               5                      158                           154
                                                                  --------------------------------------------
                                                                          1,102                         1,033
Less: accumulated depreciation
 and amortization                                                           895                           583
                                                                  --------------------------------------------
Total                                                             $         207          $                450
--------------------------------------------------------------------------------------------------------------


As of February 28, 2006 and February 28, 2005, fixed assets include amounts for equipment acquired under capital leases with an original cost of $262. Depreciation expense was $312, $436 and $1,168 in 2006, 2005 and 2004, respectively. The accumulated amortization on equipment acquired under capital lease obligations was $249 and $223 as of February 28, 2006 and February 28, 2005, respectively.

6.       Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

--------------------------------------------------------------------------
                                                            February 28,
                                                          2006       2005
--------------------------------------------------------------------------
Prepaid workers compensation expense               $     3,498  $   3,398
Other                                                    2,670      1,018
                                                   -----------------------
Total                                              $     6,168  $   4,416
                                                   =======================
--------------------------------------------------------------------------

7.  Accrued Expenses

Accrued expenses consist of the following:

--------------------------------------------------------------------------------
                                                         February 28,
                                                 2006                 2005
--------------------------------------------------------------------------------
Payroll and related taxes                    $      1,412       $         939
Accrued licensee payable                            1,195                 998
Insurance accruals                                  1,683               2,173
Interest payable                                       72                  23
Other                                                 700               1,298
                                             -----------------------------------
Total                                        $      5,062       $       5,431
                                             ===================================
--------------------------------------------------------------------------------

8.  Financing Arrangements

Debt financing payable consists of the following:

--------------------------------------------------------------------------------
                                                         February 28,
                                                 2006                2005
--------------------------------------------------------------------------------

Financing Agreement                          $     10,516       $       9,660

   Less: current portion                                -               9,660
                                             -----------------------------------

Total                                        $     10,516       $           -
--------------------------------------------------------------------------------

(a) The Company entered into a Financing Agreement, as amended, with a lending institution, HFG Healthco-4, whereby the lender agreed to provide a revolving credit facility and term loan facility. The revolving credit facility was for up to $35 million, but was amended in connection with the sale of AllCare on April 22, 2005, reducing the amount of the facility to $15 million. Subsequently on November 7, 2005 the facility was further amended to modify certain financial ratio covenants as of November 30, 2005 and to increase availability from 80% of receivables to 85%, and to extend the revolving loan term from April 2008 to November 2008. As amended, availability under the credit facility is based on a formula of eligible receivables as defined in the Financing Agreement. On April 22, 2005 in connection with the sale of AllCare, the liability due on the Company's revolving line of credit was paid down by the amount of $12,123 and the outstanding term loan balance of $1,888 was extinguished.

Interest accrues at rate of 5.41% over LIBOR on the revolving credit facility and accrued at a rate of 6.37% over LIBOR on the term loan facility until its termination on April 22, 2005. An annual fee of 0.5% is required based on any unused portion of the total loan availability. The agreement contains various restrictive covenants that, among other requirements, restrict additional indebtedness. The covenants also require the Company to meet certain financial ratios. As of February 28, 2006, and February 29, 2005 the outstanding balance on the revolving credit facility was $10,516 and $18,772, respectively. At February 28, 2005, the outstanding balances on the revolving credit facility and the term loan included in liabilities held for sale was $9,112 and $2,073, respectively.

On July 14, 2004, October 13, 2004, January 14, 2005, June 8, 2005, and October 14, 2005 amendments to the revolving credit facility were entered into modifying certain financial ratio covenants as of May 31, 2004, August 31, 2004, November 30, 2004, February 28, 2005, June 30, 2005 and August 31, 2005 respectively.

On June 8, 2005, the modifications in the revolving credit facility required the Company to have new covenants in place by June 30, 2005. At that time the Company was in negotiations with the lending institutions on new covenants for the facility, but those covenants had not been finalized. As such, the Company would have not been in compliance with the existing covenants after February 28, 2005. Accordingly, at February 28, 2005 the amount due under the revolving credit facility was included in current liabilities.

(b) Annual maturities of debt financing payable discussed above are as follows:

           ---------------------------------------------------------
           Year Ending February 28,
           ---------------------------------------------------------
           2007                                                -
           2008                                                -
           2009                                           10,516

                                                    ------------
           Total                                    $     10,516

           ---------------------------------------------------------


9.  Notes and Guarantee Payable

Notes and guarantee payable consist of the following:

--------------------------------------------------------------------------------
                                                        February 28,
                                                 2006                2005
--------------------------------------------------------------------------------

Notes payable to DSS and DSI (a)             $       120        $         8,430
Other (b)                                            244                    473
Notes from related parties (c)                     1,230                  1,500
Convertible debentures (d)                           285                  1,260
                                             -----------------------------------
                                                   1,879                 11,663
      Less: current portion                        1,629                  2,814
                                             -----------------------------------
                                             $       250        $         8,849
                                             -----------------------------------

      Liabilities held for sale              $         -        $        21,688
                                             ===================================
--------------------------------------------------------------------------------



(a) The Company originally issued two series of promissory notes to each of the four owners of DSS and DSI (three related and one unrelated party;) in the aggregate amount for $30,195. The notes, as amended, were combined into one note and in connection with the April 22, 2005 sale of AllCare, the Company sold the assets collateralizing the above mentioned notes and through a combination of repayment and restructuring of the notes reduced the amount outstanding on the notes to $8,100, which was shown in notes payable long-term, and $13,589, which was shown in liabilities held for sale at February 28, 2005.

As part of the repayment and restructuring of the notes, the obligations of one former owner were discharged entirely. The notes of the three other owners were modified to provide for interest at the rate of 4% per annum for one year and 5% per annum thereafter, with the first payment being due and payable in May 2006. Principal payments under the restructured notes are to be made in 120 monthly installments, commencing no earlier than May 2006 and being made only if and when certain financial targets are achieved. The Notes are secured by a subordinated security interest in the accounts, equipment, fixtures, goods and inventory of ATC Healthcare Services, Inc. On August 30, 2005 the $8,100 in notes were converted to Series B Preferred Stock.

The three owners also hold Notes in the aggregate principal amount of $330 that matured on October 31, 2005 and are subject to the subordination agreement between the owner and the Company's senior lender. The Notes bear interest at the rate of 8% per annum. They are convertible at the option of the holders into Class A Common Stock of the Company based on the average closing price of the stock for the three trading days immediately preceding the conversion date. It is contemplated that the Notes will be repaid from funds released from the escrow created as a part of the Company's sale of its AllCare Nursing business. As of February 28, 2006 $120 remains outstanding on these notes.

(b) The Company issued various notes payable bearing interest at rates ranging from 6% and 12% per annum, in connection with various acquisitions with maturities through January 2007.

(c) On December 15, 2004 the Company entered into a $1.5 million 15% convertible subordinated note with the wife of one of the executive officers of the Company. The note bears interest at 15% per annum and matures on January 15, 2007. It is to be repaid in eight equal installments commencing April 15 , 2005, subject to restrictions on the sources of such payment. At the option of the holder, all or a portion of the note may be converted at any time, plus accrued but unpaid interest, into shares of Class A Common Stock at a per share price equal to $0.38 cents per share which is equal to the average of the five days closing bid price up to December 15, 2004. The note continues to be subordinated to borrowings under the Company's credit facility.

(d) On April 19, 2004 upon execution of the Standby Equity Distribution Agreement, a Convertible Debenture in the principal amount of $140 was issued to Cornell Capital Partners as a Commitment fee. The Convertible Debenture has a term of three years, accrues interest at 5% and is convertible into the Company's common stock at a price per share of 100% of the lowest closing bid price for the three days immediately preceding the conversion date. At February 28, 2005, $90 was outstanding on the promissory note. The note was paid in full during the year ended February 28, 2006.

In April 2004 the Company issued $500 of Convertible Notes due April 2, 2005 and warrants to purchase $250,000 shares of Class A common stock at $0.75 per share. The Convertible Notes do not bear interest and are to be repaid in Common Stock of the Company priced at the effective price at which Common Stock or securities convertible into Common Stock of the Company was sold between October 2, 2004 and April 2, 2005. These notes were converted in September 2005.

For financial reporting purposes the warrants were accounted for as a liability. The fair value of the warrants which amounted to $95 on the date of grant, was recorded as a reduction to the April Maturity Notes. The warrant liability was reclassified to equity on September 30, 2005 the effective date of the registration statement, evidencing the non-impact of these adjustments on the Company's financial position and business operations.

The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk free interest rate of 4%; the expected life of 4 years and volatility of 111%.

On February 18, 2005, the Company issued a Promissory Note to Cornell Capital Partners L.P. in the principal amount of $820. As was contemplated, the Note is to be repaid through Issuances of Class A Common stock to Cornell Capital Partners under the Standby Equity Distribution Agreement between the Company and Cornell Capital Partners. The Note was paid in full in July 2005. Proceeds from this advance were used to fund general working capital needs.

On May 25, 2005, the Company issued a Promissory Note to Cornell Capital Partners L.P. in the principal amount of $850. As was contemplated, the Note is to be repaid through issuances of Class A Common stock to Cornell Capital Partners under the Standby Equity Distribution Agreement between the Company and Cornell Capital Partners. The Company has placed a certificate evidencing shares of its class A Common Stock in escrow in connection with the Note and the Standby Equity Distribution Agreement, which are not deemed issued and outstanding until released form the escrow. As of February 28, 2006, $285 remained outstanding on this note and 794,522 shares are held in escrow.

On and after September 14, 2005, the Company sold $1,250 of its Convertible Notes due September 14, 2006 to 19 purchasers. Those notes were convertible into shares of the Company's Class A Common Stock, at the rate of $0.37 per share, and bore interest at the rate of 12 percent (12%) per year in shares of Common Stock. Each Note was accompanied by a warrant to purchase one share of Common Stock for each four shares into which the Note was convertible. The warrants are exercisable at $0.60 per share for a period of five (5) years. The Company was obligated to register the shares into which the Notes were convertible as well as the shares subject to the warrants.

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

(f) Annual maturities of notes payable discussed above are as follows:

            ----------------------------------------------------
            Year Ending February 28,
            ----------------------------------------------------
            2007                             $            1,629
            2008                                            250
                                             -------------------
            Total                            $            1,879
                                             ===================
            ----------------------------------------------------

10.  Income Taxes

The provision (benefit) for income taxes consists of the following:

------------------------------------------------------------------------------------------------------
                                                                Fiscal Year Ended
                                              February 28, 2006  February 28, 2005  February 29, 2004
------------------------------------------------------------------------------------------------------

Current:
     Federal                                  $               -  $               -  $               -
     State                                                   50                 39                 55
                                              --------------------------------------------------------
                                                             50                 39                 55
                                              --------------------------------------------------------
Deferred
     Federal                                                  -              3,477                836
     State                                                    -                  -                 47
                                              -------------------------------------------------------
                                                              -              3,477                883
                                              -------------------------------------------------------

Total income tax provision                    $              50  $           3,516  $             938
                                              =======================================================
-----------------------------------------------------------------------------------------------------


A reconciliation of the differences between income taxes computed at the federal statutory rate and the provision (benefit) for income taxes as a percentage of pretax income from continuing operations for each year is as follows:

--------------------------------------------------------------------------------
                                                   2006        2005         2004
--------------------------------------------------------------------------------
Federal statutory rate                          (34.0%)     (34.0%)      (34.0%)
State and local income taxes, net
 of federal income tax benefit                    2.9%        1.6%         0.7%
Valuation allowance increase (decrease)          34.0%      103.3%        48.1%
Other                                             0.0%        0.2%        (3.4%)
                                             -----------------------------------
Effective rate                                    2.9%       71.1%        13.5%
--------------------------------------------------------------------------------

The Company's net deferred tax assets are comprised of the following:

--------------------------------------------------------------------------------
                                          February 28, 2006   February 28, 2005
--------------------------------------------------------------------------------
Current:
     Allowance for doubtful accounts    $                99   $             608
     Accrued expenses                                   762               1,007
                                        ----------------------------------------
                                                        861               1,615
                                        ----------------------------------------
    Valuation allowance                                (861)             (1,615)
                                        ----------------------------------------
                                                          -                   -
                                        ----------------------------------------
Non-current:
     Net operating loss carryforward                  7,125               6,048
    Accumulated depreciation and
     amortization                                       993                 542
     Other                                               (7)                  -
                                        ----------------------------------------
                                                      8,111               6,590
                                        ----------------------------------------
    Valuation allowance                              (8,111)             (6,590)
--------------------------------------------------------------------------------
                                        $                 -   $               -
----------------------------------------========================================

For the years ended February 28, 2006 and 2005, income tax expense is due primarily to the changes in valuation allowance provided in those periods. During the third quarter of fiscal 2004, it became apparent that the hospital patient volumes were not returning as anticipated and the Company would not return to profitable operations in fiscal 2004. Due to its continued losses in fiscal 2005 the Company provided a valuation allowance for the remaining deferred tax asset. The Company intends to maintain its valuation allowance until such time as positive evidence exists to support reversal of the valuation allowance. Income tax expense recorded in the future will be reduced to the extent of offsetting reductions in the Company valuation allowance.

At February 28, 2006, the Company has a federal net operating loss of approximately $20,956, which expires in 2020 through 2026.

11.      Commitments and Contingencies

Lease Commitments:

Future minimum rental payments under non-cancelable operating leases relating to office space and equipment rentals that have an initial or remaining lease term in excess of one year as of February 28, 2006 are as follows:

                  ---------------------------------------
                        Year Ending February 28,
                  ---------------------------------------

                        2007                        702
                        2008                        674
                        2009                        504
                        2010                        463
                        2011                        397
                                               --------
                  Total minimum lease payments   $2,740
                  -----------------------------========


Certain operating leases contain escalation clauses with respect to real estate taxes and related operating costs. Rental expense was approximately $1,055, $1,676 and $1,702 in Fiscal 2006, 2005 and 2004, respectively.

Employment Agreements:

In November 2002, the Company entered into amended employment agreements with two of its officers, under which they will receive annual base salaries of $302 and $404, respectively. Their employment agreements are automatically extended at the end of each Fiscal year and are terminable by the Company.

In September 2003, the Company entered into a three-year employment agreement with another officer of the Company, under which he receives an annual base salary of $185, with a $10 increase per annum.

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

Litigation

Transportation Insurance Company, Continental Casualty Company and CNA Claim Plus, Inc. v. ATC Healthcare Services, Inc. and ATC Healthcare, Inc. (United States District Court for the Eastern District of New York No. CV 04-4323). Plaintiff insurance companies (collectively "CNA") filed this action in 2004 to recover insurance premiums, claims reimbursements, claims handling fees, taxes and interest alleged to be owed by the Company and by its wholly-owned subsidiary ATC Healthcare Services, Inc. (collectively the "Company") to CNA under 1999-2003 workers compensation insurance programs. CNA seeks over $3 million in damages, "subject to change as additional claims are paid under the policies, as future computations are undertaken, and as additional claim reimbursement and claim service billings are prepared." Following an analysis and accounting by the Company's expert of whether CNA properly dispatched its claim-handling duties and whether its invoices were fair and reasonable, the Company has counterclaimed that CNA mishandled claims, overstated invoices, and in fact owes the Company a substantial sum of money. The parties will be submitting the dispute to mediation in June 2006. If the mediation does not result in a settlement, fact discovery is scheduled to be completed in the fall of 2006 with a trial expected in early 2007. At the present stage of the litigation, the Company is unable to accurately predict the likelihood of an unfavorable outcome to this lawsuit, and is unable to make a reasonable estimate of possible loss or range of loss or of a possible gain on its counterclaims.

In addition, the Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business. Management and legal counsel periodically review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred, and the availability and extent of insurance coverage and established reserves. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on these reviews and the likely disposition of the lawsuits, these matters will not have a material effect on the Company's financial position, results of operations or cash flows.

12.      Stockholders' Equity

Series A Convertible Preferred Stock Offering:

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

Series B Convertible Preferred Stock

On August 31, 2005, the three subordinated promissory notes representing the remaining consideration due from the Company to the sellers of the Company's AllCare Nursing Services business (who are considered related parties) were converted into shares of the Company's Series B Convertible Preferred Stock. Each of the three promissory notes was dated April 22, 2005, was in the principal amount of $2.7 million from two of the Company's subsidiaries, and was converted into 1,350 shares of Preferred Stock on the basis of one share for every $2,000.00 of principal amount. The Series B Convertible Preferred Stock has a dividend rate of 5%, a liquidation preference of $2,000 per share ($8.1 million in aggregate) and is convertible into Class A Common Stock at a conversion rate of $0.90 per share. The Preferred Stock is held in rabbi trusts established by the Company for the benefit of the note holders.

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

During Fiscal 2004, 10,774 shares of Class A Common Stock were issued upon the conversion of the same number of Class B Common Stock.

During Fiscal 2004, the Company issued 55,618 shares of Class A Common Stock pursuant to the Employee Stock Purchase Plan.

On April 19, 2004, The Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $5,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay the Company 97% of the lowest closing bid price of the common stock during the five consecutive trading days immediately following the notice date. Further, the Company has agreed to pay Cornell Capital Partners, L.P. 5% of the proceeds that the Company receives under the Standby Equity Distribution Agreement, and issued a Convertible Debenture in the principal amount of $140 as a commitment fee. The Agreement is subject to the Company filing and maintaining an effective S-1 registration.

In November 2004, the Securities and Exchange Commission declared the Company's S-1 effective. As of February 28, 2006, the Company has issued 7,279,434 shares (of which 5,615,512 were issued in Fiscal 2006) to Cornell Capital Partners under the Agreement and a $140 Convertible Debenture (and to pay a fee to Arthurs Lestrange & Company, Inc., as a private placement agent) with sales prices of $0.18 to $0.41 per share. The 5,615,512 shares issued consisted of 4,660,272 issued upon the conversion of debt 844,359 shares issued for cash and 110,886 shares issued for the payment of interest. The Company received net proceeds of $1,927 (net of expenses of $358) from the sale of these securities. Subsequent to February 28, 2006 and through April 28, 2006 the Company has issued 697,567 shares under the Agreement.

On and after September 14, 2005, the Company sold $1,250 of its Convertible Notes due September 14, 2006 to 19 purchasers. Those notes were convertible into shares of the Company's Class A Common Stock and bore interest at the rate of 12 percent (12%) per year in shares of Common Stock, at the rate of $0.37 per share. Each Note was accompanied by a warrant to purchase one share of Common Stock for each four shares into which the Note was convertible. The warrants are exercisable at $0.60 per share for a period of five (5) years. The Company was obligated to register the shares into which the Notes were convertible as well as the shares subject to the warrants. By their terms, the Convertible Notes were converted into 3,397,260 shares of Common Stock on September 30, 2005, when the Company's registration statement became effective. There are 849,315 shares covered by the warrants.

On September 30, 2005, the Company issued 1,851,518 shares under the conversion of the April 2004 notes. In April 2004, the Company issued $500 of Convertible Notes due April 2, 2005 and warrants to purchase 250,000 shares of Class A common stock at $0.75 per share. The Convertible Notes do not bear interest and were to be repaid in Common Stock of the Company priced at the effective price at which Common Stock or securities convertible into Common Stock of the Company was sold between October 2, 2004 and April 2, 2005.

During Fiscal 2005, 55,000 shares of Class A Common Stock were issued upon the conversion of the same number of Class B Common Stock.

During Fiscal 2005, the Company issued 13,796 shares of Class A Common Stock pursuant to the Employee Stock Purchase Plan.

During Fiscal 2005, The Company issued 165,000 shares of Class A Common Stock at $0.30 per share for consulting services.

During Fiscal 2006, 3,759 shares of Class A Common Stock were issued upon the conversion of the same number of Series B Common Stock.

During Fiscal 2006, the Company issued 110,886 shares of Class A Common Stock at $0.26-$0.30 per share in lieu of cash interest payments on convertible notes due Cornell Capital .

Stock Options:

1993 Stock Option Plan

During the year ended February 28, 1994, the Company adopted a stock option plan (the "1993 Stock Option Plan"). Stock options issued under the 1993 Stock Option Plan may be incentive stock options ("ISOs") or non-qualified stock options ("NQSOs"). This plan replaced the 1986 Non-Qualified Plan and the 1983 Incentive Stock Option Plan, which terminated in 1993 except as to options then outstanding. Employees, officers, directors and consultants are eligible to participate in the 1993 Stock Option Plan. Options are granted at not less than the fair market value of the Common Stock at the date of grant and vest over a period of two years.

A total of 3,021,750 stock options were granted under the 1993 Stock Option Plan, at prices ranging from $0.50 to $3.87, of which 799,000 remain outstanding at February 28, 2006.

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


Since inception, a total of 10,479,945 stock options were granted under the 1994 Performance-Based Stock Option Plan, at option prices ranging from $.53 to $3.14, of which 2,757,382 remain outstanding at February 28, 2006.

1998 Stock Option Plan

During Fiscal 1999, the Company adopted a stock option plan (the "1998 Stock Option Plan") under which an aggregate of two million shares of Common Stock are reserved for issuance. Options granted under the 1998 Stock Option Plan may be ISO's or NQSO's (Non Qualified Stock Options). Employees, officers and consultants are eligible to participate in the 1998 Stock Option Plan. Options are granted at not less than fair market value of the common stock at the date of grant and vest over a period of two years.

A total of 1,898,083 stock options were granted under the 1998 Stock Option Plan, at exercise prices ranging from $.23 to $2.40, of which 170,500 remain outstanding at February 28, 2006.

2000 Stock Option Plan

During Fiscal 2001, the Company adopted a stock option plan (the "2000 Stock Option Plan") under which an aggregate of three million shares of common stock is reserved for issuance. Both key employees and non-employee directors, except for members of the compensation committee, are eligible to participate in the 2000 Stock Option Plan.

A total of 400,000 stock options were granted under the 2000 Stock Option Plan at an exercise price of $1.02, of which all are outstanding as of February 28, 2006.

Information regarding the Company's stock option activity is summarized below:

----------------------------------------------------------------------------------------------------
                                                Stock Option    Option Price      Weighted-Average
                                                  Activity                         Exercise Price
----------------------------------------------------------------------------------------------------
Options outstanding as of February 28, 2003     5,071,182       $.25 - $2.40           $0.59
 Granted                                        3,916,382        $.59 - $.79           $0.60
 Exercised                                        (56,500)       $.23 - $.50           $0.30
 Terminated                                    (4,304,182)      $.50 - $2.40           $0.57
                                               -----------
Options outstanding as of February 29, 2004     4,626,882       $.25 - $2.40           $0.63
 Granted                                                -                  -               -
 Exercised                                              -                  -               -
 Terminated                                             -                  -               -
                                               -----------
Options outstanding as of February 28, 2005     4,626,882       $.25 - $2.40           $0.63
 Granted                                                -                  -               -
 Exercised                                              -                  -               -
 Terminated                                      (500,000)       $.34- $2.40           $0.59
                                               -----------
Options outstanding as of February 28, 2006     4,126,882       $.25 - $1.02           $0.63
                                               ===========
----------------------------------------------------------------------------------------------------

Included in the outstanding options are 400,000 NQSOs, which were exercisable at February 28, 2006.


The following table summarizes information about stock options outstanding at February 28, 2006:

----------------------------------------------------------------------------------------------------------
                        Options Outstanding                                       Options Exercisable

                                    Weighted-Average                                            Weighted
                                    Remaining           Weighted                                Average
   Range of           Number        Contractual Life    Average                 Number          Exercise
Exercise Prices    Outstanding      (In Years)          Exercise Price          Exercisable     Price
----------------------------------------------------------------------------------------------------------
 $.25 to $.58          55,000                 3.6            $0.48                 55,000         $0.48
        $0.59       3,561,882                 2.8            $0.59                794,000         $0.59
$.60 to $1.02         510,000                 6.5            $1.00                474,166         $0.97
                  ----------------------------------------------------------------------------------------
                    4,126,882                 3.3            $0.63              1,323,166         $0.73
------------------========================================================================================



Employee Stock Purchase Plan

The Company has an employee stock purchase plan under which eligible employees may purchase common stock of the Company at 90% of the lower of the closing price of the Company's Common Stock on the first and last day of the three-month purchase period. Employees elect to pay for their stock purchases through payroll deductions at a rate of 1% to 10% of their gross payroll. The employee stock purchase plan was frozen as of March 2005.

13.      Employee 401(K) Savings Plan

The Company maintains an Employee 401(k) Savings Plan. The plan is a defined contribution plan which is administered by the Company. All regular, full-time employees are eligible for voluntary participation upon completing one year of service and having attained the age of 21. The plan provides for growth in savings through contributions and income from investments. It is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Plan participants are allowed to contribute a specified percentage of their base salary. However, the Company retains the right to make optional contributions for any plan year. For fiscal 2006 and 2005 the Company contributed $15 and $16 respectively, to the plan. Optional contributions were not made in fiscal 2004.

14. Licensee Sales

The Company includes in its service revenues, service costs and general and administrative costs revenues and costs associated with its licensee's. Summarized below is the detail associated with the above discussed items for the years ended February 28, 2006 February 28, 2005 and February 29, 2004, respectively.


------------------------------------------------------------------------------------------------------------
                                           Year Ended              Year Ended              Year Ended
                                       February 28, 2006       February 28, 2005       February 29, 2004
------------------------------------------------------------------------------------------------------------
         Company Service Revenue              $19,872                 $17,693                 $24,720
------------------------------------------------------------------------------------------------------------
         Licensee Service Revenue             $51,656                 $50,244                 $56,490
------------------------------------------------------------------------------------------------------------
         Total Revenue                        $71,528                 $67,937                 $81,210
------------------------------------------------------------------------------------------------------------
         Company Service Costs                $13,961                 $13,135                 $17,506
------------------------------------------------------------------------------------------------------------
         Licensee Service Costs               $40,760                 $41,597                 $45,699
------------------------------------------------------------------------------------------------------------
         Total Service Costs                  $54,721                 $54,732                 $63,205
------------------------------------------------------------------------------------------------------------
         Company General and
         administrative costs                 $ 8,879                 $11,068                 $12,605
------------------------------------------------------------------------------------------------------------
         Licensee Royalty                     $ 6,951                 $5,965                  $6,602
------------------------------------------------------------------------------------------------------------
         Total General and
         administrative costs                 $15,830                 $17,033                 $19,207
------------------------------------------------------------------------------------------------------------



In Fiscal 2005 the Company settled various disputes with its Atlanta Licensee by selling its Licensor rights to the Licensee for $875. The purchase price is evidenced by a note which is payable over 60 months at an interest rate of 4.75%. In addition, various other issues, which were being disputed through litigation with the licensee, were settled resulting in an offset to the note in the amount of $170. The note due to the Company, which is guaranteed by the Licensee is reflected in notes receivable. All amounts due the licensee were paid prior to February 28, 2005. The Company recorded in other income in February, 2005, the net amount of $444.

On February 13, 2006 the Company and the Atlanta Licensee settled the outstanding balance of the note $588 for a lump sum payment of $469. The Company charged the remaining balance of $119 to other income at February 28, 2006.

15.     Related Party Transactions

In February 2006, ATC Healthcare Services, Inc., a wholly-owned subsidiary of the Company, entered into a Management Agreement (the "Travel Management Agreement") with Travel Healthcare Solutions, LLC, a New York limited liability company ("Travel Healthcare"), 33.33% of which is owned by Stephen Savitsky and 16.67% of which is owned by David Savitsky. Under the Travel Management Agreement, Travel Healthcare is responsible for managing and overseeing the Company's Travel Nurse Division (the "Travel Division"). The Travel Division places healthcare professionals with clients nationwide for long-term assignments. Under the Travel Management Agreement, Travel Healthcare paid the Company a fee of $240 ( which has been included in revenue at February 28, 2006) for the Company's proprietary system of operating the Travel Division. Travel Healthcare will receive management fees under the Agreement equal to 50% of the gross margin realized on the Travel Division's revenues to the extent they exceed a baseline amount which is greater than the Travel Division's revenues in fiscal 2006.

The Travel Management Agreement has an initial term of 10 years and automatically renews for subsequent five-year renewal terms unless the Company exercises its right to purchase Travel Healthcare's assets and rights under the Travel Management Agreement for a purchase price equal to 50% of the amount by which net sales of the Travel Division for the trailing 12 month period exceed the baseline revenue amount or, if the Company elects not to exercise the right, Travel Healthcare elects to purchase the Division for an amount equal to the baseline revenue amount plus 50% of the amount by which Net Sales of the Division for the trailing 12 month period exceed the baseline revenue amount. The Company also has early termination rights if certain sales thresholds are not achieved. Under the Agreement, the Company is responsible to paying general and administrative costs of the Division in an amount substantially equivalent to the amount expended by the Company to operate the Travel Division with revenue below the baseline amount. In connection with the sale by the Company of its All Care Nursing business in April 2005, the Company agreed not to conduct a per diem medical staffing business in the New York City area until 2008. Under the Travel Management Agreement, the Company, subject to certain conditions, granted the Travel Healthcare an option to conduct a per diem medical staffing business under the Company's then standard license agreement in the New York City area when the All Care sale noncompetition agreement expires.

During the fourth quarter of fiscal 2006, the Company entered into license agreements with three limited liability companies for Oak Park, Illinois, Newport, Rhode Island and Pasadena, California. Stephen Savitsky owns 17% and David Savitsky owns 8% of the limited liability companies. The Company received a licensee fee totaling $88 which has been included in revenue. In each case, the limited liability company has hired a manager with experience in medical staffing as its manager and has provided equity and other incentives to the manager. The terms of each of the license agreements are the same as those in effect between the Company and its other licensees and are accordingly no less favorable to the Company than the terms that could have been obtained from unrelated third parties. The Company may from time to time in the future enter into other license agreements with other companies owned in part by Stephen Savitsky and/or David Savitsky. In each case the terms will be no less favorable than the Company could obtain from unrelated third parties.

16.     Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for Fiscal 2006 and 2005 are as follows (in thousands, except per share data) Fiscal 2005 has been restated to reflect the AllCare Nursing business as Discontinued Operations.:

--------------------------------------------------------------------------------------------------------------
Year ended February 28, 2006                 First Quarter  Second Quarter   Third Quarter   Fourth Quarter
--------------------------------------------------------------------------------------------------------------
Total revenues                               $     17,010   $      17,932    $     18,219    $         18,367
                                             -----------------------------------------------------------------

Net loss available to common stockholders on
continuing operations                        $       (834)  $        (511)   $       (389)   $           (294)
                                             =================================================================

Net income (loss) available to common
stockholders on Discontinued Operations      $       (577)  $           -    $          -    $              -
                                             -----------------------------------------------------------------

Total Net loss available to common
stockholders                                 $     (1,411)  $        (511)   $       (389)   $           (294)
                                             -----------------------------------------------------------------

Basic and diluted (loss) earnings  per share
Loss from continuing operations              $      (0.03)  $       (0.02)   $      (0.01)   $          (0.01)
                                             =================================================================
Income (loss) from discontinued operations   $      (0.02)  $           -    $          -    $              -
                                             =================================================================

Net loss per common share-basic and diluted  $      (0.05)  $       (0.02)   $      (0.01)   $          (0.01)
                                             =================================================================


--------------------------------------------------------------------------------------------------------------
Year ended February 28, 2005                 First Quarter  Second Quarter   Third Quarter   Fourth Quarter
--------------------------------------------------------------------------------------------------------------

Total revenues                               $     18,683   $      17,571    $     16,000  $           15,683
                                             -----------------------------------------------------------------

Net loss available to common stockholders on
continuing operations                        $       (476)  $        (668)   $     (1,241) $           (6,144)
                                             =================================================================

Net income (loss) available to common
stockholders on Discontinued Operations      $        421   $         403    $        (74) $        (2,695)(2)
                                             -----------------------------------------------------------------

Total Net loss available to common
stockholders                                 $        (55)  $        (265)   $  (1,315)(1) $        (8,839)(2)
                                             -----------------------------------------------------------------

Basic and diluted (loss) earnings  per share
Loss from continuing operations              $      (0.02)  $       (0.03)   $      (0.05) $            (0.24)
                                             =================================================================
Income (loss) from discontinued operations   $       0.02   $        0.02    $      (0.01) $            (0.11)
                                             =================================================================

Net loss per common share-basic and diluted  $          -   $       (0.01)   $      (0.06) $            (0.35)
                                             =================================================================
--------------------------------------------------------------------------------------------------------------


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

ATC HEALTHCARE, INC. AND SUBSIDIARIES
-------------------------------------
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

--------------------------------------------------------------------------------------------------
                                                            Fiscal Year Ended
                                          February 28, 2006  February 28, 2005  February 29, 2004
--------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance, beginning of period              $            464   $          276     $             819

Additions charged to costs and expenses                  -              430                     7

Write off of Bad Debts                                (217)            (242)                 (550)
                                          --------------------------------------------------------

Balance, end of period                    $            247   $           464    $             276
                                          ========================================================

Included in assets held for sale          $              -   $         1,397    $             461
                                          ========================================================

--------------------------------------------------------------------------------------------------
Total                                     $            247   $         1,861    $             737
                                          ========================================================
--------------------------------------------------------------------------------------------------

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ------------------------------------------------
            ACCOUNTING AND FINANCIAL  DISCLOSURE
            ------------------------------------

NONE
----


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

ITEM 9B.    OTHER INFORMATION
            -----------------

None

PART III
--------

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
            --------------------------------------------------

The information required by this section will be included in the Company's Proxy Statement, which will be filed with the Securities Exchange Commission on or before June 28, 2006 and is incorporated by reference herein.

ITEM 11.    EXECUTIVE COMPENSATION
            ----------------------

The information required by this section will be included in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission on or before June 28, 2006 and is incorporated by reference herein.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            -----------------------------------------------
            AND MANAGEMNT AND RELATED STOCKHOLDER MATTERS
            ---------------------------------------------

The information required by this section will be included in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission on or before June 28, 2006 and is incorporated by reference herein.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

The information required by this section will be included in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission on or before June 28, 2006 and is incorporated by reference herein.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
            --------------------------------------

Fees billed to the Company by Goldstein Golub Kessler LLP during the fiscal year ended February 28, 2006 were as follows:

         Audit fees-Goldstein Golub Kessler LLP billed an aggregate of $95,000 in fees for services rendered for the annual audit of the Company's consolidated financial statements for the fiscal year ended February 28, 2006 and $104,197 for audit related fees consisting of quarterly reviews and professional services related to an S-1 amendment and S-3 filing

         Financial Information System Design and Implementation fees-None.

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



(B) Exhibits

     The Exhibits filed as part of the Report are listed in the Index to Exhibits below.


                                       30
See Notes to Exhibits

D. EXHIBIT INDEX

Exhibit No.                                Description
-----------                                -----------

3.1            Restated Certificate of Incorporation of the Company,  filed July
               11,  1998. (A)

3.2 Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed August 22, 1991. (B)

3.3 Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed September 3, 1992. (A)

3.4 Certificate of Retirement of Stock of the Company, filed February 28, 1994. (A)

3.5            Certificate of Retirement of Stock of the Company, filed
               June 3, 1994. (A)

3.6            Certificate of Designation, Rights and Preferences of the
               Series A Preferred Stock of the Company, filed June 6, 1994. (A)

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

3.9 Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed December 19, 1995. (D)

3.10 Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed December 19, 1995. (D)

3.11           Amended and Restated By-Laws of the Company. (A)

3.12 Certificate of Amendment of Certificate of Incorporation of Staff Builders, Inc., filed August 2, 2001 (X)

3.13           Certificate of Designation of 5% Convertible Series B
               Preferred Stock. (BB)

4.1            Specimen Class A Common Stock Certificate. (E)

4.2            Specimen Class B Common Stock Certificate.  (F)

4.3            Grantor Trust Agreement dated August 31, 2005. (BB)

4.4            Registration Rights Agreement dated August 31, 2005. (BB)

4.5            Form of Subscription Agreement and Letter of Investment
               Intent. (BB)

4.6            Form of Convertible Note dated September 12, 2005. (BB)


                                       31
See Notes to Exhibits

Exhibit No.                                Description
-----------                                -----------

4.7            Form of Warrant to Purchase Shares of Class A Common Stock. (BB)

4.8            Form of Finder's Warrant to Purchase Shares of Class A Common
               Stock. (BB)

4.9            Registration Rights Agreement dated September 14, 2005. (BB)

10.1           1986 Non-Qualified Stock Option Plan of the Company. (H)

10.2 First Amendment to the 1986 Non-Qualified Stock Option Plan, effective as of May 11, 1990. (A)

10.3 Amendment to the 1986 Non-Qualified Stock Option Plan, dated as of October 27, 1995. (I)

10.4 Resolutions of the Company's Board of Directors amending the 1983 Incentive Stock Option Plan and the 1986 Non-Qualified Stock Option Plan, dated as of June 3, 1991. (A)

10.5           1993 Stock Option Plan of the Company. (A)

10.6 1998 Stock Option Plan of the Company (incorporated by reference to Exhibit C to the Company's Proxy Statement dated August 27, 1998, filed with the Commission on August 27, 1998).

10.7           Amended and Restated 1993 Employee Stock Purchase Plan of the
               Company. (J)

10.8 1998 Employee Stock Purchase Plan of the Company (incorporated by reference to Exhibit D to the Company's Proxy Statement dated August 27, 1998, filed with the Commission on August 27, 1998).

10.9 1994 Performance-Based Stock Option Plan of the Company (incorporated by reference to Exhibit B to the Company's Proxy Statement, dated July 18, 1994, filed with the Commission on July 27, 1994).

10.10 Stock Option Agreement, dated as of March 28, 1990, under the Company's 1986 Non-Qualified Stock Option Plan between the Company and Stephen Savitsky. (A)

10.11 Stock Option Agreement, dated as of June 17, 1991, under the Company's 1986 Non-Qualified Stock Option Plan between the Company and Stephen Savitsky. (A)

10.12 Stock Option Agreement, dated December 1, 1998, under the Company's 1993 Stock Option Plan between the Company and Stephen Savitsky. (K)


                                       32
See Notes to Exhibits

Exhibit No.                                Description
-----------                                -----------


10.13 Stock Option Agreement, dated December 1, 1998, under the Company's 1994 Performance-Based Stock Option Plan between the Company and Stephen Savitsky. (A)

10.14 Stock Option Agreement, dated as of March 28, 1990, under the Company's 1986 Non-Qualified Stock Option Plan between the Company and David Savitsky. (A)

10.15 Stock Option Agreement, dated as of June 17, 1991, under the Company's 1986 Non-Qualified Stock Option Plan between the Company and David Savitsky. (A)

10.16 Stock Option Agreement, dated December 1, 1998, under the Company's 1993 Stock Option Plan between the Company and David Savitsky. (K)

10.17 Stock Option Agreement, dated December 1, 1998, under the Company's 1994 Performance-Based Stock Option Plan between the Company and David Savitsky. (K)

10.18 Stock Option Agreement, dated December 1, 1998, under the Company's 1993 Stock Option Plan, between the Company and Edward Teixeira. (K)

10.19 Stock Option Agreement, dated December 1, 1998, under the Company's 1994 Performance-Based Stock Option Plan, between the Company and Edward Teixeira. (K)

10.20 Stock Option Agreement, dated December 1, 1998, under the Company's 1998 Stock Option Plan, between the Company and Edward Teixeira. (K)

10.21 Employment Agreement, dated as of June 1, 1987, between the Company and Stephen Savitsky. (A)

10.22 Amendment, dated as of October 31, 1991, to the Employment Agreement between the Company and Stephen Savitsky. (A)

10.23 Amendment, dated as of December 7, 1992, to the Employment Agreement between the Company and Stephen Savitsky. (A)

10.24 Employment Agreement, dated as of June 1, 1987, between the Company and David Savitsky. (A)

10.25 Amendment, dated as of October 31, 1991, to the Employment Agreement between the Company and David Savitsky. (A)

10.26 Amendment, dated as of January 3, 1992, to the Employment Agreement between the Company and David Savitsky. (A)


                                       33
See Notes to Exhibits

Exhibit No.                                Description
-----------                                -----------


10.27 Amendment, dated as of December 7, 1992, to the Employment Agreement between the Company and David Savitsky. (A)

10.28 Amended and Restated Loan and Security Agreement, dated as of January 8, 1997, between the Company, its subsidiaries and Mellon Bank, N.A. (M)

10.29 First Amendment to Amended and Restated Loan and Security Agreement dated as of April 27, 1998, between the Company, its subsidiaries and Mellon Bank, N.A. (G)

10.30 Master Lease Agreement dated as of December 4, 1996, between the Company and Chase Equipment Leasing, Inc. (M)

10.31          Premium  Finance  Agreement,   Disclosure   Statement  and
               Security Agreement dated as of December 26, 1996, between the Company and A.I. Credit Corp. (M)

10.32 Agreement of Lease, dated as of October 1, 1993, between Triad III Associates and the Company. (A)

10.33 First Lease Amendment, dated October 25, 1998, between Matterhorn USA, Inc. and the Company. (A)

10.34          Supplemental  Agreement  dated  as of  January  21,  1994,
               between  General   Electric   Capital   Corporation,   Triad  III
               Associates and the Company. (A)

10.35 Agreement of Lease, dated as of June 19, 1995, between Triad III Associates and the Company. (D)

10.36 Agreement of Lease, dated as of February 12, 1996, between Triad III Associates and the Company. (D)

10.37 License Agreement, dated as of April 23, 1996, between Matterhorn One, Ltd. and the Company. (M)

10.38 License Agreement, dated as of January 3, 1997, between Matterhorn USA, Inc. and the Company. (M)

10.39 License Agreement, dated as of January 16, 1997, between Matterhorn USA, Inc. and the Company. (M)

10.40 License Agreement, dated as of December 16, 1998, between Matterhorn USA, Inc. and the Company. (S)

10.41          Asset Purchase and Sale Agreement, dated as of September 6,
               1996, by and among ATC Healthcare Services, Inc. and the Company and William Halperin and All Care Nursing Service, Inc. (N) Exhibit No. Description


                                       34
See Notes to Exhibits

Exhibit No.                                Description
-----------                                -----------


10.42 Stock Purchase Agreement by and among the Company and Raymond T. Sheerin, Michael Altman, Stephen Fleischner and Chelsea Computer Consultants, Inc., dated September 24, 1996. (L)

10.43          Amendment No. 1 to Stock  Purchase  Agreement by and among the Company  and  Raymond T.  Sheerin,  Michael  Altman,  Stephen
               Fleischner  and  Chelsea   Computer   Consultants,   Inc.,  dated
               September 24, 1996. (L)

10.44 Shareholders Agreement between Raymond T. Sheerin and Michael Altman and Stephen Fleischner and the Company and Chelsea Computer Consultants, Inc., dated September 24, 1996. (L)

10.45 Amendment No. 1 to Shareholders Agreement among Chelsea Computer Consultants, Inc., Raymond T. Sheerin, Michael Altman and the Company, dated October 30, 1997. (L)

10.46 Indemnification Agreement, dated as of September 1, 1987, between the Company and Stephen Savitsky. (A)

10.47 Indemnification Agreement, dated as of September 1, 1987, between the Company and David Savitsky. (A)

10.48 Indemnification Agreement, dated as of September 1, 1987, between the Company and Bernard J. Firestone. (A)

10.49 Indemnification Agreement, dated as of September 1, 1987, between the Company and Jonathan Halpert. (A)

10.50 Indemnification Agreement, dated as of May 2, 1995, between the Company and Donald Meyers. (M)

10.51 Indemnification Agreement, dated as of May 2, 1995, between the Company and Edward Teixeira. (A)

10.52          Form of Medical Staffing Services Franchise Agreement. (D)

10.53 Confession of Judgment, dated January 27, 2000, granted by a subsidiary of the Company, to Roger Jack Pleasant. First Lease Amendment, dated October 28, 1998, between Matterhorn USA, Inc. and the Company. (B)

10.54 Forbearance and Acknowledgement Agreement, dated as of February 22, 2000, between TLCS's subsidiaries, the Company and Chase Equipment Leasing, Inc. Agreement and Release, dated February 28, 1997, between Larry Campbell and the Company. (C)

10.55 Distribution agreement, dated as of October 20, 1999, between the Company and TLCS.(O)


                                       35
See Notes to Exhibits

Exhibit No.                                Description
-----------                                -----------

10.56 Tax Allocation agreement dated as of October 20, 1999, between the Company and TLCS. (O)


10.57 Transitional Services agreement, dated as of October 20, 1999,between the company and TLCS. (O)

10.58 Trademark License agreement, dated as of October 20, 1999, between the Company and TLCS. (O)

10.59 Sublease, dated as of October 20, 1999, between the Company and TLCS. (O)

10.60 Employee Benefits agreement, dated as of October 20, 1999, between the Company and TLCS. (O)

10.61 Amendment, dated as of October 20, 1999, to the Employment agreement between the Company and Stephen Savitsky. (P)

10.62 Amendment, dated as of October 20, 1999, to the Employment agreement between the Company and David Savitsky. (P)

10.63 Second Amendment to ATC Revolving Credit Loan and Security Agreement, dated October 20, 1999 between the Company and Mellon Bank, N.A. (P)

10.64 Master Lease dated November 18, 1999 between the Company andTechnology Integration Financial Services. (Q)

10.65 Loan and Security Agreement between the Company and Copelco/American Healthfund Inc. dated March 29, 2000. (Q)

10.66 Loan and Security Agreement First Amendment between the Company and Healthcare Business Credit Corporation (formerly known as Copelco/American Health fund Inc.) dated July 31, 2000.
               (R)

10.67 Employment agreement dated August 1, 2000 between the Company and Alan Levy. (R)

10.68 Equipment lease agreements with Technology Integration Financial Services, Inc. (R)

10.69 Loan and Security Agreement dated April 6, 2001 between the Company and HFG Healthco-4 LLC. (W)

10.70 Receivables Purchase and Transfer Agreement dated April 6, 2001 between the Company and HFG Healthco-4 LLC. (W)


                                       36
See Notes to Exhibits

Exhibit No.                                Description
-----------                                -----------

10.71 Asset purchase agreement dated October 5, 2001, between the Company and Doctors' Corner and Healthcare Staffing, Inc. (U)

10.72 Asset purchase agreement dated January 31, 2002, between the Company and Direct Staffing, Inc. and DSS Staffing Corp. (V)

10.73 Amendment to Employment agreement dated November 28, 2001 between the Company and Stephen Satisfy. (Y)

10.74 Amendment to Employment agreement dated November 28, 2001 between the Company and David Savitsky. (Y)

10.75 Amendment to Employment agreement dated December 18, 2001 between the Company and Edward Teixeira. (Y)

10.76 Amendment to Employment agreement dated May 24, 2002 between the Company and Alan Levy. (Y)

10.77 Loan and Security Agreement dated November 7, 2002 between the Company and HFG Healthco-4 LLC. (Z)

10.78 Asset Purchase Agreement dated April 13, 2005 among the Company, ATC Staffing Services, Inc. and Onward Healthcare, Inc.
               (AA)

10.79 Agreement dated August 31, 2005, among the Company, Stuart Savitsky, Shabsi Schreier, and Steven Weiner. (BB)

10.80          Management  Agreement  dated  February  2006  between  ATC
               Healthcare Services, Inc., a wholly-owned subsidiary of the Company, and Travel Healthcare Solutions, LLC.

21             Subsidiaries of the Company. *

23.1           Consent of Goldstein Golub Kessler LLP*

24             Powers of Attorney. *

32.1           Certification pursuant to 18 U.S.C. Section 1350, as adopted
----           ------------------------------------------------------------
               pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
               -----------------------------------------------------------

32.2           Certification pursuant to 18 U.S.C. Section 1350, as adopted
----           ------------------------------------------------------------
               pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
               -----------------------------------------------------------


                                       37
See Notes to Exhibits

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

                                NOTES TO EXHIBIT
                                ----------------

(Y) Incorporated by reference to the Company's Form 10-K for the year ended February 28, 2002 (File No. 0-11380) filed with the Commission on June 10, 2002.

(Z) Incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 2002 (File No. 0-11380) filed with the Commission on January 21, 2003.

(AA)               Incorporated by reference to the Company's Form 8-K (File No.
                   0-11380) filed with the Commission on April 26, 2005.

(BB) Incorporated by reference to the Company's Form 10-Q (File No. 0-11380 filed with the Commission on October 15, 2005.

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

Dated:  May 26, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    SIGNATURE                          TITLE                           DATE
    ---------                          -----                           ----

/S/ DAVID SAVITSKY            Chief Executive Officer              May 26, 2006
------------------            (Principal Executive
David Savitsky                Officer) and Director


/S/ ANDREW REIBEN             Senior Vice President, Finance,      May 26, 2006
------------------            Chief Financial Officer and
Andrew Reiben                 Treasurer (Principal Financial
                              and Accounting Officer)

/S/ STEPHEN SAVITSKY          President and Chairman of the        May 26, 2006
---------------------         Board
Stephen Savitsky


*                             Director                             May 26, 2006
 --------------------
Bernard J. Firestone, Ph. D.

*                             Director                             May 26, 2006
 --------------------
Jonathan Halpert, Ph. D.

*                             Director                             May 26, 2006
 --------------------
Martin Schiller


*By:     /S/ DAVID SAVITSKY
         ------------------
             David Savitsky
             Attorney-in-Fact