Form 10-K/A
period 2006-02-28
ATC HEALTHCARE INC /DE/
filed 2006-06-27
CIK 720480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended February 28, 2006
                                   -----------------

                         Commission File Number: 0-11380

                              ATC HEALTHCARE, INC.
                               -------------------
             (Exact name of Registrant as specified in its charter)

DELAWARE                                   11-2650500
--------------------------------------     -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

1983 Marcus Avenue, Lake Success, New York       11042
---------------------------------------------    -------------------------------
(Address of Principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:    (516) 750-1600
                                                       ------------------------

                                                            Name of Exchange
                            Title of Each Class             on Which Registered
                            -------------------             -------------------

Securities registered pursuant to Section 12 (b) of the Act:
Class A Common Stock, $.01 par value            American Stock Exchange


Securities registered pursuant to Section 12 (g) of the Act:   None


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filed" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes |_| No |X|

As of June 22, 2006, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $16,973,202 based on a closing sale price of $0.44 per share. The number of shares of Class A Common Stock outstanding on June 22, 2006 was 38,575,459.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

                                      None.

                                EXPLANATORY NOTE
                                ----------------

         This Amendment No. 1 to the Annual Report of Form 10-K for the year ended February 28, 2006 of ATC Healthcare, Inc. ("ATC" or the "Company") is filed to include the information required by Items 10, 11, 12, and 13 of Part III of Form 10-K.

                                    PART III
                                    --------

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                  --------------------------------------------------

         The Company's By-Laws divide the Board of Directors into three classes. One class is elected each year to hold office for a three-year term and until their successors are elected and qualified. Class A is the class whose term will expire at the Annual Meeting of Shareholders to be held on August 21, 2006. This class consists of two directors, David Savitsky and Jonathan J. Halpert, who are the nominees of the Board of Directors. The nominees for Class A Director, if elected by a majority of the votes cast at the Annual Meeting, will serve until the 2009 Annual Meeting and until their successors are elected and qualified.

         In addition to the Class A Directors, the Board of Directors consists of four other directors. Bernard J. Firestone and Martin Schiller are Class B directors whose terms will expire at the 2008 Annual Meeting, provided their successors are elected and qualify. Stephen Savitsky is the Class C Director whose term will expire at the 2008 Annual Meeting, provided his successor is elected and qualifies.

         The Company's By-Laws require that notice of nomination of persons for election to the Board of Directors, other than those made by the Board of Directors, must be submitted in writing to the Secretary of the Company not less than thirty nor more than sixty days prior to the Annual Meeting. The notice must set forth certain information concerning the nominees and the stockholders making the nominations. Also, within the same period, the Secretary of the Company must receive the nominee's written consent to being a nominee and a statement of intention to serve as a director, if elected.

                 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth as to each director and each executive officer: (1) such person's name; (2) the year in which such person was first elected (or designated) a director of the Company; (3) biographical information for the last five years; (4) certain other directorships, if any, held by such person; and (5) such person's age.

----------------------------- ------------ -------------------------- ---------------------------------------
            Name                  Age         First Year Elected
                                                  as Director
----------------------------- ------------ -------------------------- ---------------------------------------
Stephen Savitsky                  60                 1983             A founder of the Company, Mr.
                                                                      Savitsky has served as Chairman of
                                                                      the Board and a Director of the
                                                                      Company since 1983 (and of its
                                                                      predecessor from 1978 to 1983), Chief
                                                                      Executive Officer from 1978 to
                                                                      November 2001 and as President of the
                                                                      Company from November 1991 through
                                                                      November 1998 and since November
                                                                      2002.  Mr. Savitsky had also served
                                                                      as the Chief Executive Officer of
                                                                      Tender Loving Care Healthcare
                                                                      Services, Inc., a national provider
                                                                      of home health care services from
                                                                      October 1999 through September 2002
                                                                      and was a director from October 1999
                                                                      through November 2001.  Mr. Savitsky
                                                                      is the brother of David Savitsky.
----------------------------- ------------ -------------------------- ---------------------------------------


----------------------------- ------------ -------------------------- ---------------------------------------
David Savitsky                    58                 1983             A founder of the Company, Mr.
                                                                      Savitsky has served as President from
                                                                      December 1998 through November 2002,
                                                                      Chief Executive Officer since
                                                                      November 2001 and as a Director of
                                                                      the Company since 1983. In addition,
                                                                      Mr. Savitsky served as Executive Vice
                                                                      President of the Company from
                                                                      December 1987 through November 1998
                                                                      and as Chief Operating Officer of the
                                                                      Company from April 1991 through
                                                                      November 1998. Mr. Savitsky has also
                                                                      served as Vice Chairman, Government
                                                                      Relations of Tender Loving Care
                                                                      Healthcare Services from October 1999
                                                                      through November 2002 and was a
                                                                      director from October 1999 through
                                                                      November 2001.  Mr. Savitsky is the
                                                                      brother of Stephen Savitsky.

----------------------------- ------------ -------------------------- ---------------------------------------
 Jonathan J. Halpert, Ph.D        61                 1983             Dr. Halpert was elected a Director by
                                                                      the Board of Directors in August
                                                                      1987. He previously served as a
                                                                      Director of the Company from May 1983
                                                                      until he resigned from the Board in
                                                                      February 1985. Dr. Halpert is a
                                                                      consultant in the area of
                                                                      deinstitutionalization of the
                                                                      mentally retarded and Chief Executive
                                                                      Officer of the Camelot Education
                                                                      Center.
----------------------------- ------------ -------------------------- ---------------------------------------
 Bernard J. Firestone, Ph.D       56                 1987             Dr. Firestone was first elected a
                                                                      Director by the Board of Directors in
                                                                      August 1987.  He is the dean of the
                                                                      College of Liberal Arts and Sciences
                                                                      and professor of political science at
                                                                      Hofstra University, where he has been
                                                                      teaching for 23 years.
----------------------------- ------------ -------------------------- ---------------------------------------

----------------------------- ------------ -------------------------- ---------------------------------------
Martin Schiller                   69                 2004             Mr. Schiller was appointed to the
                                                                      Board of Directors in March 2004 to
                                                                      the position vacated by Donald
                                                                      Meyers.  Mr. Schiller has been the
                                                                      Chief Financial Officer of National
                                                                      Equipment Corporation, a privately
                                                                      held company, since 1969.
----------------------------- ------------ -------------------------- ---------------------------------------
Andrew Reiben                     41                  N/A             Mr. Reiben has been the Senior Vice
                                                                      President of Finance, Chief Financial
                                                                      Officer and Treasurer of the Company
                                                                      since September 2003. From August
                                                                      2001 through August 2003, Mr. Reiben
                                                                      was Chief Financial Officer of
                                                                      Immedient Corporation, a privately
                                                                      held consulting company. From
                                                                      February 1999 through July 2001, Mr.
                                                                      Reiben was Senior Vice President of
                                                                      Finance for CapeSuccess Inc, the
                                                                      parent Company of Immedient
                                                                      Corporation.



----------------------------- ------------ -------------------------- ---------------------------------------

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own beneficially more than ten percent of the Class A or Class B Common Stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock. Officers, directors and persons owning more than 10 percent of the Class A Common Stock or Class B Common Stock are required to furnish the Company with copies of all such reports. To the Company's knowledge, based on a review of copies of such reports furnished to the Company and, if applicable, written representations from its officers and directors that no other reports were required, during the fiscal year ended February 28, 2006, all Section 16(a) filing requirements applicable to its executive officers, directors and persons owning beneficially more than 10 percent of the Common Stock were complied with on a timely basis.

ITEM 11.          EXECUTIVE COMPENSATION
                  ----------------------

                  EXECUTIVE COMPENSATION AND OTHER INFORMATION

                           SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the annual and long-term compensation of the Chief Executive Officer and the Named Executive Officers.

                                                                                           Long-Term
                                                                                          Compensation Rewards
-------------------------------------------------------------------------- -------------------------------------------------
Name and Principal Position                   Year            Salary       Bonus Compensation   Securities Underlying
                                                                                                Options (#)
----------------------------------------- -------------- ----------------- -------------------- ----------------------------
Stephen Savitsky                              2006           $280,621              --                       --
President and                                 2005           $316,006              --                    1,780,692
Chairman of the Board                         2004           $310,043              --                      200,000
----------------------------------------- -------------- ----------------- -------------------- ----------------------------
David Savitsky                                2006           $373,649              --                       --
Chief Executive Officer                       2005           $420,820              --                    1,780,692
                                              2004           $412,880              --                      200,000
----------------------------------------- -------------- ----------------- -------------------- ----------------------------
Andrew Reiben                                 2006           $197,627            $40,000                    --
Senior Vice President,                        2005           $198,106              --                       --
Chief Financial Officer                       2004           $ 92,694              --                     100,000
----------------------------------------- -------------- ----------------- -------------------- ----------------------------
Jayne Erbeck                                  2006           $ 85,269              --                       --
Vice President of Operations                  2005          $ 127,404              --                       --
                                              2004          $ 115,722              --                       --
----------------------------------------- -------------- ----------------- -------------------- ----------------------------

The Company did not grant any stock options to the Named Executive Officers during the fiscal year ended February 28, 2006. The Company did not have during such fiscal year, and currently does not have, any plans providing for the grant of stock appreciation rights ("SARs").

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR-END OPTION VALUE TABLE

         The following table provides information concerning the number and value of stock options exercised during the fiscal year ended February 28, 2006, and held at the end of such fiscal year, by the Named Executive Officers. No SARs were exercised during such fiscal year and no SARs are held by any Named Executive Officer because the Company does not have any plans providing for SARs.


------------------------- ------------------ ------------ ----------------------------------- -----------------------------------
                           Value of Shares                       Number of Securities
                             Acquired on                        Underlying Unexercised                   In-the-Money
                              Exercise       Value                    Options At                          Options At
          Name                               Realized             February 28, 2006                   February 28, 2006
                                                              (Exercisable/Unexercisable)         (Exercisable/Unexercisable)
------------------------- ------------------ ------------ ----------------------------------- -----------------------------------
Stephen Savitsky                 --              --               398,500/1,582,192                         $0/$0
------------------------- ------------------ ------------ ----------------------------------- -----------------------------------
David Savitsky                   --              --               398,500/1,582,192                         $0/$0
------------------------- ------------------ ------------ ----------------------------------- -----------------------------------
Andrew Reiben                    --              --                66,600/33,400                            $0/$0
------------------------- ------------------ ------------ ----------------------------------- -----------------------------------

                              EMPLOYMENT AGREEMENTS

         Stephen Savitsky, who serves as Chairman of the Board of Directors and President of the Company has an employment agreement with the Company under which he receives an initial base salary of $302,244. Mr. Savitsky's employment agreement provides that during his employment and for a period of six months thereafter he will not compete with the Company. Mr. Savitsky's employment agreement is automatically renewed at the end of each year for an additional year and is terminable by the Company upon five years' notice. Mr. Savitsky's employment agreement provides that, upon a "change of control" of the Company and his termination of employment, other than for his conviction of a felony, he will be entitled to receive a severance payment equal to 2.99 times his average annual compensation for the five calendar years prior to termination.

         David Savitsky, who serves as Chief Executive Officer and a Director of the Company, has an employment agreement with the Company under which he receives aninitial base salary of $403,000. Mr. Savitsky's employment agreement provides that during the term of his employment and for a period of six months thereafter he will not compete with the Company. Mr. Savitsky's employment agreement is automatically extended at the end of each year for an additional year and is terminable by the Company upon five years' notice. Mr. Savitsky's employment agreement provides that, upon a "change of control" of the Company and his termination of employment, other than for his conviction of a felony, he will be entitled to receive a severance payment equal to 2.99 times his average annual compensation for the five calendar years prior to termination.

         Andrew Reiben, who serves as the Senior Vice President of Finance, Chief Financial Officer and Treasurer of the Company, has an employment agreement with the Company under which he receives an initial base salary of $185,000. The three-year contract provides for annual increases in base salary of $10,000. Mr. Reiben is also eligible to receive an automobile allowance of $8,000 per annum. Under the employment agreement, Mr. Reiben is obligated to devote his full business time to the affairs of the Company. Further, if within 18 months after a "change of control", Mr. Reiben terminates his employment or is terminated for any reason (other than the commission of a felony or the perpetration of fraud against the Company), he would then be entitled to receive an amount equal to one year of his base salary.

         If a "change of control" were to occur prior to the next anniversary of the respective employment agreements of Stephen Savitsky, David Savitsky and Andrew Reiben and their employment relationships with Company were to terminate for reasons triggering the severance payment described above, then the Company would be obligated to make lump sum payments in the approximate amounts of $906,000 and $1,212,000 to Stephen and David Savitsky, respectively, and weekly installment payments of $3,846.15 for 12 months to Andrew Reiben. The lump sum severance payments payable after the end of the calendar year or the anniversary dates of the respective employment agreements, as the case may be, would change as a result of changes in individuals' compensation. The term "change of control" as used in the employment agreements with the Company's executive officers refers to an event in which a person, corporation, partnership, association or entity (i) acquires a majority of the Company's outstanding voting securities, (ii) acquires securities of the Company bearing a majority of voting power with respect to the election of directors of the Company, or (iii) acquires all or substantial all of the Company's assets.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company's Compensation and Stock Option Committee (the "Compensation Committee") is composed of Bernard J. Firestone and Jonathan J. Halpert.

         No member of the Compensation Committee of the Board of Directors of the Company was, during the fiscal year ended February 28, 2006, an officer or employee of the Company or any of its subsidiaries, or was formerly an officer of the Company or any of its subsidiaries, or participated in any transactions during the last fiscal year requiring disclosure by the Company pursuant to the federal proxy rules. During the fiscal year ended February 28, 2006, no executive officer of the Company served as (i) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on the Compensation Committee of the Company, (ii) a director of another entity, one of whose executive officers served on the Compensation Committee of the Company, or (iii) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of the Company.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  -----------------------------------------------
                  AND MANAGEMNT AND RELATED STOCKHOLDER MATTERS
                  ---------------------------------------------

                  OWNERSHIP OF SECURITIES BY CERTAIN BENEFICIAL
                         OWNERS, DIRECTORS AND OFFICERS

         The following tables set forth information as of the June 22, 2006 with respect to the beneficial ownership of the Company's Class A and Class B Common Stock and Series A and Series C Preferred Stock, by (i) each person known by the Company to beneficially own more than 5% of any class of voting securities of the Company, (ii) each director of the Company, (iii) the Company's Chief Executive Officer and the other executive officers and former executive officers of the Company whose annual salary and bonus exceed $100,000 (the "Named Executive Officers"), and (iv) all directors and Named Executive Officers of the Company as a group.

CLASS A COMMON STOCK

         The calculation of the percentages of Class A Common Stock beneficially owned as of June 22, 2006 is based on 38,575,459 shares issued and outstanding as of that date, plus the following numbers of shares of Class A Common Stock that may be received by the holders of the other classes of Common and Preferred Stock upon conversion of their shares into shares of Class A Common Stock, for which the holders of those shares are entitled to vote with the holders of Class A Common Stock as a single class on all matters submitted to our stockholders and plus the following number of shares of Class A Common Stock covered by outstanding options: (i) 186,998 shares of Class A Common Stock receivable by holders of Class B Common Stock; (ii) 1,172,662 shares of Class A Common Stock receivable by holders of Series A Preferred Stock; (iv) 2,223,000 shares of Class A Common Stock receivable by holders of Series C Preferred Stock; and (v) 830,000 shares of Class A Common Stock under option.



                                               CLASS A COMMON STOCK
   --------------------------------------------------------------------------------------------------------------
   BENEFICIAL OWNER (1)                            NUMBER OF SHARES (2)                 PERCENTAGE OF CLASS
   ----------------------------------------------- ------------------------------------ -------------------------
   Stephen Savitsky(3)                              2,990,234 (4,5)                     6.96%
   ----------------------------------------------- ------------------------------------ -------------------------
   David Savitsky(3)                                2,621,623 (6,7)                     6.09%
   ----------------------------------------------- ------------------------------------ -------------------------
   Bernard J. Firestone(3)                         1,100                                0%
   ----------------------------------------------- ------------------------------------ -------------------------
   Jonathan J. Halpert(3)                          0                                    0%
   ----------------------------------------------- ------------------------------------ -------------------------
   Martin Schiller(3)                              0                                    0%
   ----------------------------------------------- ------------------------------------ -------------------------
   Andrew Reiben(3)                                0                                    0%
   ----------------------------------------------- ------------------------------------ -------------------------
   All Named Executive Officers and                5,612,957 (8)                        13.06%
   Directors as a Group (6 persons)
   ----------------------------------------------- ------------------------------------ -------------------------
   Marathon Capital                                2,109,750                            4.91%
   Management, LLC, P.O. Box 771, Hunt Valley,
   Maryland 21030
   ----------------------------------------------- ------------------------------------ -------------------------
   Roaring Fork Capital SBIC L.P.                  3,937,935(9)                         9.24%
   8400 East Prentice Avenue
   Suite 745
   Greenwood Village, CO  80111
   ----------------------------------------------- ------------------------------------ -------------------------

(1) "Beneficial ownership" is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In general, a person is treated as the "beneficial owner" of stock under Rule 13d-3 if such person has (or shares)
(i) either investment power or voting power over such stock (which may be by means of a contract, arrangement, understanding, relationship or otherwise), or
(ii) the right to acquire such stock within 60 days, including by means of the exercise of an option or the conversion of a convertible security. Each beneficial owner's percentage of class is determined by assuming that options or conversion rights which are held by such person (but not those held by any other person), and which are exercisable within 60 days of the date of this table, have been exercised. Except as indicated in the footnotes that follow, shares listed in the table are held with sole voting and investment power.

(2) Does not include the following shares. First, does not reflect any of the 4,050 shares of the Company's 5% Convertible Series B Preferred Stock because those shares generally do not have any voting rights. Those shares are held by three holders in equal amounts and are convertible into 9,121,500 shares of Class A Common Stock. Please refer to Item 13, "Certain Relationships and Related Transactions," in this Amendment for a description of the transaction which gave rise to the issuance of the Company's 5% Convertible Series B Preferred Stock. Second, does not include 845,851 shares of Class A Common Stock subject to warrants held by parties not named in the table and exercisable at $0.60 per share, which price is well above the current market price for Class A Common shares.

(3) The address of each of these persons is c/o ATC Healthcare, Inc., 1983 Marcus Avenue, Lake Success, New York 11042. Each of these persons has sole power with respect to the voting and investment of the shares which he owns.

(4) Includes options to purchase 398,500 shares of Class A Common Stock pursuant to various Company stock option plans which are exercisable within 60 days of the Record Date. Includes 495,852 shares of Class A Common stock held by Stephen Savitsky's wife as to which Mr. Savitsky disclaims beneficial ownership. Does not include any shares of Class A Common Stock issuable to his wife upon conversion of the $1.5 million convertible subordinated note issued to her by the Company on December 15, 2004. Mr. Savitsky disclaims beneficial ownership of these shares. Includes 6,395 shares of Class A Common Stock purchased through the Company's employee stock purchase plan.

(5) Includes 240,000 shares of Class A Common Stock held by Stephen Savitsky's adult children. Mr. Savitsky also disclaims beneficial ownership of these shares.

(6) Includes options to purchase 398,500 shares of Class A Common Stock pursuant to various Company stock option plans which are exercisable within 60 days of the Record Date. Includes 471,691 shares of Class A Common Stock held by David Savitsky's wife. Mr. Savitsky disclaims beneficial ownership of these shares. Includes 25,436 shares of Class A Common Stock purchased through the Company's employee stock purchase plan.

(7) Includes 273,800 shares of Class A Common Stock held by Mr. Savitsky's wife as trustee for the benefit of their three children and 135,000 shares of Class A Common Stock held directly by one of Mr. Savitsky's children. Mr. Savitsky disclaims beneficial ownership of these shares.

(8) Includes options to purchase 830,000 shares of Class A Common Stock pursuant to various Company stock option plans which are exercisable within 60 days of the Record Date.

(9) Includes 2,223,000 shares of Class A Common Stock into which Roaring Fork's shares of Series C Preferred Stock are convertible, but does not include 1,167,351 shares of Class A Common Stock subject to warrants held by Roaring Fork and exercisable at $0.60 per share, which price is well above the current market price of Class A Common shares.

CLASS B COMMON STOCK

         None of the Named Executive Officers or Directors of the Company beneficially owns any of the Company's Class B Common Stock. No person is known by the Company to beneficially own more than 5% of the Company's Class B Common Stock

SERIES A PREFERRED STOCK

         Except for Stephen Savitsky and David Savitsky, none of the Named Executive Officers or Directors of the Company beneficially owns any of the Company's Series A Preferred Stock.

------------------------------------------------------------------------------------------------------------
                                         SERIES A PREFERRED STOCK
------------------------------------------------------------------------------------------------------------
            BENEFICIAL OWNER                         NUMBER OF SHARES               PERCENTAGE OF CLASS
------------------------------------------ ------------------------------------- ---------------------------
Stephen Savitsky (3)                                      900(1)                            45%
------------------------------------------ ------------------------------------- ---------------------------
David Savitsky (3)                                        900(2)                            45%
------------------------------------------ ------------------------------------- ---------------------------
All Named Executive Officers and                          1,800                             90%
Directors as a Group (6 Persons)
------------------------------------------ ------------------------------------- ---------------------------

(1) Includes 900 shares of Series A Preferred Stock which are convertible into 586,331 shares of Class A Common Stock held by Mr. Stephen Savitsky's wife. Mr. Savitsky disclaims beneficial ownership of these shares.

(2) Includes 900 shares of Series A Preferred Stock which are convertible into 586,331 shares of Class A Common Stock held by Mr. David Savitsky's wife. Mr. Savitsky disclaims beneficial ownership of these shares.

(3) The address of each of these persons is ATC Healthcare, Inc., 1983 Marcus Avenue, Lake Success, New York 11042

SERIES C PREFERRED STOCK

         None of the Named Executive Officers or Directors of the Company beneficially owns any of the Company's Series C Preferred Stock.

------------------------------------------------------------------------------------------------------------
                                         SERIES C PREFERRED STOCK
------------------------------------------------------------------------------------------------------------
            BENEFICIAL OWNER                         NUMBER OF SHARES               PERCENTAGE OF CLASS
------------------------------------------ ------------------------------------- ---------------------------
Roaring Fork Capital SBIC L.P.                             500                              100%
8400 East Prentice Avenue
Suite 745
Greenwood Village, CO  80111
------------------------------------------ ------------------------------------- ---------------------------

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                  ----------------------------------------------

                              CERTAIN TRANSACTIONS

         In January, 2002, the Company purchased substantially all of the assets and business (the "Business" or "AllCare") of Direct Staffing, Inc. ("DSI"), a licensee of the Company serving Westchester County, New York and Northern New Jersey, and DSS Staffing Corp. ("DSS"), a licensee of the Company serving New York City and Long Island, New York, for an aggregate purchase price of $30,195,000. Those licenses were owned by an unrelated third party and by Stuart Savitsky, son of Stephen Savitsky, Chairman of the Company, and Shabsi Schreier and Steven Weiner, two sons-in-law of Stephen Savitsky, who were to receive in the aggregate the proceeds of the sale.

         The purchase price was evidenced by promissory notes issued to each of the four owners of DSS and DSI. Those notes were later amended, collateralized, and subordinated to the Company's senior lender.

         On April 22, 2005, the Company sold the Business to an unrelated third party, Onward Healthcare, Inc., of Norwalk, Connecticut, for approximately $20.0 million in cash, of which $1.2 million was placed in escrow pending the collection of the accounts receivable of the Business. The Company used the funds which it received to retire approximately $13.0 million in senior lender debt and to repay and restructure the $28.1 million still outstanding under the promissory notes to the seller's of DSS and DSI. As a result of the repayment and restructuring of the notes, those obligations were reduced from $28.1 million to $8.1 million and the promissory note of the unrelated seller was paid off entirely.

         On August 31, 2005, the Company entered into separate agreements with Stuart Savitsky, Shabsi Schreier, and Steven Weiner under which on that date the promissory note of each of them in the principal amount of $2,700,000 was converted into 1,350 shares of the Company's Series B Preferred Stock on the basis of $2,000 per share. The Series B Preferred Stock is held in a rabbi trust established by the Company for the benefit of the individual.

         Under the terms of each trust, 664 shares will be released to the individual in installments on the third through the seventh anniversaries of August 31, 2005. The 686 shares remaining in each trust will be released to the individual on the earlier of the time immediately prior to the occurrence of a change in control of the Company, as the defined in the trust agreement, or September 31, 2015. The Company is obligated to register the shares as they are released to each individual.

         In February 2006, ATC Healthcare Services, Inc., a wholly-owned subsidiary of the Company, entered into a Management Agreement (the "Travel Management Agreement") with Travel Healthcare Solutions, LLC, a New York limited liability company ("Travel Healthcare"), 33.33% of which is owned by Stephen Savitsky, Chairman of the Board of the Company, and 16.67% of which is owned by David Savitsky, Chief Executive Officer of the Company. Under the Travel Management Agreement, Travel Healthcare is responsible for managing and overseeing the Company's Travel Nurse Division (the "Travel Division"). The Travel Division places healthcare professionals with clients nationwide for long-term assignments. Under the Travel Management Agreement, Travel Healthcare paid the Company a fee of $240 (which has been included in revenue at February 28, 2006) for the Company's proprietary system of operating the Travel Division. Travel Healthcare will receive management fees under the Agreement equal to 50% of the gross margin realized on the Travel Division's revenues to the extent they exceed a baseline amount which is greater than the Travel Division's revenues in fiscal 2006.

         The Travel Management Agreement has an initial term of 10 years and automatically renews for subsequent five-year renewal terms unless the Company exercises its right to purchase Travel Healthcare's assets and rights under the Travel Management Agreement for a purchase price equal to 50% of the amount by which net sales of the Travel Division for the trailing 12 month period exceed the baseline revenue amount or, if the Company elects not to exercise the right, Travel Healthcare elects to purchase the Division for an amount equal to the baseline revenue amount plus 50% of the amount by which Net Sales of the Division for the trailing 12 month period exceed the baseline revenue amount. The Company also has early termination rights if certain sales thresholds are not achieved. Under the Agreement, the Company is responsible to paying general and administrative costs of the Division in an amount substantially equivalent to the amount expended by the Company to operate the Travel Division with revenue below the baseline amount. In connection with the sale by the Company of its AllCare Nursing business in April 2005, the Company agreed not to conduct a per diem medical staffing business in the New York City area until 2008. Under the Travel Management Agreement, the Company, subject to certain conditions, granted the Travel Healthcare an option to conduct a per diem medical staffing business under the Company's then standard license agreement in the New York City area when the AllCare sale noncompetition agreement expires.

         During the fourth quarter of fiscal 2006, the Company entered into license agreements with three limited liability companies for Oak Park, Illinois, Newport, Rhode Island and Pasadena, California. Stephen Savitsky owns 17% and David Savitsky owns 8% of the limited liability companies. The Company received a licensee fee totaling $88,000. In each case, the limited liability company has hired a manager with experience in medical staffing as its manager and has provided equity and other incentives to the manager. The terms of each of the license agreements are the same as those in effect between the Company and its other licensees and are accordingly no less favorable to the Company than the terms that could have been obtained from unrelated third parties. The Company may from time to time in the future enter into other license agreements with other companies owned in part by Stephen Savitsky and/or David Savitsky. In each case the terms will be no less favorable than the Company could obtain from unrelated third parties.

                                     PART IV
                                     -------

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         ---------------------------------------

(a)      None

(b) See the Exhibit Index to this Amendment for a list of exhibits included with it.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated June 27, 2006                ATC HEALTHCARE, INC.

                                   By:  /S/  DAVID SAVITSKY
                                           David Savitsky
                                           Chief Executive Officer

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.           Description
-----------           -----------

31.1                  Certification of Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes - Oxley Act of 2002

31.2                  Certification of Chief Financial Officer pursuant to
                      Section 302 of the Sarbanes - Oxley Act of 2002