Form 10-Q
period 2006-05-31
ATC HEALTHCARE INC /DE/
filed 2006-07-17
CIK 720480

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED MAY 31, 2006, OR

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

The number of shares of Class A Common Stock and Class B Common Stock outstanding on July 7, 2006 were 38,575,459 and 186,998 shares, respectively.

                      ATC HEALTHCARE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                 PAGE NO.
                                                                                 --------
PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets
           May 31, 2006 (unaudited) and February 28, 2006                           3

           Condensed Consolidated Statements of Operations (unaudited)
           Three months ended May 31, 2006 and 2005                                  4

           Condensed Consolidated Statements of Cash Flows (unaudited)
           Three months ended May 31, 2006 and 2005                                  5

           Notes to Condensed Consolidated Financial Statements (unaudited)       6-12

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         13-20

ITEM 3.    QUANTITATIVE AND QUALITATIVE DESCRIPTION
           OF MARKET RISK                                                           21

ITEM 4.    CONTROLS AND PROCEDURES                                                  21

PART II.   OTHER INFORMATION                                                        22

ITEM 1.    LEGAL PROCEEDINGS                                                        23

ITEM 6.    EXHIBITS                                                                 23

PART I.  FINANCIAL INFORMATION
ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
                                                                             May 31, 2006     February 28, 2006
                                                                              (Unaudited)
                                                                        -------------------- --------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                        $ 862                $ 984
     Accounts receivable, less allowance
       for doubtful accounts of $289
       and $247, respectively                                                        11,631               11,777
     Prepaid expenses and other current assets                                        6,699                6,168
                                                                        -------------------- --------------------
               Total current assets                                                  19,192               18,929

Fixed assets, net                                                                       223                  207
Intangibles                                                                             361                  411
Goodwill                                                                              5,357                5,357
Other assets                                                                            306                  292
                                                                        -------------------- --------------------
      Total assets                                                                  $25,439              $25,196
                                                                        ==================== ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                $1,784               $1,691
     Accrued expenses                                                                 4,695                5,062
     Book overdraft                                                                   1,252                1,077

     Warrant Liability                                                                  253
     Current portion of notes and convertible debt payable
       (including $862 and $1,330 from related parties at
       May 31, 2006 and February 28, 2006, respectively                               1,264                1,629
                                                                        -------------------- --------------------
               Total current liabilities                                              9,248                9,459

Notes and convertible debt payable (all from related parties)                           250                  250
Due under bank financing                                                             10,183               10,516
Other liabilities                                                                        42                   82
                                                                        -------------------- --------------------
      Total liabilities                                                              19,723               20,307
                                                                        -------------------- --------------------

Commitments and contingencies

Convertible Series A Preferred Stock ($.01 par value 4,000 shares authorized, 2,000 shares issued and outstanding at May 31, 2006
  and February 28, 2006, respectively)                                                1,225                1,207
                                                                        -------------------- --------------------

STOCKHOLDERS' EQUITY:
Convertible Series B Preferred Stock -$1.00 par value; 10,000 shares authorized 4,050 shares issued and outstanding; liquidation
  value of $2,000 per share ($8,100)                                                      4                    4
Convertible Series C Preferred Stock - $1.00 par value, 500 shares authorized, issued and outstanding; liquidation value of
  $2,000 per share ($1,000)                                                               1                    -

Class A Common Stock - $.01 par value; 75,000,000 shares authorized; 38,575,605 and 37,449,820 shares issued and outstanding at May 31, 2006
  and February 28, 2006, respectively                                                   386                  374
Class B Common Stock - $.01 par value;
  1,554,936 shares authorized; 186,498 and 186,658
  shares issued and outstanding at May 31, 2006
  and February 28, 2006, respectively                                                     2                    2
Additional paid-in capital                                                           27,149               25,999
Accumulated deficit                                                                 (23,051)             (22,697)
                                                                        -------------------- --------------------
      Total stockholders' equity                                                      4,491                3,682
                                                                        -------------------- --------------------
      Total liabilities and stockholders' equity                                    $25,439              $25,196
                                                                        ==================== ====================

                                       See notes to condensed consolidated financial statements.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

                                                       May 31, 2006 May 31, 2005
                                                       ------------ ------------
REVENUES:
     Service revenues                                      $19,848      $17,010
                                                       ------------ ------------

COSTS AND EXPENSES:
     Service costs                                          15,443       13,220
     General and administrative expenses                     4,077        3,917
     Depreciation and amortization                             121          158
                                                       ------------ ------------
        Total operating expenses                            19,641       17,295
                                                       ------------ ------------

(LOSS) INCOME FROM OPERATIONS                                  207         (285)
                                                       ------------ ------------

INTEREST AND OTHER EXPENSES (INCOME):
     Interest expense, net                                     487          531
     Other  expense (income), net                              (57)         (24)
                                                       ------------ ------------
       Total interest and other expenses (income)              430          507
                                                       ------------ ------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES           (223)        (792)

INCOME TAX PROVISION                                            12           25
                                                       ------------ ------------

LOSS FROM CONTINUING OPERATIONS                               (235)        (817)
                                                       ------------ ------------

DISCONTINUED OPERATIONS:
(LOSS) FROM DISCONTINUED OPERATIONS
NET OF TAX PROVISION OF $0  IN 2005                              -         (577)
                                                       ------------ ------------

NET LOSS                                                      (235)      (1,394)
                                                       ------------ ------------

Dividends accreted to Preferred Shareholders                   119           17
                                                       ------------ ------------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                 $(354)     $(1,411)
                                                       ============ ============

(LOSS) INCOME EARNINGS PER SHARE:

(LOSS) FORM CONTINUING OPERATIONS:
(LOSS) PER COMMNON SHARE- BASIC                              $(.01)       $(.03)
                                                       ============ ============
(LOSS)  PER COMMON SHARE - DILUTED                           $(.01)       $(.03)
                                                       ============ ============

(LOSS) INCOME FROM DISCONTINUED OPERATIONS:
(LOSS) INCOME PER COMMON SHARE-BASIC                             -        $(.02)
                                                       ============ ============
(LOSS) INCOME PER COMMON SHARE - DILUTED                         -        $(.02)
                                                       ============ ============

Net Loss:
(LOSS) PER COMMON SHARE-BASIC                                $(.01)       $(.05)
                                                       ============ ============
(LOSS) PER COMMON SHARE - DILUTED                            $(.01)       $(.05)
                                                       ============ ============

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING
     Basic                                                  38,248       27,495
                                                       ============ ============
     Diluted                                                38,248       27,495
                                                       ============ ============

           See notes to condensed consolidated financial statements.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                             May 31,       May 31,
                                                                              2006          2005
                                                                         -------------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                    $(235)     $(1,394)
      Loss from discontinued operations                                              -         (577)
                                                                         -------------- ------------
     Net loss from continuing operations                                          (235)        (817)
       Adjustments to reconcile net loss to net cash used in
        operations
        Depreciation and amortization                                              119          168
        Amortization of debt financing costs                                        70           46
        Stock-based compensation                                                    89            -
        Provision for doubtful accounts                                             42         (133)
        In kind interest                                                             -           33
     Changes in operating assets and liabilities:
       Accounts receivable                                                         104          131
       Prepaid expenses and other current assets                                  (601)      (1,988)
       Other assets                                                                (14)          48
       Accounts payable and accrued expenses                                      (375)         257
       Other long-term liabilities                                                 (40)        (109)
       Net cash used in discontinued operations                                      -       (1,454)
                                                                         -------------- ------------
              Net cash used in operating activities                               (841)      (3,818)
                                                                         -------------- ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                        (85)          (5)
       Net proceeds from sale of discontinued operations                             -        4,089
                                                                         -------------- ------------
            Net cash provided by (used in) investing activities                    (85)       4,084
                                                                         -------------- ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds (repayments) of borrowings of notes and
          capital lease obligation                                                (312)         215
       Repayment of term loan facility                                            (333)           -
       Costs pertaining to issuance of common or preferred stock
       (Decrease) increase in book overdraft                                       175         (675)
       Issuance of common stock                                                    351            -
       Issuance of preferred stock net of costs of $77                             923            -
       Net cash provided by discontinued operations                                  -          114
                                                                         -------------- ------------
           Net cash provided by (used in) financing activities                     804         (346)
                                                                         -------------- ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (122)         (80)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     984        1,042

                                                                         -------------- ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $862         $962
                                                                         ============== ============

Supplemental Data:
   Interest paid                                                                  $405         $564
                                                                         ============== ============
   Income taxes paid                                                               $21          $41
                                                                         ============== ============
   Dividends                                                                      $119          $17
                                                                         ============== ============
   Conversion of debt to common stock                                              $53         $606
                                                                         ============== ============
   Forgiveness of debt                                                                      $17,344
                                                                         ============== ============

                                See notes to condensed consolidated financial statements.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in Thousands, Except Where Indicated Otherwise, and for Per Share Amounts)

1. BASIS OF PRESENTATION - The accompanying condensed consolidated financial statements as of May 31, 2006 for the three months ended May 31, 2006 and 2005 are unaudited. In the opinion of management, all adjustments, consisting of only normal and recurring accruals necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented have been included. The condensed consolidated balance sheet as of February 28, 2006 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of ATC Healthcare, Inc. (the "Company") for the year ended February 28, 2006. Certain prior period amounts have been reclassified to conform to the May 31, 2006 presentation.

On April 22, 2005, the Company sold substantially all of the assets and liabilities of its AllCare Nursing business, which consisted primarily of goodwill and accounts receivable, to Onward Healthcare, Inc. ("Onward") See Note 5 (Discontinued Operations). Accordingly, the Company's Financial Statements at May 31, 2005 reflect the related operations as Discontinued Operations in the accompanying statement of operations presented or the three months ended May, 31, 2005.

Results for the three months ended May 31, 2006 are not necessarily indicative of the results for the full year ending February 28, 2007.

2. LIQUIDITY -The Company has shown losses from operations for the past four years and until the conversion of $8.1 million of debt to Preferred B Stock on August 31, 2005 had a stockholders' deficiency. As of May 31, 2006 the company had stockholders' equity of $4,491. Management has a plan whereby they will continue to add licensees, which it believes, will return the Company to profitability.

3. EARNINGS PER SHARE -Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding for the applicable period. Diluted earnings (loss) per share is computed using the weighted average number of common shares plus common equivalent shares outstanding, unless the inclusion of such common equivalent shares would be anti-dilutive. For the three months ended May 31, 2006 and 2005, 21,783 and 12,818 common stock equivalents, respectively, have been excluded from the earnings per share calculation, as their inclusion would have been anti-dilutive.

4. PROVISION FOR INCOME TAXES - For the three months ended May 31, 2006, the Company recorded an expense for income taxes of $12 on a pretax loss of $223 as compared to an income tax provision of $25 on a pretax loss of $792, for the three months ended May 31, 2005. The current provision and the prior year provision consist entirely of state and local income taxes. The provision provides for state and local income taxes representing minimum taxes due to certain states.

5. DISCONTINUED OPERATIONS - In December 2004, after reviewing the significant debt obligations of the Company and the alternatives thereto, the Board of Directors of the Company concluded and authorized the Company to explore the possible sale of its AllCare Nursing business.

On April 22, 2005, the Company sold substantially all of the assets of its AllCare Nursing business, which consisted primarily of goodwill and accounts receivable, to Onward Healthcare, Inc. ("Onward") of Norwalk, Connecticut, for approximately $20.0 million in cash, of which $1.2 million was placed in escrow pending the collection of the accounts receivable. As of May 31, 2006 the escrow was fully collected. Also in other current assets are additional amounts due from Onward for receivables being collected by Onward of approximately $800 of which approximately $460 is still outstanding at May 31, 2006. Because the assets were written down to the sale amount at February 28, 2006 there was no gain or loss recorded on the sale of the AllCare Nursing business during the three month period ended May 31, 2005. AllCare Nursing was located in Melville, New York, with offices in Union, New Jersey, and in Stratford, Connecticut, and provided supplemental staffing and travel nurses to healthcare facilities in the greater New York City metropolitan area, northern New Jersey, and Connecticut.

The Company originally purchased AllCare Nursing, then known as Direct Staffing Inc. and DSS Staffing Corp. (together "Direct Staffing"), in January 2002 for $30.2 million in five percent interest-bearing promissory notes.

The Company used the funds which it received from Onward to retire approximately $13.0 million in bank debt and to repay and restructure the $28.1 million in promissory notes outstanding to the sellers of Direct Staffing. In connection with obtaining its lender's consent to the sale and paying down its bank debt, the Company's revolving credit facility was permanently reduced from $35.0 million to $15.0 million. As a result of the repayment and restructuring of the Direct Staffing promissory notes, those obligations were reduced from $28.1 million to $8.1 million. On August 30, 2005, the remaining $8.1 million was converted into 2,000 shares of Series B preferred stock.

Revenue and Pretax (loss) for discontinued operations for the three months ended May 31, 2005 is presented in the chart below. For the three months ended May 31, 2006 the company had no income or (loss) from discontinued operations:

                                    Three Months Ended
                                       May 31, 2005
                                  -----------------------
        Revenue                                  $ 5,480
                                  =======================

        Pre Tax (loss)                           $  (577)
                                  =======================

Interest expense included in pre-tax net loss amounted to $443.

6. FINANCING ARRANGEMENTS - The Company entered into a Financing Agreement, as amended, with a lending institution, HFG Healthco-4, whereby the lender agreed to provide a revolving credit facility and term loan facility. The revolving credit facility was for up to $35 million, but was amended in connection with the sale of AllCare on April 22, 2005, reducing the amount of the facility to $15 million. Subsequently on November 7, 2005, the facility was further amended to modify certain financial ratio covenants as of November 30, 2005 and to increase availability from 80% of receivables to 85%, and to extend the revolving loan term from April 2008 to November 2008. As amended, availability under the credit facility is based on a formula of eligible receivables as defined in the Financing Agreement. On April 22, 2005 in connection with the sale of AllCare, the liability due on the Company's revolving line of credit was paid down by the amount of $12,123 and the outstanding term loan balance of $1,888 was extinguished.

Interest accrues at rate of 5.41% over LIBOR on the revolving credit facility and accrued at a rate of 6.37% over LIBOR on the term loan facility until its termination on April 22, 2005. An annual fee of 0.5% is required based on any unused portion of the total loan availability. The agreement contains various restrictive covenants that, among other requirements, restrict additional indebtedness. The covenants also require the Company to meet certain financial ratios. As of May 31, 2006, and February 28, 2006 the outstanding balance on the revolving credit facility was $10,183 and $10,516, respectively.

On June 8, 2005, and October 14, 2005 amendments to the revolving credit facility were entered into modifying certain financial ratio covenants as of June 30, 2005 and August 31, 2005 respectively.

7. NOTES AND CONVERTIBLE DEBENTURES PAYABLE - On May 25, 2005, the Company issued a Promissory Note to Cornell Capital Partners L.P. in the principal amount of $850. As was contemplated, the Note is to be repaid through issuances of Class A Common stock to Cornell Capital Partners under the Standby Equity Distribution Agreement between the Company and Cornell Capital Partners. As of May 31, 2006 $232 remained outstanding on this note.

On December 15, 2004 the Company entered into a $1.5 million 15% convertible subordinated note with the wife of one of the Executive officers of the Company. The Note bears interest at 15% per annum and matures on January 15, 2007. It is to be repaid in eight equal installments commencing April 15, 2005, subject to restrictions on the sources of such payment. As of May 31, 2006 $1.1 million remains outstanding on the note. At the option of the holder, all or a portion of the note may be converted at any time, plus accrued but unpaid interest, into shares of Class A Common Stock at a per share price equal to $0.38 cents per share which is equal to the average of the five days closing bid price up to December 15, 2004.

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

The Company pays a monthly distribution or commission to its domestic licensees based on a defined formula of gross profit generated. Generally, the Company pays a licensee approximately 55% (60% for certain licensees who have longer relationships with the Company). There is no payment to the licensees based solely on revenues. For the three months ended May 31, 2006 and 2005, total licensee distributions were approximately $1.8 million and $1.7 million respectively and are included in the general and administrative expenses.

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

Revenues generated from the sales of licensees and initial licensee fees are recognized upon signing of the licensee agreement, if collectibility of such amounts is reasonably assured, since the Company has performed substantially all of its obligations under its licensee agreements by such date. Included in revenues for the three months ended May 31, 2006 and 2005 is $29 and $0 of licensee fees.

9. LICENSEE SALES-The Company includes in its service revenues, service costs and general and administrative costs, revenues and costs associated with its Licensees. Summarized below is the detail associated with the above-discussed items for the three months ended May 31, 2006 and 2005 respectively.

    (In thousands)                      Three Months        Three Months
                                           Ended               Ended
                                        May 31, 2006        May 31, 2005
                                      ----------------- -------------------
    Company Service Revenue                    $  5,269            $  3,549
                                      ----------------- -------------------
    Licensee Service Revenue                   $ 14,579            $ 13,461
                                      ----------------- -------------------
    Total Revenue                              $ 19,848            $ 17,010
                                      ----------------- -------------------
    Company Service Costs                      $  4,030            $  2,530
                                      ----------------- -------------------
    Licensee Service Costs                     $ 11,413            $ 10,690
                                      ----------------- -------------------
    Total Service Costs                        $ 15,443            $ 13,220
                                      ----------------- -------------------
    Company General and
    administrative costs                       $  2,293            $  2,175
                                      ----------------- -------------------
    Licensee Royalty                           $  1,784            $  1,742
                                      ----------------- -------------------
    Total General and
    administrative costs                       $  4,077            $  3,917
                                      ----------------- -------------------

10. GOODWILL - On March 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Intangible Assets" (SFAS 142). SFAS 142 includes requirements to annually test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, the Company no longer amortizes goodwill and in definite lived intangibles.

11. CONTINGENCIES - Litigation

Transportation Insurance Company, Continental Casualty Company and CNA Claim Plus, Inc. v. ATC Healthcare Services, Inc. and ATC Healthcare, Inc. (United States District Court for the Eastern District of New York No. CV 04-4323). Plaintiff insurance companies (collectively "CNA") filed this action in 2004 to recover insurance premiums, claims reimbursements, claims handling fees, taxes and interest alleged to be owed by the Company and by its wholly-owned subsidiary ATC Healthcare Services, Inc. (collectively the "Company") to CNA under 1999-2003 workers compensation insurance programs. CNA seeks over $3 million in damages, "subject to change as additional claims are paid under the policies, as future computations are undertaken, and as additional claim reimbursement and claim service billings are prepared." Following an analysis and accounting by the Company's expert of whether CNA properly dispatched its claim-handling duties and whether its invoices were fair and reasonable, the Company has counterclaimed that CNA mishandled claims, overstated invoices, and in fact owes the Company a substantial sum of money. The parties have submitted the dispute to mediation which is to take place in July 2006. If the mediation does not result in a settlement, fact discovery is scheduled to be completed in the fall of 2006 with a trial expected in early 2007. At the present stage of the litigation, the Company is unable to accurately predict the likelihood of an unfavorable outcome to this lawsuit, and is unable to make a reasonable estimate of possible loss or range of loss or of a possible gain on its counterclaims.

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


12. RECENT ACCOUNTING PRONOUNCEMENTS-. Management does not believe that any recently issued but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

13. SHAREHOLDERS' EQUITY - From time to time since November 2004 we have issued promissory notes to Cornell Capital Partners to evidence loans made to us by Cornell Capital Partners, the proceeds of which were used to fund our general working capital needs. It has been contemplated that those Notes will be repaid from the proceeds of sales of Class A Common Stock to Cornell Capital Partners under the Standby Equity Distribution Agreement. During the three months ended May 31, 2006 we issued Cornell Capital Partners 1,125,625 shares under the Standby Equity Distribution Agreement and the Convertible Debenture for purchase prices between $0.36 and $0.39 per share. The proceeds from the sales under the Standby Equity Distribution Agreement were used for working capital purposes and to reduce our promissory note obligation to Cornell Capital Partners.

Series C Convertible Preferred Stock - On May 31, 2006, ATC Healthcare, Inc. (the "Company") sold to one accredited investor 500 shares of its 6% Convertible Series C Preferred Stock (the "Series C Preferred Stock") for $1.0 million. Each Series C Preferred share is convertible into the Company's Class A Common Stock at $0.45 per common share. As part of the sale, for every $1.35 invested, the purchaser also received a warrant to purchase one share of the Company's Class A Common Stock at $0.60 over a five-year period, for a total of 741,000 shares subject to the warrant. The fair value of the warrants are equal to $253 based on the fair value method of accounting using a Black-Scholes valuation model. The Company paid the placement agent a seven percent commission of $70 and granted the agent a warrant to purchase 155,555 shares of the Company's Class A Common Stock for $0.60. The fair value of the warrants are equal to $53 based on the fair value method of accounting using a Black-Scholes valuation model.

Pursuant to the terms of the registration rights agreement entered in connection with the transaction, The Company is required to file with the Securities and Exchange Commission (the "SEC") a registration statement under the Securities Act of 1933, as amended, covering the resale of the common stock underlying the Series C Preferred Stock purchased and the common stock underlying the warrants.

In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock," and the terms of the warrants and the transaction documents, the warrants were accounted for as a liability. The fair value of the warrants which amounted to $253 on the date of grant was recorded as a reduction in Additional Paid In Capital. Adjustments to the carrying value of the liability will be a component of current operations. The warrant liability will be reclassified to equity on the effective date of the registration statement, evidencing the non-impact of these adjustments on the Company's financial position and business operations.

The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 5.11%; the expected life of 5 years and volatility of 142%.

During the three months ended May 31, 2006, 160 shares of Class B Common Stock were converted into 160 shares of Class A Common Stock.

Stock-based Compensation- On March 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, "Share-Based Payment" ("SFAS 123R"), under the modified prospective method. The Company had previously accounted for stock-based compensation plans under the intrinsic value method of "SFAS 123"Accounting for Stock-Based Compensation" ("SFAS 123"), adoption had an impact of less then $0.1 million on the Company's financial position or results of operations.

The Company accounts for its stock options issued under its stock compensation plans under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. All stock option grants have an exercise price equal to the fair market value of the Company's common stock on the date of grant and generally have a 10 year term. The fair value of stock options grants is amortized to expense over the vesting period, generally 24 to 48 months. As of May 31, 2006, 5,072,118 shares were available for future stock-based compensation grants. The Company issues new shares on the open market upon the exercise of stock options. For the three months ended May 31, 2006, the Company recognized stock based compensation of less then $0.1 million.

The Company did not grant any stock options during the three months ended May 31, 2006 and May 31, 2005.

A summary of option activity during the three months ended May 31, 2006 is presented below:

                                                  Options Outstanding

                                                             Weighted-Average
                                                                Remaining        Weighted      Aggregate
                                                Number         Contractual        Average      Intrinsic
         Range of Exercise Prices             Outstanding     Life (In Years)  Exercise Price    Value
------------------------------------------ ----------------- ---------------- --------------- ------------
Options outstanding, beginning of period          4,126,882              3.3           $0.63         $750
Granted
Exercised
Forfeited
                                           ----------------- ---------------- --------------- ------------
Options outstanding, end of period                4,126,882              3.3           $0.63         $700
                                           ----------------- ---------------- --------------- ------------

Options exercisable, end of period                2,709,858              3.1           $0.63         $700
                                           ----------------- ---------------- --------------- ------------
Weighted average fair value of options
granted                                              $    -
                                           =================

As of May 31, 2006 all stock options outstanding are either vested or expected to vest.

A summary of the status of the Company's nonvested shares as of May 31, 2006, and changes during the three months ended May 31, 2006, is presented below:


                                          Options         Weighted Average Grant
                                                               Date Fair Value
                                     ------------------- -----------------------
      Nonvested options                  1,417,024                 $ 0.50
      outstanding, beginning of
      period

      Granted                                -                        -

      Vested                                 -                        -

      Forfeited                              -                        -

      Nonvested options
      outstanding, end of period         1,417,024                 $ 0.50


As of May 31, 2006 there was $0.2 million of total unrecognized compensation cost related to nonvested share based compensation stock option plans of the Company. That cost is expected to be recognized over a weighted- average period of 1.4 years.

The Company accounted for its employee incentive stock option plans in prior years using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. Had the Company determined compensation expense at May 31, 2005 based on the fair value at the grant dates for those awards consistent with the method of SFAS 123, the Company's net (loss) per share would have been increased to the following pro forma amounts:


(In thousands, except per share data)                For the three months ended
                                                             May 31, 2005
                                                     ---------------------------
Net loss as reported                                       $        (1,394)

Less: Fair value method of stock based compensation,       $          (126)
net of tax

Pro forma net loss                                         $        (1,520)

Basic net loss per share as reported                       $         (0.05)

Pro forma basic loss per share                             $         (0.06)

Diluted loss per share as reported                         $         (0.05)

Pro forma diluted loss per share                           $         (0.06)

14. RELATED PARTY TRANSACTIONS:

         During the fourth quarter of fiscal 2006, the Company entered into license agreements with three limited liability companies for franchises in Oak Park, Illinois, Newport, Rhode Island, and Pasadena, California. Stephen Savitsky, our Chairman of the Board, owns 17% and David Savitsky, our Chief Executive Officer, owns 8% of each limited liability company. In the first quarter of fiscal 2007, the company entered into a license agreement with a fourth limited liability company in Pompano Beach, Florida of which Stephen Savitsky and David Savitsky own 17% and 8%, respectively. The Company received a license fee of $29 in connection with this license agreement. Total revenues from those four licenses amounted to $126 for the three months ended May 31, 2006.

         In February 2006, ATC Healthcare Services, Inc., one of our wholly-owned subsidiaries, entered into a Management Agreement with Travel Healthcare Solutions, LLC, a New York limited liability company ("Travel Healthcare"), 33.33% of which is owned by Stephen Savitsky, and 16.67% of which is owned by David Savitsky. Revenues from Travel Healthcare for the three months ended May 31, 2006 totaled $1,212.


15:   SUBSEQUENT EVENTS:

         On June 12, 2006, we completed the acquisition of the assets of Critical Nursing Solutions Inc. ("CNS"), a leading provider of per-diem and travel-nursing services in the Arizona market. The purchase is up to $850 including possible earn-out amounts. As part of that transaction we obtained the locations of CNS in Phoenix, Tucson, and Gilbert, Arizona, as well as a travel division in Whitefish, Montana. The Company is still obtaining information on the valuation of assets acquired and liabilities assumed. The results of operations of CNS are not individually material.

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

Results of Operations

COMPARISON OF THREE MONTHS ENDED MAY 31, 2006 ("THE 2007 PERIOD") TO THE THREE MONTHS ENDED MAY 31, 2005 ("THE 2006 PERIOD")

TOTAL REVENUES: Total revenues for the three month period ended May 31, 2006 were $19.8 million, an increase of $2.8 million or 16.5% from total revenues of $17.0 million for the three months ended May 31, 2005. The Increase in revenues is due to continued growth in licensees opened during late Fiscal 2005 and early Fiscal 2006. The Company did not close any Company owned offices during the three months ended May 31, 2006 and May 31, 2005. We continue to expect that the demand for nurses will continue to increase in the coming months. If revenues were to significantly decline, our ability to continue operations could be jeopardized.

Service costs were 77.8% and 77.7% for the three months ended May 31, 2006 and 2005 respectively. Service costs represent the direct costs of providing services to patients or clients, including wages, payroll taxes, travel costs, insurance costs, medical supplies and the cost of contracted services.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $4.1 million for the three months ended May 31, 2006 as compared to $3.9 million for the same period in 2005. General and administrative costs, expressed as a percentage of total revenues, was 20.6% for the three month period ended May 31, 2006 versus 23.0% for the three months ended May 31, 2005. The decrease in general and administrative costs in 2006 as a percentage of revenue is due to the cost savings realized by the Company during the last fiscal year and the increase in revenue.

DEPRECIATION EXPENSE: Total Depreciation and Amortization for the three months ended May 31, 2006 was $121 a decrease of $37 from $158 for the three months ended May 31, 2005. The decrease is due to significant assets purchased in 2001 being fully depreciated.

INTEREST EXPENSE, NET: Interest expense, net for the three months ended May 31, 2006 was $.4 million compared to $.5 million for the same period in the prior year. Interest expense net of the charge decreased by $.1 million due to lower interest rates being charged on the Company's revolving loan facility and the conversion of $8.1 million of debt to series B preferred stock in the second quarter of Fiscal 2006.

PROVISION FOR INCOME TAXES: For the three months ended May 31, 2006 the Company recorded an expense for income taxes of $12 on a pretax loss of $0.2 million compared to an income tax of $25 on a pretax loss of $0.8 million for the three months ended May 31, 2006. The current year and prior year provision provides for state and local income taxes representing minimum taxes due to certain states.

DISCONTINUED OPERATIONS: In December 2004, after reviewing the significant debt obligations of the Company and the alternatives thereto, the Board of Directors of the Company concluded and authorized the Company to sell its AllCare Nursing business.

On April 22, 2005, the Company sold substantially all of the assets of its AllCare Nursing business, which consisted primarily of goodwill and accounts receivable, to Onward Healthcare, Inc. ("Onward") of Norwalk, Connecticut, for approximately $20.0 million in cash, of which $1.2 million was placed in escrow pending the collection of the accounts receivable. As of May 31, 2006 the escrow was fully collected. Also in other current assets are additional receivables not purchased by Onward of approximately $800 of which approximately $460 is still outstanding at May 31, 2006. Because the assets were written down to the sale amount at February 28, 2006 there was no gain or loss recorded on the sale of the AllCare Nursing business during the three month period ended May 31, 2005. AllCare Nursing was located in Melville, New York, with offices in Union, New Jersey, and in Stratford, Connecticut, and provided supplemental staffing and travel nurses to healthcare facilities in the greater New York City metropolitan area, northern New Jersey, and Connecticut.

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

AllCare Nursing had no operations during the three months ended May 31, 2006 as the sale was consummated on April 22, 2005. For the three months ended May 31, 2005 All Care nursing had sales of $5.5 million and a loss from operations for the quarter of approximately $577.


Liquidity and Capital Resources

The Company funds its cash needs through various equity and debt issuances and through cash flow from operations. The Company generally pays its billable employees weekly for their services, and remits certain statutory payroll and related taxes as well as other fringe benefits. Invoices are generated to reflect these costs plus the Company's markup.

Cash and Cash equivalents decreased by $122 as of May 31, 2006 as compared to February 28, 2006 as a result of cash used in operating activities of $841, cash used by investing activities of $85 and cash provided by financing activities of $804. Cash used in operating activities was mainly due to a loss from operations, an increase in prepaids and a decrease in accrued liabilities and accounts payable. Cash provided by financing was mainly from the issuance of the Series C preferred stock which was used to reduce notes and reduce our borrowings on the credit facility.

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

Interest accrues at rate of 5.41% over LIBOR on the revolving credit facility and accrued at a rate of 6.37% over LIBOR on the term loan facility until its termination on April 22, 2005. An annual fee of 0.5% is required based on any unused portion of the total loan availability. The agreement contains various restrictive covenants that, among other requirements, restrict additional indebtedness. The covenants also require the Company to meet certain financial ratios. As of May 31, 2006 and February 28, 2006 the outstanding balance on the revolving credit facility was $10,183 and $10,516 respectively.

On January 14, 2005, June 8, 2005, July 15, 2004 and October 14, 2005 amendments to the revolving credit facility were entered into modifying certain financial ratio covenants as of February 28, 2005, June 30, 2005 and August 31, 2005 respectively.

The Company had working capital of $9.9 million at May 31, 2006, as compared to a working capital of $9.5 million at February 28, 2006.

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

On April 19, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Pursuant to the Agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $5,000,000. For each share of common stock purchased under the Agreement, Cornell Capital Partners will pay us 97% of the lowest closing bid price of the common stock during the five consecutive trading days immediately following the notice date. Further, we have agreed to pay Cornell Capital Partners 5% of the proceeds that we receive under the Agreement. The Agreement is subject to us maintaining an effective S-1 registration statement. In November 2004, the Securities and Exchange Commission declared our S-1 effective. In November 2005 we updated the information in the S-1. We issued 1,125,625 shares to Cornell Capital during The three months ended May 31, 2006 at sales prices of $0.36 to $0.39 per share. The Company received proceeds of $402 net of expenses. From time to time we have issued promissory notes to Cornell Capital Partners to evidence loans made to us by Cornell, the proceeds of which were used to fund our general working capital needs. The proceeds from these sales under the Agreement were used to repay the promissory notes due to Cornell.

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

FUTURE CHANGES IN REIMBURSEMENT TRENDS COULD HAMPER OUR CLIENTS' ABILITY TO PAY US.

Many of our clients are reimbursed under the federal Medicare program and state Medicare programs for the services they provide. No portion of our revenue is directly derived from Medicare and Medicaid programs. In recent years, federal and state governments have made significant changes in these programs that have reduced reimbursement rates. In addition, insurance companies and managed care organizations seek to control costs by requiring that healthcare providers, such as hospitals, discount their services in exchange for exclusive or preferred participation in their benefit plans. Future federal and state legislation or evolving commercial reimbursement trends may further reduce, or change conditions for, our clients' reimbursement. Limitations on reimbursement could reduce our clients' cash flows, hampering their ability to pay us.

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

Our January 2002 acquisition for $30.2 million of our AllCare Nursing business did not produce the results we anticipated, resulting in our decision to sell that business. In April 2005 we sold the AllCare Nursing business for approximately $20.0 million. In addition, the Company recorded a goodwill impairment of $3.8 million as of February 28,2005. For a discussion of the benefits we derived from the sale see "Recent Acquisitions and Dispositions" above.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity: The Company's primary market risk exposure is interest rate risk. The Company's exposure to market risk for changes in interest rates relates to its debt obligations under its Facility described above. Under the Facility, the interest rate is 5.41% over LIBOR. At May 31, 2006, drawings on the Facility were $10.2 million. Assuming variable rate debt at May 31, 2006, a one point change in interest rates would impact annual net interest payments by $102,000. The Company does not use derivative financial instruments to manage interest rate risk.


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

                           PART II. OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS - See Note 11 in PART I. - ITEM 1.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 19, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Pursuant to the Agreement, we may at our discretion periodically sell to Cornell Capital Partners shares of Class A Common Stock for a total purchase price of up to $5.0 million. For each share of Common Stock purchased under the Agreement, Cornell Capital Partners pays up us 97% of the lowest closing bid price of the Common Stock during the five consecutive trading days immediately following the notice date. Further, we have agreed to pay Cornell Capital Partners, 5% of the proceeds that we receive under the Agreement.

From time to time since November 2004 we have issued promissory notes to Cornell Capital Partners to evidence loans made to us by Cornell Capital Partners, the proceeds of which have been used to fund our general working capital needs. It has been contemplated that those notes would be repaid from the proceeds of sales of Class A Common Stock to Cornell Capital Partners under the Agreement with Cornell Capital Partners. During the three months ended May 31, 2006, we issued Cornell Capital Partners 1,125,625 shares under the Standby Equity Distribution Agreement and the Convertible Debenture for purchase prices between $0.36 and $0.39 per share. The proceeds from the sale of those shares under the Agreement were used to reduce our promissory note obligation to Cornell Capital Partners.

On May 25, 2005, we issued a promissory note to Cornell Capital Partners in the principal amount of $850,000. As was contemplated, the Note is to be repaid through issuances of Class A Common Stock to Cornell Capital Partners under the Agreement. Proceeds from this advance will be used to fund general working capital needs. At May 31, 2005, $850,000 was outstanding on this Promissory Note and at May 31, 2006 $262,000 remained outstanding on this promissory note.


ITEM 6.  EXHIBITS

Exhibit
Number      Description

3.1  - Certificate of Designation of 6% Convertible Series C Preferred Stock

10.1 - Subscription Agreement and Letter or Investment Intent 6% Convertible Series C Preferred Stock of ATC Healthcare Inc.

10.2 - Registration Rights Agreement 6% convertible Series C Preferred Stock And Related Warrants of ATC Healthcare Inc.

31.1 - Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of
       2002

31.2 - Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of
       2002

32.1 - Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of
       2002

32.2 - Certification of CFO pursuant to Section 906 of Sarbanes-Oxley Act of
       2002

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated: July 14, 2006           ATC HEALTHCARE, INC.


                              By: /s/ Andrew Reiben
                                  -----------------
                                  Andrew Reiben
                         Senior Vice President, Finance
                           Chief Financial Officer and
                       Treasurer (Principal Financial and
                               Accounting Officer)