Form 10-Q
period 2006-08-31
ATC HEALTHCARE INC /DE/
filed 2006-10-16
CIK 720480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2006


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________



                         Commission file number 0-11380



                              ATC HEALTHCARE, INC.
             (Exact name of registrant as specified in its charter)



                     Delaware                            11-2650500
             (State of Incorporation)                 (I.R.S. Employer
                                                      Identification No.)


             1983 Marcus Avenue, Lake Success, New York       11042
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

The number of shares of Class A Common Stock and Class B Common Stock outstanding on October 6, 2006 were 39,476,302 and 186,498 shares, respectively.

                      ATC HEALTHCARE, INC. AND SUBSIDIARIES


                                      INDEX



                                                                          PAGE #
                                                                          ------

PART I.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets
          August 31, 2006 (unaudited) and February 28, 2006                    3

          Condensed Consolidated Statements of Operations (unaudited)
          Three and six months ended August 31, 2006 and 2005                  4

          Condensed Consolidated Statements of Cash Flows (unaudited)
          Six months ended August 31, 2006 and 2005                            5

          Notes to Condensed Consolidated Financial Statements (unaudited)  6-12


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    12-20


ITEM 3.   QUANTITATIVE AND QUALITATIVE DESCRIPTION
          OF MARKET RISK                                                      20


ITEM 4.   CONTROLS AND PROCEDURES                                             21


PART II.  OTHER INFORMATION                                                   22


ITEM 1.   LEGAL PROCEEDINGS                                                   22

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS         22

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 22

ITEM 6.   EXHIBITS                                                            22

PART I.  FINANCIAL INFORMATION
ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)


                                                                          August 31, 2006     February 28, 2006
                                                                            (Unaudited)
                                                                        -----------------------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                      $ 231                $ 984
     Accounts receivable, less allowance
          for doubtful accounts of $318
          and $247, respectively                                                   14,128               11,777
     Prepaid expenses and other current assets                                      5,618                6,168
                                                                        -----------------------------------------
               Total current assets                                                19,977               18,929

Fixed assets, net                                                                     248                  207
Intangibles                                                                           392                  411
Goodwill                                                                            6,134                5,357
Other assets                                                                          277                  292
                                                                        -----------------------------------------
      Total assets                                                                $27,028              $25,196
                                                                        =========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                              $1,196               $1,691
     Accrued expenses                                                               5,871                5,062
     Book overdraft                                                                 1,160                1,077
     Current portion of notes and convertible debt payable (including
        $802 and $1,330 from related parties at August 31, 2006 and
        February 28, 2006, respectively)                                              968                1,629
                                                                        -----------------------------------------
               Total current liabilities                                            9,195                9,459

Notes and convertible debt payable (all from related parties)                         250                  250
Due under bank financing                                                           11,516               10,516
Other liabilities                                                                      42                   82
                                                                        -----------------------------------------
      Total liabilities                                                            21,003               20,307
                                                                        -----------------------------------------

Commitments and contingencies

Convertible Series A Preferred Stock - $1.00 par value;
  4,000 shares authorized, 2,000 shares issued and
  outstanding at August 31, 2006 and February 28, 2006, respectively                1,242                1,207
                                                                        -----------------------------------------

STOCKHOLDERS' EQUITY:
Convertible Series B Preferred Stock -$1.00 par value; 4,050 shares
   authorized, issued and outstanding; liquidation value of $2,000                      4                    4
   per share ($8,100)
Convertible Series C Preferred Stock - $1.00 par value; 500 shares authorized, issued and outstanding; liquidation value of
   $2,000 per share ($1,000)                                                            1                    -

Class A Common Stock - $.01 par value;
   75,000,000 shares authorized; 39,476,302 and 37,449,820
   shares issued and outstanding at August 31, 2006
   and February 28, 2006, respectively                                                395                  374
Class B Common Stock - $.01 par value;
   1,554,936 shares authorized; 186,498 and 186,658
   shares issued and outstanding at August 31, 2006
   and February 28, 2006, respectively                                                  2                    2
Additional paid-in capital                                                         27,932               25,999
Accumulated deficit                                                              (23,551)             (22,697)
                                                                        -----------------------------------------
      Total stockholders' equity                                                    4,783                3,682
                                                                        -----------------------------------------
      Total liabilities and stockholders' equity                                  $27,028              $25,196
                                                                        =========================================

            See notes to condensed consolidated financial statements.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

                                                                  For the Three Months        For the Six Months
                                                                          Ended                      Ended
                                                                 August 31,     August 31,   August 31,    August 31,
                                                                   2006           2005         2006          2005
                                                   -------------------------------------------------------------------
REVENUES:
Service revenues                                                     $23,063      $17,932       $42,918       $34,942
----------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
Service Costs                                                         18,083       13,691        33,526        26,911
General and administrative expenses                                    4,581        3,936         8,658         7,853
Depreciation and amortization                                            129          127           250           285
----------------------------------------------------------------------------------------------------------------------
Total operating expenses                                              22,793       17,754        42,434        35,049
----------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                                            270          178           484         (107)
----------------------------------------------------------------------------------------------------------------------

INTEREST AND OTHER EXPENSE (INCOME):
Interest expense, net                                                    495          710           982         1,241
Other expense (income), net                                                5         (63)          (45)          (87)
----------------------------------------------------------------------------------------------------------------------
Total interest and other expense (income)                                500          647           937         1,154
----------------------------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES                                               (230)        (469)         (453)       (1,261)

INCOME TAX PROVISION                                                      16           25            28            50
----------------------------------------------------------------------------------------------------------------------

NET LOSS FROM CONTINUING OPERATIONS                                    (246)        (494)         (481)       (1,311)
----------------------------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS                                                    -            -             -         (577)


NET LOSS                                                               (246)        (494)         (481)       (1,888)

Dividends accreted to Preferred Stockholders                             254           17           373           34
----------------------------------------------------------------------------------------------------------------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                          $(500)       $(511)        $(854)      $(1,922)
======================================================================================================================

(LOSS) PER SHARE:

(LOSS) FROM CONTINUING OPERATIONS:
   (LOSS) PER COMMON SHARE - BASIC                                   $ (.01)      $ (.02)       $ (.02)       $ (.05)
                                                   ===================================================================
   (LOSS) PER COMMON SHARE - DILUTED                                 $ (.01)      $ (.02)       $ (.02)       $ (.05)
                                                   ===================================================================

(LOSS) FROM DISCONTINUED OPERATIONS:

   (LOSS) PER COMMON SHARE - BASIC                                  $ ------     $ ------      $ ------       $ (.02)
                                                   ===================================================================
   (LOSS) PER COMMON SHARE - DILUTED                                $ ------     $ ------      $ ------       $ (.02)
                                                   ===================================================================

NET LOSS:
   (LOSS) PER COMMON SHARE - BASIC                                   $ (.01)      $ (.02)       $ (.02)       $ (.07)
                                                   ===================================================================
   (LOSS) PER COMMON SHARE - DILUTED                                 $ (.01)      $ (.02)       $ (.02)       $ (.07)
                                                   ===================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic                                                                 39,076       29,674        38,662        28,585
======================================================================================================================
Diluted                                                               39,076       29,674        38,662        28,585
======================================================================================================================
See notes to condensed consolidated financial statements


ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)


                                                               For The Six Months
                                                                     Ended
                                                            August 31,    August 31,
                                                               2006          2005
                                                           --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                   $(481)      $(1,888)

      Loss from discontinued operations                              -          (577)
                                                           --------------------------
      Net loss from continuing operations                         (481)       (1,311)
        Adjustments to reconcile net loss to net cash
         used in operations
          Depreciation and amortization                            250           294
          Amortization of debt financing costs                      70            48
          Stock-based compensation                                 192             -
          Provision for doubtful accounts                           71          (209)
          In kind interest                                           -            56
        Changes in operating assets and liabilities:
          Accounts receivable                                   (1,410)         (684)
          Prepaid expenses and other current assets                480        (1,501)
          Other assets                                             (15)          117
          Accounts payable and accrued expenses                   (404)            9
          Other long-term liabilities                              (40)          (95)
          Net cash used in discontinued operations                   -        (1,451)
                                                            -------------------------
               Net cash used in operating activities            (1,257)       (4,727)
                                                            -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Capital expenditures                                   (182)           (8)
           Cash paid in acquisition of business                   (367)            -
           Net proceeds from sale of discontinued operations         -         4,089
                                                            -------------------------
               Net cash provided by (used in) investing
                activities                                        (549)        4,081
                                                            -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Net proceeds (repayments) of borrowings of
             notes and capital lease obligation                   (396)          806
            Net proceeds of term loan facility                   1,000             -
            Payment of debt assumed in acquisition              (1,012)            -
            Payment of debt issuance costs                           -           (55)
            (Decrease) increase in book overdraft                   83          (564)
            Issuance of common stock                               455             -
            Issuance of preferred stock, net of
             costs of $77                                          923             -
            Net cash provided by discontinued
             operations                                              -           114
                                                            -------------------------
               Net cash provided by financing activities         1,053           301
                                                            -------------------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                       (753)         (345)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     984         1,042

                                                            -------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $231          $697
                                                            =========================

Supplemental disclosure of cash flow information:
   Interest paid                                                  $872          $992
                                                            =========================
   Income taxes paid                                                 3            44
                                                            =========================
 Supplemental schedules of non-cash investing and
  financing activities:
   Accrued dividends                                               373            34
                                                            =========================
   Liability for earn out payment on acquisition                   500             -
                                                            =========================
   Conversion of debt to common stock                              265         1,111
                                                            =========================
   Conversion of debt to preferred B                                 -         8,100
                                                            =========================
   Forgiveness of debt                                               -        17,344
                                                            =========================


           See notes to condensed consolidated financial statements.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in Thousands, Except Where Indicated Otherwise, and for Per Share Amounts)

1. BASIS OF PRESENTATION - The accompanying condensed consolidated financial statements as of August 31, 2006 and for the three and six months ended August 31, 2006 and 2005 are unaudited. In the opinion of management, all adjustments, consisting of only normal and recurring accruals necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented have been included. The condensed consolidated balance sheet as of February 28, 2006 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of ATC Healthcare, Inc. (the "Company") for the year ended February 28, 2006.

Certain   reclassifications   have  been  made  to  the  prior  years  condensed
consolidated financial statements to conform to the current year's presentation.

On April 22, 2005, the Company sold substantially all of the assets and liabilities of its AllCare Nursing business, which consisted primarily of goodwill and accounts receivable, to Onward Healthcare, Inc. ("Onward") See Note 5 (Discontinued Operations). Accordingly, the Company's Financial Statements at August 31, 2005 reflect the related operations as Discontinued Operations in the accompanying statements of operations presented for the three and six months ended August 31, 2005.

Results of operations for the three and six month periods ended August 31, 2006 are not necessarily indicative of the results for the full year ending February 28, 2007.

2. LIQUIDITY - The Company has shown losses from operations for the past four years and until the conversion of $8.1 million of debt to Preferred B Stock on August 31, 2005 had a stockholders' deficiency. As of August 31, 2006 the company had stockholders' equity of $4,783. Management has implemented a plan whereby they will continue to add licensees, which they believe will return the Company to profitability.

3. EARNINGS PER SHARE - Basic per share calculation is computed using the weighted average number of common shares outstanding for the applicable period. Diluted per share calculations is computed using the weighted average number of common shares plus common equivalent shares outstanding, unless the inclusion of such common equivalent shares would be anti-dilutive. For the three and six months ended August 31, 2006, 23,013 common stock equivalents, have been excluded from per share calculations, and for the three and six months ended August 31, 2005, 11,452 and 11,461 common stock equivalents, respectively, have been excluded from the per share calculations, as their inclusion would have been anti-dilutive.

4. PROVISION FOR INCOME TAXES - For the three months ended August 31, 2006, the Company recorded an expense for income taxes of $16 on a pretax loss of $230 as compared to an income tax provision of $25 on a pretax loss of $469, for the three months ended August 31, 2005. For the six months ended August 31, 2006, the Company recorded an expense for income taxes of $28 on a pretax loss of $453 as compared to an income tax provision of $50 on a pretax loss of $1,261, for the six months ended August 31, 2005. The current provisions and the prior year provisions consist entirely of state and local income taxes representing minimum taxes due to certain states.

5. DISCONTINUED OPERATIONS - In December 2004, after reviewing the significant debt obligations of the Company and the alternatives thereto, the Board of Directors of the Company concluded and authorized the Company to explore the possible sale of its AllCare Nursing business.

On April 22, 2005, the Company sold substantially all of the assets of its AllCare Nursing business, which consisted primarily of goodwill and accounts receivable, to Onward Healthcare, Inc. ("Onward") of Norwalk, Connecticut, for approximately $20.0 million in cash, of which $1.2 million was placed in escrow pending the collection of the accounts receivable. As of August 31, 2006 the escrow was fully collected. Also in other current assets are additional amounts due from Onward for receivables being collected by Onward of approximately $800 of which approximately $421 is still outstanding at August 31, 2006. Because the assets were written down to the sale amount at February 28, 2006 there was no gain or loss recorded on the sale of the AllCare Nursing business during the three month period ended August 31, 2005. AllCare Nursing was located in

Melville, New York, with offices in Union, New Jersey, and in Stratford, Connecticut, and provided supplemental staffing and travel nurses to healthcare facilities in the greater New York City metropolitan area, northern New Jersey, and Connecticut.

The Company originally purchased AllCare Nursing, then known as Direct Staffing Inc. and DSS Staffing Corp. (together "Direct Staffing"), in January 2002 for $30.2 million in five percent interest-bearing promissory notes.

The Company used the funds that it received from Onward to retire approximately $13 million in bank debt and to repay and restructure the $28.1 million in promissory notes outstanding to the sellers of Direct Staffing. In connection with obtaining its lender's consent to the sale and paying down its bank debt, the Company's revolving credit facility was permanently reduced from $35 million to $15 million. As a result of the repayment and restructuring of the Direct Staffing promissory notes, those obligations were reduced from $28.1 million to $8.1 million. On August 30, 2005, the remaining $8.1 million was converted into 2,000 shares of Series B preferred stock.

Revenue of $5,480 and pre-tax loss of $577 (which included interest expense of $433) from discontinued operations were incurred for the six months ended August 31, 2005. For the three and six months ended August 31, 2006 the Company had no income or pre-tax loss from discontinued operations.

6. FINANCING ARRANGEMENTS - The Company entered into a Financing Agreement, as amended, with a lending institution, HFG Healthco-4, whereby the lender agreed to provide a revolving credit facility and term loan facility. The revolving credit facility was for up to $35 million, but was amended in connection with the sale of AllCare on April 22, 2005, reducing the amount of the facility to $15 million. Subsequently on November 7, 2005, the facility was further amended to modify certain financial ratio covenants as of November 30, 2005 and to increase availability from 80% of receivables to 85%, and to extend the revolving loan term from April 2008 to November 2008. As amended, availability under the credit facility is based on a formula of eligible receivables as defined in the Financing Agreement. On April 22, 2005, in connection with the sale of AllCare, the liability due on the Company's revolving line of credit was paid down by the amount of $12,123 and the outstanding term loan balance of $1,888 was extinguished.

Interest accrues at a rate of 5.41% over LIBOR on the revolving credit facility and accrued at a rate of 6.37% over LIBOR on the term loan facility until its termination on April 22, 2005. An annual fee of 0.5% is required based on any unused portion of the total loan availability. The agreement contains various restrictive covenants that, among other requirements, restrict additional indebtedness. The covenants also require the Company to meet certain financial ratios. As of August 31, 2006, and February 28, 2006 the outstanding balance on the revolving credit facility was $11,516 and $10,516, respectively.

On June 8, 2005, and October 14, 2005 amendments to the revolving credit facility were entered into modifying certain financial ratio covenants as of June 30, 2005 and August 31, 2005 respectively.

7. NOTES AND CONVERTIBLE DEBENTURES PAYABLE - On May 25, 2005, the Company issued a Promissory Note to Cornell Capital Partners L.P. in the principal amount of $850. As was contemplated, the Note was to be repaid through issuances of Class A Common stock to Cornell Capital Partners under the Standby Equity Distribution Agreement between the Company and Cornell Capital Partners. As of August 31, 2006, $20 remained outstanding on this note. On October 9, 2006, the Company repaid the balance due under the note and, as a result, no further shares of common stock will be issued under the Standby Equity Distribution Agreement. See Notes 14. and 16. included herein.

On December 15, 2004, the Company entered into a $1.5 million 15% convertible subordinated note with the wife of one of the executive officers of the Company. The note bears interest at 15% per annum and matures on January 15, 2007. It is to be repaid in eight equal installments commencing April 15, 2005, subject to restrictions on the sources of such payment. As of August 31, 2006, $1,052 remains outstanding on the note. At the option of the holder, all or a portion of the note may be converted at any time, plus accrued but unpaid interest, into shares of Class A Common Stock at a per share price equal to $0.38 cents per share which is equal to the average of the five days closing bid price up to December 15, 2004.

8. REVENUE RECOGNITION - A substantial portion of the Company's service revenues are derived from a form of franchising under which independent companies or contractors ("licensees") represent the Company within a designated territory. These licensees assign Company personnel, including registered nurses and therapists, to service clients using the Company's trade names and service marks. The Company pays and distributes the payroll for the direct service personnel who are all employees of the Company, administers all payroll withholdings and payments, bills the customers and receives and processes the accounts receivable. The revenues and related direct costs are included in the Company's consolidated service revenues and operating costs. The licensees are responsible for providing an office and paying related expenses for administration including rent, utilities and costs for administrative personnel.

The Company pays a monthly distribution or commission to its domestic licensees based on a defined formula of gross profit generated. Generally, the Company pays a licensee approximately 55% (60% for certain licensees who have longer relationships with the Company). There is no payment to the licensees based solely on revenues. For the three months ended August 31, 2006 and 2005, total licensee distributions were $1,908 and $1,850, respectively. For the six months ended August 31, 2006 and 2005, total licensee distributions were $3,691 and $3,592, respectively. Licensee distributions are included in the general and administrative expenses.

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

Revenues generated from the sales of licensees and initial licensee fees are recognized upon signing of the licensee agreement, if collectibility of such amounts is reasonably assured, since the Company has performed substantially all of its obligations under its licensee agreements by such date. Included in revenues for the three months ended August 31, 2006 and 2005 is $93 and $0, respectively of licensee fees. Included in revenue for the six months ended August 31, 2006 and 2005 is $100 and $0 of licensee fees, respectively.


9. LICENSEE SALES-The Company includes in its service revenues, service costs and general and administrative costs, revenues and costs associated with its Licensees. Summarized below is the detail associated with the above-discussed items for the three and six months ended August 31, 2006 and 2005, respectively.


---------------------------------------------------------------------------------------------------------------------
                                 Three Months Ended     Three Months Ended      Six Months Ended    Six Months Ended
                                   August 31, 2006         August 31, 2005       August 31, 2006     August 31, 2005
---------------------------------------------------------------------------------------------------------------------
Company Service Revenue                     $7,657                $4,162              $12,933              $7,711
---------------------------------------------------------------------------------------------------------------------
Licensee Service Revenue                    15,406                13,770               29,985              27,231
---------------------------------------------------------------------------------------------------------------------
     Total Revenue                         $23,063               $17,932              $42,918             $34,942
=====================================================================================================================
Company Service Costs                       $5,961                $2,494               $9,992              $5,024
---------------------------------------------------------------------------------------------------------------------
Licensee Service Costs                      12,122                11,197               23,534              21,887
---------------------------------------------------------------------------------------------------------------------
     Total Service Costs                   $18,083               $13,691              $33,526             $26,911
=====================================================================================================================
Company General and
Administrative Costs                        $2,673                $2,086               $4,967              $4,261
---------------------------------------------------------------------------------------------------------------------
Licensee Royalty                             1,908                 1,850                3,691               3,592
---------------------------------------------------------------------------------------------------------------------
Total General and
Administrative Costs                        $4,581                $3,936               $8,658              $7,853
=====================================================================================================================


10. GOODWILL - On March 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Intangible Assets" (SFAS 142). SFAS 142 includes requirements to annually test goodwill and indefinite-lived intangible assets for impairment rather than amortize them; accordingly, the Company no longer amortizes goodwill and indefinite-lived intangibles.

11. ACQUISITION - On June 12, 2006, the Company completed the acquisition of certain assets of Critical Nursing Solutions, Inc. ("CNS"), a leading provider of per-diem and travel-nursing services in the Arizona market. The purchase price is up to $850 including possible earn-out amounts that are more than likely to be earned. As part of the transaction we obtained three locations of CNS in Phoenix, Tucson, and Gilbert, Arizona. The results of operations of CNS are included in the consolidated financial statements from the date of acquisition.

In addition, as part of the acquisition, the Company assumed $1,012 in accounts receivable that was used to offset the debt of CNS, which was paid by the Company. The accounts receivable was collected in full during the quarter ended August 31, 2006.

The purchase price of CNS totaling $867, including $17 of acquisition costs, has been allocated to assets as follows:

Goodwill                              $777
Covenant not to compete                 90
Accounts receivable                  1,012
Debt assumed in the acquisition     (1,012)
                                    ------
                                      $867
                                    ======

The purchase price includes an earn-out in the form of a contingent purchase price totaling $500. This earn-out is more than likely to be earned in that at the first measurement point, CNS has already attained revenue that meets the final measurement point in 2007. The covenant not to compete of $90 is being amortized over 3 years. Accumulated amortization at August 31, 2006 is $7.

On October 10, 2006, the Company made the first payment of $150 with respect to the contingent purchase price liability noted above. In addition, in order to facilitate the purchase, the Company paid off CNS's bank under its accounts receivable financing agreement. The Company collected the accounts receivable and was fully repaid by August 31, 2006. The allocation of the purchase price to assets and liabilities noted above is preliminary, and may change after further analysis.

Pro Forma Financial Information - The following unaudited pro forma summary combines the Company's results as if the acquisition of CNS had occurred on March 1, 2005. Certain adjustments have been made to reflect the impact of the purchase transaction. These pro forma results have been prepared for comparative purposes only and are not indicative of what would have occurred had the acquisition been made at the beginning of the respective periods, or of the results which may occur in the future.


                                                               Six Months        Six Months
                                                                  Ended            Ended
                                                             August 31, 2006    August 31, 2005
                                                            --------------------------------------
       Revenues as reported                                           $42,918             $34,942
                                                            ======================================
       Revenues pro forma                                             $45,605             $38,859
                                                            ======================================
       Net loss attributable to common stockholders, as                $(854)            $(1,922)
       reported
                                                            ======================================
       Net loss attributable to common stockholders,                   $(803)            $(1,859)
       pro forma
                                                            ======================================
       Net loss per basic and diluted shares as reported               $(.02)              $(.07)
                                                            ======================================
       Net loss per basic and diluted shares pro forma                 $(.02)              $(.07)
                                                            ======================================


12. CONTINGENCIES - Litigation

Transportation Insurance Company, Continental Casualty Company and CNA Claim Plus, Inc. v. ATC Healthcare Services, Inc. and ATC Healthcare, Inc. (United States District Court for the Eastern District of New York No. CV 04-4323). Plaintiff insurance companies (collectively "CNA") filed this action in 2004 to recover insurance premiums, claims reimbursements, claims handling fees, taxes and interest alleged to be owed by the Company and by its wholly-owned subsidiary ATC Healthcare Services, Inc. (collectively the "Company") to CNA under 1999-2003 workers compensation insurance programs. CNA seeks over $3 million in damages, "subject to change as additional claims are paid under the policies, as future computations are undertaken, and as additional claim reimbursement and claim service billings are prepared." Following an analysis and accounting by the Company's expert of whether CNA properly dispatched its claim-handling duties and whether its invoices were fair and reasonable, the Company has counterclaimed that CNA mishandled claims, overstated invoices, and in fact owes the Company a substantial sum of money. Fact discovery is in process and is anticipated to be completed by the end of 2006, with a trial expected in the first half of 2007. At the present stage of the litigation, the Company is unable to accurately predict the likelihood of an unfavorable outcome to this lawsuit, and is unable to make a reasonable estimate of possible loss or range of loss or of a possible gain on its counterclaims.

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

13. RECENT ACCOUNTING PRONOUNCEMENTS - In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN

48"), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not expect FIN 48 will have a material effect on our consolidated financial condition or results of operations.

14. STOCKHOLDERS' EQUITY - From time to time since November 2004 we had issued promissory notes to Cornell Capital Partners to evidence loans made to us by Cornell Capital Partners, the proceeds of which were used to fund our general working capital needs. It was contemplated that those Notes would be repaid from the proceeds of sales of Class A Common Stock to Cornell Capital Partners under the Standby Equity Distribution Agreement. During the three and six months ended August 31, 2006, respectively, we issued Cornell Capital Partners 900,683 and 2,026,308 shares under the Standby Equity Distribution Agreement for purchase prices between $0.33 and $0.39 per share. The proceeds from the sales under the Standby Equity Distribution Agreement were used for working capital purposes and to reduce our promissory note obligation to Cornell Capital Partners. On October 9, 2006, the Company repaid the balance due under the note and, as a result, no further shares of common stock will be issued under the Standby Equity Distribution Agreement See Notes 7 and 16. included herein.

Series C Convertible Preferred Stock - On May 31, 2006, the Company sold to one accredited investor 500 shares of its 6% Convertible Series C Preferred Stock (the "Series C Preferred Stock") for $1 million. Each Series C Preferred share is convertible into the Company's Class A Common Stock at $0.45 per common share. As part of the sale, for every $1.35 invested, the purchaser also received a warrant to purchase one share of the Company's Class A Common Stock at $0.60 over a five-year period, for a total of 741,000 shares subject to the warrant. The fair value of the warrants are equal to $253 based on the fair value method of accounting using a Black-Scholes valuation model. The Company paid the placement agent a seven percent commission of $78 and granted the agent a warrant to purchase 155,000 shares of the Company's Class A Common Stock for $0.60. The fair value of the warrants are equal to $53 based on the fair value method of accounting using a Black-Scholes valuation model.

Pursuant to the terms of the registration rights agreement entered in connection with the transaction, the Company is required to file with the Securities and Exchange Commission (the "SEC") a registration statement under the Securities Act of 1933, as amended, covering the resale of the common stock underlying the Series C Preferred Stock purchased and the common stock underlying the warrants. This registration statement was filed and declared effective by the SEC in the second quarter of fiscal 2007.

In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock," and the terms of the warrants and the transaction documents, the warrants were initially accounted for as a liability. The fair value of the warrants, which amounted to $253 on the date of grant, was recorded as a reduction in Additional Paid In Capital. Adjustments to the carrying value of the liability is a component of current operations. The warrant liability was reclassified to equity on the effective date of the registration statement, evidencing the non-impact of these adjustments on the Company's financial position and results of operations.

The  fair  value  of  the  warrants  was  estimated   using  the   Black-Scholes
option-pricing model with the following assumptions: no dividends; risk-free interest rate of 5.11%; the expected life of 5 years and volatility of 142%.

In addition, in accordance with EITF 00-27, the Company recorded a beneficial conversion charge of $120 based of the difference in the net proceeds received by the sale of Series C and the fair value attributable to the warrants, as noted above. The fair value difference in the conversion rate vs. current market value of $120 has been charged to dividends.

Common Stock - During the six months ended August 31, 2006, 160 shares of Class B Common Stock were converted into 160 shares of Class A Common Stock.

Additional Shares of Preferred Stock - On August 21, 2006, at our Annual Meeting the stockholders of the Company approved an amendment to the Company's Restated Certificate of Incorporation to increase from 10,000 to 20,000 the total number of authorized shares of Preferred Stock which the Company's Board of Directors may issue from time to time upon such terms as the Board may set. The Board of Directors has not issued, or authorized the issuance of, any shares of Preferred Stock since the date of that meeting.

Stock-based Compensation - On March 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, "Share-Based Payment" ("SFAS 123R"), under the modified prospective method. The Company had previously accounted for stock-based compensation plans under the intrinsic value method of "SFAS 123" Accounting for Stock-Based Compensation" ("SFAS 123"), adoption had an impact of less then $200 on the Company's financial position and results of operations.

Stock Options - The Company accounts for its stock options issued under its stock compensation plans under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. All stock option grants have an exercise price equal to the fair market value of the Company's common stock on the date of grant and generally have a 10 year term. The fair value of stock options grants is amortized to expense over the vesting period, generally 24 to 48 months. As of August 31, 2006, 3,837 shares were available for future stock-based compensation grants. The Company issues new shares on the open market upon the exercise of stock options. For the three and six months ended August 31, 2006, the Company recognized stock based compensation of $102 and $191, respectively, and such amounts are included in general and administrative expense.

A summary of option activity during the six months ended August 31, 2006 is presented below:



     --------------------------------------------------------------------------------------------------------------
                                                  Options Outstanding
                                                           Weighted-Average
                                                               Remaining
                                                           Contractual Life    Weighted Average       Aggregate
                                            Outstanding       (In Years)        Exercise Price      Intrinsic Value
                                         --------------------------------------------------------------------------
     Options Outstanding, beginning of
     period                                   4,126,882                3.3               $0.63                $750
     Granted                                  1,330,000               10.0               $0.36             $57,200
     Exercised                                    --                    --                  --                  --
     Forfeited                                (100,000)                7.0               $0.68                  --
     ------------------------------------------------------------------------------------------
     Options Outstanding, end of period       5,356,882                4.7               $0.55             $57,950
     --------------------------------------------------------------------------------------------------------------
     Options exercisable, end of period       2,668,191                2.9               $0.62              $4,750
     --------------------------------------------------------------------------------------------------------------
     Weighted average fair value options
     granted                                      $0.40
                                         ===============

     --------------------------------------------------------------------------------------------------------------



All options outstanding at August 31, 2006 are either vested or expected to vest. Because the Company only issues options to senior personnel, it expects the forfeiture rate to zero.

A summary of the Company's nonvested shares as of August 31, 2006, and changes during the three months ended August 31, 2006, is presented below:


-------------------------------------------------------- ------------------------ ---------------------------
                                                                                       Weighted Average
                                                                 Options            Grant Date Fair Value
-------------------------------------------------------- ------------------------ ---------------------------
Nonvested options outstanding, beginning of period              1,417,024                   $ 0.50
Granted                                                         1,305,000                   $ 0.42
Vested                                                              -                         -
Forfeited                                                       (33,333)                    $ 0.68
-------------------------------------------------------- ------------------------ ---------------------------
Nonvested options outstanding, end of period                    2,688,691                   $ 0.40
-------------------------------------------------------- ------------------------ ---------------------------


As of August 31, 2006, there was $471 of total unrecognized compensation expense related to nonvested share based compensation, as well as current period grants of stock options based expense. This cost will be recognized through August 2009.

The Company accounted for its employee incentive stock option plans in prior years using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. Had the Company determined compensation expense at August 31, 2005 based on the fair value at the grant dates for those awards consistent with the method of SFAS 123, the Company's net (loss) per share would have been the following pro forma amounts:


           -------------------------------------------------------------------------------------------
                                                   For the Three                 For the Six
                                                   Months ended                  Months ended
                                                   August 31,2005                August 31, 2005
           -------------------------------- ---------------------------- -----------------------------
           Net (loss) as reported                     $ (494)                     $ (1,888)
           -------------------------------- ---------------------------- -----------------------------

           Less: Fair Value of Stock
           Based Compensation, net of tax                126                           252
           -------------------------------- ---------------------------- -----------------------------
           Pro forma (loss)                           $ (620)                     $ (2,140)
           -------------------------------- ---------------------------- -----------------------------
           Basic net (loss) per share as
           reported                                   $ (.02)                      $ (.07)
           -------------------------------- ---------------------------- -----------------------------
           Pro forma basic earnings
           (loss) per share                           $ (.02)                      $ (.07)
           -------------------------------- ---------------------------- -----------------------------
           Diluted (loss) per share as
           reported                                   $ (.02)                      $ (.07)
           -------------------------------- ---------------------------- -----------------------------
           Pro forma diluted  (loss) per
           share                                      $ (.02)                      $ (.07)
           -------------------------------------------------------------------------------------------



15. RELATED PARTY TRANSACTIONS - During the second quarter ended August 31, 2006, the Company entered into license agreements with three limited liability companies for franchises in Milwaukee, Wisconsin, Houston, Texas and Dayton, Ohio. Stephen Savitsky, our Chairman of the Board, owns 17% and David Savitsky, our Chief Executive Officer, owns 8% of each limited liability company. This brings the total for the six months ended August 31, 2006 to 7 offices opened and one office closed. The Company received license fees of $89 and $89, respectively, for the three months and six months ended August 31, 2006, which is included in revenues.

In February 2006, ATC Healthcare Services, Inc., one of our wholly-owned subsidiaries, entered into a Management Agreement with Travel Healthcare Solutions, LLC, a New York limited liability company ("Travel Healthcare"), 33.33% of which is owned by Stephen Savitsky, and 16.67% of which is owned by David Savitsky. Revenues from Travel Healthcare for the three months and six months ended August 31, 2006 totaled $1,240 and $2,452, respectively.

16. SUBSEQUENT EVENT - On May 25, 2005, the Company issued a Promissory Note to Cornell Capital Partners L.P. (Cornell") in the principal amount of $850. As was contemplated, the Note was repaid through issuances of Class A Common stock to Cornell under the Standby Equity Distribution Agreement between the Company and Cornell. On October 10, 2006, the Company repaid the remaining balance due under the note with interest and will not draw down further with Cornell. As a result, no further shares will be issued under the Standby Equity Distribution Agreement. See Notes 7. and 14. included herein.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS
(Amounts in Thousands, Except Where Indicated Otherwise, and for Per Share Amounts)

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements included herein in Item 1.

RESULTS OF OPERATIONS:

COMPARISON OF THREE MONTHS ENDED AUGUST 31, 2006 ("THE 2006 PERIOD") TO THE THREE MONTHS ENDED AUGUST 31, 2005 ("THE 2005 PERIOD")

TOTAL REVENUES: Total revenues for the 2006 Period were $23,063, an increase of $5,131 or 28.6% from total revenues of $17,932 for the 2005 Period. The increase in revenues is due to the opening of new licensed offices, an increase in the Company's travel nurse business, firmness in the Company's per diem nurse business including revenue from Critical Nursing Solutions, Inc. (CNS) since early June. The Company opened three offices in the 2006 Period and closed two underperforming offices in the same period. Offices opened in the 2005 period have increased revenues. We continue to expect that the demand for nurses will remain strong. CNS's revenue for the 2006 Period was $2,549.

SERVICE COSTS: Service costs were 78.4% and 76.3% of total revenues for the 2006 Period and the 2005 Period, respectively. Service costs represent the direct costs of providing services to patients or clients, including wages, payroll taxes, travel costs, insurance costs, medical supplies and the cost of contracted services. The increase as a percentage of total revenues was due primarily to higher wages and benefits paid to nurses as dictated by the market place.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $4,581 for the 2006 Period compared to $3,936 for the 2005 Period. General and administrative expenses, expressed as a percentage of total revenues was 19.9% for the 2006 Period compared to 21.9% for 2005 Period. The increase in general and administrative expenses in the 2006 Period compared to the 2005 Period of $645 is due primarily to higher legal expense and stock compensation expense, as well as the inclusion of the general and administrative expenses of CNS from the date of acquisition, reduced in part by the cost reduction plans put into effect by the Company, primarily in reducing back office costs.

INTEREST EXPENSE, NET: Interest expense, net for the 2006 Period was $495 compared to $710 for the 2005 Period. This decrease is primarily due to higher amounts of convertible debt and promissory notes outstanding during the 2005 Period.

PROVISION FOR INCOME TAXES: - For the 2006 Period, the Company recorded a provision for income taxes of $16 on a pretax loss of $230 as compared to a provision for income taxes of $25 on a pretax loss of $469, for the 2005 Period. The current provisions consist entirely of state and local income taxes representing minimum taxes due to certain states.

COMPARISON OF SIX MONTHS ENDED AUGUST 31, 2006 ("THE 2006 PERIOD") TO THE SIX MONTHS ENDED AUGUST 31, 2005 ("THE 2005 PERIOD")

TOTAL REVENUES: Total revenues for the 2006 Period were $42,918, an increase of $7,976 or 22.8% from total revenues of $34,942 for the 2005 Period. The increase in revenues is due to the opening of new licensed offices, an increase in the Company's travel nurse business, firmness in the Company's per diem nurse business including revenue from CNS since early June. The Company opened five offices in the 2006 Period and closed two underperforming offices in the same period. Offices opened in the 2005 period have increased revenues. We continue to expect that the demand for nurses will remain strong. CNS's revenue for the 2006 Period was $2,549. We are seeing an increase in the demand for temporary nurses.

SERVICE COSTS: Service costs were 78.1% and 77.0% of total revenues for the 2006 Period and the 2005 Period, respectively. Service costs represent the direct costs of providing services to patients or clients, including wages, payroll taxes, travel costs, insurance costs, medical supplies and the cost of contracted services. The increase as a percentage of total revenues was due primarily to higher wages and benefits paid to nurses as dictated by the market place.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $8,658 for the 2006 Period compared to $7,853 for the 2005 Period. General and administrative expenses, expressed, as a percentage of total revenues was 20.2% for the 2006 Period compared to 22.5% for 2005 Period. The increase in general and administrative expenses in the 2006 Period, compared to the 2005 Period of $805, is due primarily to higher legal expense and stock compensation expense, as well as the inclusion of general and administrative expenses of CNS since the date of acquisition, reduced in part through cost reduction plans put into effect by the Company, primarily to reduce back office costs.

INTEREST EXPENSE, NET: Interest expense, net for the 2006 Period was $982 compared to $1,241 for the 2005 Period. This decrease is primarily due to higher amounts of convertible debt and promissory notes outstanding during the 2005 Period.

PROVISION FOR INCOME TAXES: For the 2006 Period, the Company recorded a provision for income taxes of $28 on a pretax loss of $453 as compared to a provision for income taxes of $50 on a pretax loss of $1,261, for the 2005 Period. The current provisions consist entirely of state and local income taxes representing minimum taxes due to certain states.

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

The Company originally purchased AllCare Nursing, then known as Direct Staffing Inc. and DSS Staffing Corp. (together "Direct Staffing"), in January 2002 for $30.2 million in five percent interest-bearing promissory notes. The Company used the funds that it received from Onward to retire approximately $13 million in bank debt and to repay and restructure the $28.1 million in promissory notes outstanding to the sellers of Direct Staffing. In connection with obtaining its lender's consent to the sale and paying down its bank debt, the Company's revolving credit facility was permanently reduced from $35 million to $15 million. As a result of the repayment and restructuring of the Direct Staffing promissory notes, those obligations were reduced from $28.1 million to $8.1 million.

AllCare Nursing had a loss from operations for the 2005 Period of $577. Net sales for All Care nursing was approximately $5.5 million for the 2005 period. There was no gain or loss recorded on the sale of the AllCare Nursing during the six months ended August 31, 2005.


LIQUIDITY AND CAPITAL RESOURCES:

To date, the Company has funded its cash needs through various equity and debt issuances and through cash flow from operations. The Company generally pays its billable employees weekly for their services, and remits certain statutory payroll and related taxes as well as other fringe benefits. Invoices are generated to reflect these costs plus the Company's markup.

Cash and cash equivalents decreased by $753 as of August 31, 2006 compared to February 28, 2006, as a result of cash used in operating activities of $1,257, cash used by investing activities of $549 and cash provided by financing activities of $1,053. Cash used in operating activities was primarily due to a loss from operations, a decrease in prepaid expenses and an increase in accounts receivable. Cash provided by financing activities was primarily due to the issuance of the Series C preferred stock, which was used to fund the cash portion of the acquisition of CNS and additional borrowings under the Company's bank financing arrangement.

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

Interest accrues at a rate of 5.41% over LIBOR on the revolving credit facility and accrued at a rate of 6.37% over LIBOR on the term loan facility until its termination on April 22, 2005. An annual fee of 0.5% is required based on any unused portion of the total loan availability. The agreement contains various restrictive covenants that, among other requirements, restrict additional indebtedness. The covenants also require the Company to meet certain financial ratios. As of August 31, 2006 and February 28, 2006, the outstanding balance on the revolving credit facility was $11,516 and $10,516 respectively.

On January 14, 2005, June 8, 2005, July 15, 2004 and October 14, 2005 amendments to the revolving credit facility were entered into modifying certain financial ratio covenants as of February 28, 2005, June 30, 2005 and August 31, 2005 respectively.

The Company had working capital of $10,782 at August 31, 2006, as compared to a working capital of $9,470 at February 28, 2006.

We anticipate that capital expenditures for furniture and equipment, including improvements to our management information and operating systems during the next twelve months will be approximately $400.

Operating cash flows have been our primary source of liquidity, but historically they have not been sufficient to fund our working capital, capital expenditures, and internal business expansion and debt service. Our cash flow has been aided by the use of funds from the Standby Equity Distribution Agreement with Cornell Capital Partners, a loan to the Company by the wife of one of the executive officers of the Company, our sale of convertible debentures, our sale of our AllCare Nursing business, and our revolving loan facility. We believe that our capital resources are sufficient to meet our working capital requirements for the next twelve months. The Company's results of operations have been improving every quarter. Our existing cash and cash equivalents may not be sufficient to sustain our operations for any length of time, however, we expect to meet our future working capital, capital expenditure, internal business expansion, and debt service needs from a combination of operating cash flows and funds available under the $15 million revolving loan facility.

We do not have enough capital to operate the business without our revolving loan facility. In addition, it is likely that we will seek to raise additional capital through the sale of either equity or debt securities. There can be no assurance that additional financing will be available if required, or, if available, will be available on satisfactory terms.

On April 19, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Pursuant to the Agreement, we were able to, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $5,000,000. For each share of common stock purchased under the Agreement, Cornell Capital Partners was to pay us 97% of the lowest closing bid price of the common stock during the five consecutive trading days immediately following the notice date. Further, we agreed to pay Cornell Capital Partners 5% of the proceeds that we received under the Agreement. The Agreement was subject to us maintaining an effective S-1 registration statement. In November 2004, the Securities and Exchange Commission declared our S-1 effective. In November 2005 we updated the information in the S-1. We issued 900,683 shares to Cornell Capital during the three months ended August 31, 2006 at sales prices of $0.32 to $0.39 per share and issued 2,026,308 shares during the six months ended August 31, 2006. The Company received proceeds of $402 net of expenses for the six months ended August 31, 2006. From time to time, we issued promissory notes to Cornell Capital Partners to evidence loans made to us by Cornell, the proceeds of which were used to fund our general working capital needs. The proceeds from these sales under the Agreement were used to repay the promissory notes due to Cornell. On October 9, 2006, the Company repaid the balance due under the note and, as a result, no further shares of common stock will be issued under the Standby Equity Distribution Agreement See Notes 7., 14. and 16. to Condensed Consolidated Financial Statements included herein in Part 1.

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

We rely substantially on our ability to attract, develop and retain nurses and other healthcare personnel who possess the skills, experience and, as required, licenses necessary to meet the specified requirements of our healthcare staffing clients. We compete for healthcare staffing personnel with other temporary healthcare staffing companies, as well as actual and potential clients, some of which seek to fill positions with either regular or temporary employees. Currently, there is a shortage of qualified nurses in most areas of the United States and competition for nursing personnel is increasing. Demand for temporary nurses over the last year has declined due to lower hospital admissions and nurses working full time for hospitals rather than working through temporary staffing agencies. Accordingly, when our clients request temporary nurse staffing we must recruit from a smaller pool of available nurses, from which our competitors also recruit. At this time we do not have enough nurses to meet our clients' demands for our nurse staffing services. This shortage has existed since approximately 2000. This shortage of nurses limits our ability to grow our staffing business. Furthermore, we believe that the aging of the existing nurse population and declining enrollments in nursing schools will further exacerbate the existing nurse shortage. To remedy the shortage we have increased advertising on our website and other industry visited websites to attract new nurses to work for us. We also offer a variety of benefits to our employees such as life insurance, medical and dental insurance, a 401K plan, as well as sign-on bonuses for new employees and recruitment bonuses for current employees who refer new employees to us. In addition, we have recently started recruiting nurses from foreign countries, including India and the Philippines.

THE COSTS OF ATTRACTING AND RETAINING QUALIFIED NURSES AND OTHER HEALTHCARE PERSONNEL HAVE RISEN.

We compete with other healthcare staffing companies for qualified nurses and other healthcare personnel. Because there is currently a shortage of qualified healthcare personnel, competition for these employees is intense. To induce healthcare personnel to sign on with them, our competitors have increased hourly wages and other benefits. In response to such increases by our competitors, we raised the wages and increased benefits that we offer to our personnel. Because we were not able to pass the additional costs to certain clients, our margins declined and we were forced to close approximately 18 of our offices that could no longer operate profitably.

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

DECREASES IN PATIENT OCCUPANCY AT OUR CLIENTS' FACILITIES MAY ADVERSELY AFFECT THE PROFITABILITY OF OUR BUSINESS.

The general level of patient occupancy at our clients' facilities significantly affects demand for our temporary healthcare staffing services. When a hospital's occupancy increases, temporary employees are often added before full-time employees are hired. As occupancy decreases, clients may reduce their use of temporary employees before undertaking layoffs of their regular employees. We also may experience more competitive pricing pressure during periods of occupancy downturn. In addition, if a trend emerges toward providing healthcare in alternative settings, as opposed to acute care hospitals, occupancy at our clients' facilities could decline. This reduction in occupancy could adversely affect the demand for our services and our profitability.

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

COMPETITION FOR ACQUISITION OPPORTUNITIES MAY RESTRICT OUR FUTURE GROWTH BY LIMITING OUR ABILITY TO MAKE ACQUISITIONS AT REASONABLE VALUATIONS.

Our business strategy  includes  increasing our market share and presence in the temporary healthcare staffing industry through strategic acquisitions of companies that complement or enhance our business. Between March 2001 and February 2003, we acquired nine unaffiliated companies. These companies had an aggregate of approximately $11.8 million in revenue at the time they were purchased. From February 2003 to June 2006, we only completed one acquisition with expected annual revenues of approximately $10 million.

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

IF OUR INSURANCE COSTS INCREASE SIGNIFICANTLY, THESE INCREMENTAL COSTS COULD NEGATIVELY AFFECT OUR FINANCIAL RESULTS.

The costs related to obtaining and maintaining workers compensation, professional and general liability insurance and health insurance for healthcare providers has been increasing as a percentage of revenue. Our cost of workers compensation, professional and general liability and health insurance for healthcare providers for the fiscal years ending February 28, 2006, 2005 and 2004 was $2.1 million, $1.9 million and $2.8 million, respectively. The corresponding gross margin for the same time periods was 23.5%, 19.4% and 22.2%, respectively. If the cost of carrying this insurance continues to increase significantly, we will recognize an associated increase in costs that may negatively affect our margins. This could have an adverse impact on our financial condition and the price of our common stock.

IF WE BECOME SUBJECT TO MATERIAL LIABILITIES UNDER OUR SELF-INSURED PROGRAMS, OUR FINANCIAL RESULTS MAY BE ADVERSELY AFFECTED.

Except for a few states that require workers compensation through their state fund, we provide workers compensation coverage through a program that is partially self-insured. Zurich Insurance Company provides specific excess reinsurance of $400,000 per occurrence as well as aggregate coverage for overall claims borne by the group of companies that participate in the program. The program also provides for risk sharing among members for infrequent, large claims over $100,000. If we become subject to substantial uninsured workers compensation liabilities, our financial results may be adversely affected.

WE HAVE A SUBSTANTIAL AMOUNT OF GOODWILL ON OUR BALANCE SHEET. A SUBSTANTIAL IMPAIRMENT OF OUR GOODWILL MAY HAVE THE EFFECT OF DECREASING OUR EARNINGS OR INCREASING OUR LOSSES.

As of August 31, 2006, we had $6,134 of goodwill on our balance sheet. The goodwill represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At August 31, 2006, goodwill represented 22.6% of our total assets.

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

OUR ABILITY TO BORROW UNDER OUR CREDIT FACILITY MAY BE LIMITED.

We have an asset-based revolving credit line with HFG Healthco-4 LLC that currently has a maximum borrowing amount of $15 million. As of August 31, 2006 and February 28, 2005, we had approximately $11.5 million and $10.5 million, respectively, outstanding under the revolving credit line. On April 22, 2005 we sold our AllCare Nursing business and applied approximately $13 million of the proceeds to repayment of our credit line. In connection with the transaction, the credit line was extended until April 2008. At that time approximately $7.1 million was outstanding and we had additional borrowing capacity of $1.8 million. Our ability to borrow under the credit facility is based upon, and thereby limited by, the amount of our accounts receivable. Any material decline in our service revenues could reduce our borrowing base, which could cause us to lose our ability to borrow additional amounts under the credit facility. In such circumstances, the borrowing availability under the credit facility may not be sufficient for our capital needs.

THE POSSIBLE INABILITY TO ATTRACT AND RETAIN LICENSEES MAY ADVERSELY AFFECT OUR BUSINESS.

Maintaining quality licensees, managers and branch administrators will play a significant part in our future success. The possible inability to attract and retain qualified licensees, skilled management and sufficient numbers of credentialed health care professionals and para-professionals and information technology personnel could adversely affect our operations and quality of service. Also, because the travel nurse program is dependent upon the attraction of skilled nurses from overseas, such program could be adversely affected by immigration restrictions limiting the number of such skilled personnel who may enter and remain in the United States.

OUR SUCCESS DEPENDS ON THE CONTINUING SERVICE OF OUR SENIOR MANAGEMENT. IF ANY MEMBER OF OUR SENIOR MANAGEMENT WERE TO LEAVE, THIS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS AND FINANCIAL PERFORMANCE.

Changes in management could have an adverse effect on our business. We are dependent upon the active participation of Messrs. David Savitsky, our Chief Executive Officer, and Stephen Savitsky, our President. We have entered into employment agreements with both of these individuals. While no member of our senior management has any plans to retire or leave our company in the near future, the failure to retain our current management could have a material adverse effect on our operating results and financial performance. We do not maintain any key life insurance policies for any of our executive officers or other personnel.

OUR CERTIFICATE OF INCORPORATION AND BY-LAWS, AS AMENDED, CONTAIN CERTAIN PROVISIONS THAT MAY PREVENT A CHANGE IN CONTROL OF OUR COMPANY IN SITUATIONS WHEN SUCH A CHANGE IN CONTROL WOULD BE BENEFICIAL TO OUR STOCKHOLDERS, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL PERFORMANCE AND THE MARKET PRICE OF OUR COMMON STOCK.

Our By-laws provide for a classified Board of Directors with staggered three-year terms for directorships. Our By-laws also allow the Board of Directors to increase Board membership without stockholder approval. Subject to the rights of the holders of any series of preferred stock outstanding, vacancies on the Board of Directors, including new vacancies created by an increase in the authorized number of directors, may be filled by the affirmative vote of a majority of the remaining directors without stockholder approval. Further, subject to the rights of holders of any series of preferred stock outstanding, directors may only be removed for cause and only by the affirmative vote of the holders of at least 80% of the voting power of all of the shares of capital stock entitled to vote for the election of directors. In addition, our by-laws may be amended or repealed or new by-laws may be adopted by the Board without stockholder approval and our stockholders may amend, repeal or adopt new by-laws only upon the affirmative vote of 80% of the voting power of all of the shares of capital stock entitled to vote for the election of directors. Each of these provisions may allow our Board of Directors to entrench the current members and may prevent a change in control of our company in situations when such a change in control would be beneficial to our stockholders. Accordingly, these provisions of our by-laws could have a material adverse effect on our financial performance and on the market price of our common stock.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity: The Company's primary market risk exposure is interest rate risk. The Company's exposure to market risk for changes in interest rates relates to its debt obligations under its revolving credit facility described above. Under the facility, the interest rate is 5.41% over LIBOR. At August 31, 2006, drawings on the facility were $11.5 million. Assuming variable rate debt at August 31, 2006, a one-point change in interest rates would impact annual net interest payments by $115,000. The Company does not use derivative financial instruments to manage interest rate risk.

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

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 1. LEGAL PROCEEDINGS - See Note 12 in PART I. - ITEM 1.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 19, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Pursuant to the Agreement, we were able to, at our discretion, periodically sell to Cornell Capital Partners shares of Class A Common Stock for a total purchase price of up to $5.0 million. For each share of Common Stock purchased under the Agreement, Cornell Capital Partners paid us up to 97% of the lowest closing bid price of the Common Stock during the five consecutive trading days immediately following the notice date. Further, we agreed to pay Cornell Capital Partners 5% of the proceeds that we received under the Agreement.

From time to time since November 2004 we issued promissory notes to Cornell Capital Partners to evidence loans made to us by Cornell Capital Partners, the proceeds of which were used to fund our general working capital needs. It was contemplated that those notes would be repaid from the proceeds of sales of Class A Common Stock to Cornell Capital Partners under the Agreement with Cornell Capital Partners. During the three months ended August 31, 2006, we issued Cornell Capital Partners 900,683 shares under the Standby Equity Distribution Agreement for purchase prices between $0.32 and $0.39 per share. The proceeds from the sale of those shares under the Agreement were used to reduce our promissory note obligation to Cornell Capital Partners.

On May 25, 2005, we issued a promissory note to Cornell Capital Partners in the principal amount of $850. As was contemplated, the Note was repaid through issuances of Class A Common Stock to Cornell Capital Partners under the Agreement. Proceeds from this advance were used to fund general working capital needs. At August 31, 2006, $20 was outstanding on this promissory note that was subsequently paid in full.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 21, 2006, the Company held its Annual Meeting of Stockholders. At the meeting, stockholders voted on the following two matters: (1) to elect two directors to serve for three-year terms; and (2) to amend the Company's Restated Certificate of Incorporation to increase the total number of authorized shares of Preferred Stock from 10,000 to 20,000. The Board of Directors of the Company had nominated David Savitsky and Jonathan J. Halpert to serve as directors and the stockholders elected them. The stockholders also approved the proposal to amend the Restated Certificate of Incorporation. Voting on each director nominee and on the amendment was as follows.


                                                                                       Abstentions and Broker
                                  For              Against              Withheld              Nonvotes
                                  ---              -------              --------        ---------------------
David Savitsky                31,961,596             -0-                1,003,407               -0-
Jonathan J. Halpert           31,999,096             -0-                  965,907               -0-
Amendment                     19,577,968          1,132,803                 -0-             18,177,980



The following directors were not up for election at the meeting and continue in office: Stephen Savitsky, Bernard J. Firestone, and Martin Schiller.


ITEM 6.  EXHIBITS

Exhibit
Number      Description
-----------------------

3.1 - Certificate of Amendment of Restated Certificate of Incorporation of the Company dated August 21, 2006

10.1 - Stock Option Agreement dated August 21, 2006 between the Company and Stephen Savitsky

10.2 - Stock Option Agreement dated August 21, 2006 between the Company and David Savitsky

31.1 - Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of
       2002

31.2 - Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of
       2002

32.1 - Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350)

32.2 - Certification of CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350)

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated: October 16, 2006           ATC HEALTHCARE, INC.


                                By: /s/ Daniel M. Pess
                                    ------------------
                                    Daniel M. Pess
                              Senior Vice President, Finance
                               Chief Financial Officer and
                            Treasurer (Principal Financial and
                                  Accounting Officer)