Form 10-Q
period 2006-11-30
ATC HEALTHCARE INC /DE/
filed 2007-01-16
CIK 720480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2006

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________


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

The  number  of  shares  of  Class A  Common  Stock  and  Class B  Common  Stock
outstanding   on  January  10,  2007  were   39,476,502   and  186,638   shares,
respectively.

                      ATC HEALTHCARE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                    PAGE #
                                                                                                    ------
PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheets
              November 30, 2006 (unaudited) and February 28, 2006                                        3

              Condensed Consolidated Statements of Operations (unaudited)
              Three and nine months ended November 30, 2006 and 2005                                     4

              Condensed Consolidated Statements of Cash Flows (unaudited)
              Nine months ended November 30, 2006 and 2005                                               5

              Notes to Condensed Consolidated Financial Statements (unaudited)                        6-13

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                          14-22

ITEM 3.       QUANTITATIVE AND QUALITATIVE DESCRIPTION OF MARKET RISK                                   22

ITEM 4.       CONTROLS AND PROCEDURES                                                                   22

PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS                                                                         23

ITEM 6.       EXHIBITS                                                                                  23

PART I.  FINANCIAL INFORMATION
ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                      November 30,       February 28,
                                                          2006                2006
                                                       (Unaudited)
                                                   ---------------------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                        $           326     $           984
     Accounts receivable, less allowance for
      doubtful accounts of $345 and $247,
      respectively                                             13,023              11,777
     Prepaid expenses and other current assets                  5,571               6,168
                                                   ---------------------------------------
               Total current assets                            18,920              18,929

Fixed assets, net                                                 221                 207
Intangibles                                                       334                 411
Goodwill                                                        6,134               5,357
Other assets                                                      315                 292
                                                   ---------------------------------------
      Total assets                                    $        25,924     $        25,196
                                                   =======================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                 $         1,475     $         1,691
     Accrued expenses                                           4,620               5,062
     Book overdraft                                               607               1,077
     Current portion of notes and convertible debt
      payable (including $1,052 and $1,330 from
      related parties at November 30, 2006 and
      February 28, 2006, respectively)                          1,096               1,629
                                                   ---------------------------------------
               Total current liabilities                        7,798               9,459

Notes and convertible debt payable from related
 party                                                              -                 250
Due under bank financing                                       12,525              10,516
Other liabilities                                                  42                  82
                                                   ---------------------------------------
      Total liabilities                                        20,365              20,307
                                                   ---------------------------------------

Commitments and contingencies

Convertible Series A Preferred Stock - $1.00 par
 value; 4,000 shares authorized, 2,000 shares
 issued and outstanding at November 30, 2006 and
 February 28, 2006, respectively                                1,260               1,207
                                                   ---------------------------------------

STOCKHOLDERS' EQUITY:
Convertible Series B Preferred Stock -$1.00 par
 value; 4,050 shares authorized, issued and
 outstanding; liquidation value of $2,000 per share
 ($8,100)                                                           4                   4
Convertible Series C Preferred Stock - $1.00 par
 value; 500 shares authorized, issued and
 outstanding; liquidation value of
 $2,000 per share ($1,000)                                          1                   -

Class A Common Stock - $.01 par value;
75,000,000 shares authorized; 39,476,302 and
 37,449,820 shares issued and outstanding at
 November 30, 2006 and February 28, 2006,
 respectively                                                     395                 374
Class B Common Stock - $.01 par value;
 1,554,936 shares authorized; 186,638 and 186,498
 shares issued and outstanding at November, 30, 2006
 and February 28, 2006, respectively                                2                   2
Additional paid-in capital                                     28,044              25,999
Accumulated deficit                                           (24,147)            (22,697)
                                                   ---------------------------------------
      Total stockholders' equity                                4,299               3,682
                                                   ---------------------------------------
      Total liabilities and stockholders' equity      $        25,924     $        25,196
                                                   =======================================

           See notes to condensed consolidated financial statements.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

                                                                 For the Three Months          For the Nine Months
                                                                        Ended                         Ended
                                                             November 30,   November 30,   November 30,   November 30,
                                                                  2006           2005           2006           2005
                                                            ------------------------------------------------------------
REVENUES:
Service revenues                                             $      22,627  $      18,223  $      65,545  $      53,241
------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
Service Costs                                                       17,874         13,824         51,400         40,735
General and administrative expenses (including $112 and $304 of stock compensation expense for the three and nine month
 periods, respectively, ended in 2006)                               4,511          4,003         13,169         11,856
Depreciation and amortization                                          125            155            375            440
------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                            22,510         17,982         64,944         53,031
------------------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                                 117            241            601            210
------------------------------------------------------------------------------------------------------------------------

INTEREST AND OTHER EXPENSE (INCOME):
Interest expense, net                                                  549            512          1,531          1,753
Other (income) expense, net                                              5             (2)           (40)           (13)
------------------------------------------------------------------------------------------------------------------------
Total interest and other (income) expense                              554            510          1,491          1,740
------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES                                              (437)          (269)          (890)        (1,530)

INCOME TAX PROVISION                                                    25              -             53             50
------------------------------------------------------------------------------------------------------------------------

NET LOSS FROM CONTINUING OPERATIONS                                   (462)          (269)          (943)        (1,580)
------------------------------------------------------------------------------------------------------------------------

LOSS FROM DISCONTINUED OPERATIONS                                        -              -              -           (577)
NET LOSS                                                              (462)          (269)          (943)        (2,157)

Dividends accreted to Preferred Stockholders                           134            120            507            154
------------------------------------------------------------------------------------------------------------------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                 $        (596) $        (389) $      (1,450) $      (2,311)
========================================================================================================================

(LOSS) PER SHARE:
(LOSS) FROM CONTINUING OPERATIONS:
   (LOSS) PER COMMON SHARE - BASIC                           $        (.02) $        (.01) $        (.04) $        (.06)
                                                            ============================================================
   (LOSS) PER COMMON SHARE - DILUTED                         $        (.02) $        (.01) $        (.04) $        (.06)
                                                            ============================================================

(LOSS) FROM DISCONTINUED OPERATIONS:
   (LOSS) PER COMMON SHARE - BASIC                           $           -  $           -  $           -  $        (.02)
                                                            ============================================================
   (LOSS) PER COMMON SHARE - DILUTED                         $           -  $           -  $           -  $        (.02)
                                                            ============================================================

NET LOSS:
   (LOSS) PER COMMON SHARE - BASIC                           $        (.02) $        (.01) $        (.04) $        (.08)
                                                            ============================================================
   (LOSS) PER COMMON SHARE - DILUTED                         $        (.02) $        (.01) $        (.04) $        (.08)
                                                            ============================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic                                                               39,663         33,930         38,993         30,338
========================================================================================================================
Diluted                                                             39,663         33,930         38,993         30,338
========================================================================================================================
See notes to condensed consolidated financial statements

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                            For The Nine Months Ended

                                                                          November 30,        November 30,
                                                                                2006                2005
                                                                      ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $          (943)    $        (2,157)
  Loss from discontinued operations                                                     -                (577)
                                                                      ----------------------------------------
  Net loss from continuing operations                                                (943)             (1,580)
   Adjustments to reconcile net loss to net cash used in operations
   Depreciation and amortization                                                      350                 449
   Amortization of debt financing costs                                                70                  40
   Stock-based compensation                                                           304                   -
   Provision for doubtful accounts                                                     98                (207)
   In kind interest                                                                     -                  56
   Fair value of warrants issued                                                        -                  98
Changes in operating assets and liabilities:
   Accounts receivable                                                               (332)             (1,016)
   Prepaid expenses and other current assets                                          527              (1,416)
   Other assets                                                                       (23)                 68
   Accounts payable and accrued expenses                                           (1,492)               (294)
   Other long-term liabilities                                                        (40)                (95)
   Net cash used in discontinued operations                                             -              (1,451)
                                                                      ----------------------------------------
         Net cash used in operating activities                                     (1,481)             (5,348)
                                                                      ----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                             (197)                (19)
    Cash paid in acquisition of business                                             (367)                  -
    Net proceeds from sale of discontinued operations                                   -               4,089
                                                                      ----------------------------------------
         Net cash provided by (used in) investing activities                         (564)              4,070
                                                                      ----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds (repayments) of borrowings of notes and capital lease
     obligation                                                                      (518)                369
    Net proceeds of term loan facility                                              2,009                (423)
    Payment of debt issuance costs and other costs                                      -                (112)
Issuance of convertible notes and warrants, net                                         -               1,128
    Payment of debt from acquisition                                               (1,012)
    (Decrease) increase in book overdraft                                            (470)               (463)
    Issuance of common stock                                                          455                   -
    Issuance of preferred stock, net of costs of $77                                  922                   -
    Net cash provided by discontinued operations                                        -                 114
                                                                      ----------------------------------------
         Net cash provided by financing activities                                  1,387                 613
                                                                      ----------------------------------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (658)               (665)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        984               1,042

                                                                      ----------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $           326     $           377
                                                                      ========================================

Supplemental disclosure of cash flow information:
   Interest paid                                                          $         1,342     $         1,382
                                                                      ========================================
   Income taxes paid                                                                    9                  76
                                                                      ========================================
 Supplemental schedules of non-cash investing and financing
  activities:
   Accrued dividends                                                                  507                 153
                                                                      ========================================
   Liability for earn out payment on acquisition                                      500                   -
                                                                      ========================================
   Conversion of debt to common stock                                                 265               2,911
                                                                      ========================================
   Conversion of debt to preferred B stock                                              -               8,100
                                                                      ========================================
   Forgiveness of debt                                                                  -              17,344
                                                                      ========================================

            See notes to condensed consolidated financial statements.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in Thousands, Except Where Indicated Otherwise, and for Per Share Amounts)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION - The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Certain   reclassifications   have  been  made  to  the  prior  years  condensed
consolidated financial statements to conform to the current year's presentation.

On April 22, 2005, the Company sold substantially all of the assets and liabilities of its AllCare Nursing business, which consisted primarily of goodwill and accounts receivable, to Onward Healthcare, Inc. ("Onward"). See
Note 6 (Discontinued Operations). Accordingly, the Company's Financial Statements at November 30, 2005 reflect the related operations as Discontinued Operations in the accompanying statements of operations presented for the three and nine months ended November 30, 2005.

(A) USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(B) UNAUDITED INTERIM FINANCIAL INFORMATION - The unaudited interim consolidated financial statements of the Company as of November 30, 2006, and for the three and nine months ended November 30, 2006 and 2005, included herein, have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Company for the year ended February 28, 2006.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at November 30, 2006, and the results of its operations for the three and nine months ended November 30, 2006 and 2005. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

2. LIQUIDITY -The Company's financial statements have reflected net losses for the past four years and until the conversion of $8.1 million of debt to Preferred B Stock on August 31, 2005, a stockholders' deficiency. As of November 30, 2006 the company had stockholders' equity of $4,299. Management has implemented a plan whereby they will continue to add licensees, which they believe will return the Company to profitability.

3. REVENUE RECOGNITION - A substantial portion of the Company's service revenues are derived from a form of franchising under which independent companies or contractors ("licensees") represent the Company within a designated territory. These licensees assign Company medical staffing personnel to service clients under the Company's trade names and service marks. The Company pays and distributes the payroll for these direct service personnel who are all employees of the Company. The Company administers all payroll withholdings and payments, bills the customers and receives and processes the accounts receivable. The revenues and related direct costs are included in the Company's service revenues and service costs. The licensees are responsible for providing an office and paying related expenses for administration including rent, utilities and costs for administrative personnel.

The Company pays a monthly distribution or commission to its licensees based on a defined formula of gross margin generated. In general, the Company pays a licensee approximately 55% of gross margin (60% for certain licensees who have longer relationships with the Company). There is no payment to the licensees based solely on revenues. For the three months ended November 30, 2006 and 2005, total licensee distributions were $1,775 and $1,571, respectively. For the nine months ended November 30, 2006 and 2005, total licensee distributions were $5,467 and $4,599, respectively. Licensee distributions are included in general and administrative expenses.

The Company recognizes revenue as medical staffing services are provided to customers and when the customer is obligated to pay for such completed services. Revenues are recorded net of contractual or other allowances to which customers are entitled. Employees assigned to particular customers may be changed at the customer's request or at the Company's initiation. A provision for doubtful accounts is provided for amounts billed to customers, which may ultimately be uncollectible due to the customer's inability to pay.

Revenues generated from the sales of licenses in the form of initial licensee fees are recognized upon signing of the related agreement if collection of such amounts is reasonably assured. The earnings process is complete since the Company has performed substantially all of its obligations under the agreements by such date. Included in revenues for the three months ended November 30, 2006 and 2005 is $32 and $4, respectively of licensee fees. Included in revenue for the nine months ended November 30, 2006 and 2005 is $132 and $80 of licensee fees, respectively.

4. EARNINGS PER SHARE -Basic per share calculation is computed using the weighted average number of common shares outstanding for the applicable period. Diluted per share calculations is computed using the weighted average number of common shares plus common equivalent shares outstanding, unless the inclusion of such common equivalent shares would be anti-dilutive. For the three and nine months ended November 30, 2006, 23,097 common stock equivalents have been excluded from per share calculations, and for the three and nine months ended November 30, 2005, 19,349 and 10,579 common stock equivalents, respectively, have been excluded from the per share calculations, as their inclusion would have been anti-dilutive.

5. INCOME TAXES - The Company accounts for income taxes in accordance with SFAS 109, ACCOUNTING FOR INCOME TAXES. Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using the enacted statutory rates in effect at the balance sheet date. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exists. The current tax provisions for all periods presented consist entirely of state and local income taxes representing minimum taxes due to certain states.

6. DISCONTINUED OPERATIONS - In December 2004, after reviewing the significant debt obligations of the Company and the alternatives thereto, the Board of Directors of the Company concluded and authorized the Company to explore the possible sale of its AllCare Nursing business.

On April 22, 2005, the Company sold substantially all of the assets of its AllCare Nursing business, which consisted primarily of goodwill and accounts receivable, to Onward of Norwalk, Connecticut, for approximately $20.0 million in cash, of which $1.2 million was placed in escrow pending the collection of the accounts receivable. As of August 31, 2006 the escrow was fully collected. Also in other current assets are additional amounts due from Onward for receivables being collected by Onward of approximately $800 of which approximately $421 is still outstanding at November 30, 2006. Because the assets were written down to the sale amount at February 28, 2006 there was no gain or loss recorded on the sale of the AllCare Nursing business during the three-month period ended November 30, 2005. AllCare Nursing was located in Melville, New York, with offices in Union, New Jersey, and in Stratford, Connecticut, and provided supplemental staffing and travel nurses to healthcare facilities in the greater New York City metropolitan area, northern New Jersey and Connecticut.

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

Revenue of $5,480 and pre-tax loss of $577 (which included interest expense of $433) from discontinued operations were incurred for the nine months ended August 31, 2005. For the three and nine months ended November 30, 2006 the Company had no income or pre-tax loss from discontinued operations.

7. FINANCING ARRANGEMENTS - The Company entered into a Financing Agreement, as amended, with a lending institution, HFG Healthco-4, whereby the lender agreed to provide a revolving credit facility and term loan facility. The revolving credit facility was for up to $35 million, but was amended in connection with the sale of AllCare on April 22, 2005, reducing the amount of the facility to $15 million. Subsequently on November 7, 2005, the facility was further amended to modify certain financial ratio covenants as of November 30, 2005 and to increase availability from 80% of receivables to 85%, and to extend the revolving loan term from April 2008 to November 2008. As amended, availability under the credit facility is based on a formula of eligible receivables as defined in the Financing Agreement. On April 22, 2005, in connection with the sale of AllCare, the liability due on the Company's revolving line of credit was paid down by the amount of $12,123 and the outstanding term loan balance of $1,888 was extinguished.

Interest accrues at a rate of 5.41% over LIBOR on the revolving credit facility and accrued at a rate of 6.37% over LIBOR on the term loan facility until its termination on April 22, 2005. An annual fee of 0.5% is required based on any unused portion of the total loan availability. The agreement contains various restrictive covenants that, among other requirements, restrict additional indebtedness. The covenants also require the Company to meet certain financial ratios. As of November 30, 2006, and February 28, 2006 the outstanding balance on the revolving credit facility was $12,525 and $10,516, respectively.

On June 8, 2005, October 14, 2005, and November 7, 2005 amendments to the revolving credit facility were entered into modifying certain financial ratio covenants as of June 30, 2005 and August 31, 2005 respectively.

8. NOTES AND CONVERTIBLE DEBENTURES PAYABLE - On May 25, 2005, the Company issued a Promissory Note to Cornell Capital Partners L.P. ("Cornell") in the principal amount of $850. As was contemplated, the Note was to be repaid through issuances of Class A Common Stock to Cornell under the Standby Equity Distribution Agreement between the Company and Cornell. On October 9, 2006, the Company repaid the balance due under the note and, as a result, no further shares of Common Stock will be issued under the Standby Equity Distribution Agreement. See Note 14 included herein.

On December 15, 2004, the Company entered into a $1.5 million 15% convertible subordinated note with the wife of one of the executive officers of the Company. The note bears interest at 15% per annum and matures on January 15, 2007. The note was to be repaid in eight equal installments commencing April 15, 2005, subject to restrictions on the sources of such payment. Due to the working capital position of the Company, the holder of the note did not receive, nor did she demand, that the Company make its installment payments. The Company is currently negotiating with the holder of the note to reach repayment terms. As of November 30, 2006, $1,052 remains outstanding on the note. At the option of the holder, all or a portion of the note may be converted at any time, plus accrued but unpaid interest, into shares of Class A Common Stock at a per share price equal to $.38 cents per share which is equal to the average of the five days closing bid price up to December 15, 2004.

9. LICENSEE FINANCIAL DATA - The Company's financial statements include service revenues and service costs associated with its licensees. In addition, royalties paid to licensees are included in general and administrative expenses. Summarized below is the breakdown between licensee and Company generated items for the three and nine month periods ended November 30, 2006 and 2005, respectively.

===================================================================================================================
                                 Three Months          Three Months          Nine Months          Nine Months
                                     Ended                Ended                 Ended                Ended
                               November 30, 2006    November 30, 2005     November 30, 2006    November 30, 2005
                               -----------------    -----------------     -----------------    -----------------
Company Service Revenue             $6,699                $5,155               $19,633              $12,942
Licensee Service Revenue            15,928                13,068                45,912               40,299
     Total Revenues                $22,627               $18,223               $65,545              $53,241
Company Service Costs               $5,344                $3,699               $15,336               $8,830
Licensee Service Costs              12,530                10,125                36,064               31,905
     Total Service Costs           $17,874               $13,824               $51,400              $40,735
Company General and
Administrative Expenses             $2,738                $2,432                $7,702               $7,257
Licensee Royalty                     1,775                 1,571                 5,467                4,599
Total General
  and Administrative Expenses       $4,513                $4,003               $13,169              $11,856
===================================================================================================================

10. GOODWILL - Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Consistent with SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS, the Company has not amortized goodwill since its effective date, but instead tests the balance for impairment. The Company's annual impairment assessment is performed as of February 28th of each year, and an assessment is made at other times if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

11. ACQUISITION - On June 12, 2006, the Company completed the acquisition of certain assets of Critical Nursing Solutions, Inc. ("CNS"), a leading provider of per-diem and travel-nursing services in the Arizona market. The purchase price is up to $850 including possible earn-out amounts that are more than likely to be earned. As part of the transaction we obtained three locations of CNS in Arizona. The results of operations of CNS are included in the consolidated financial statements from the date of acquisition.

In addition, as part of the acquisition the Company assumed $1,012 in accounts receivable that was used to offset the debt of CNS, which was paid by the Company. The accounts receivable was collected in full during the quarter ended August 31, 2006.

The purchase price of CNS totaling $867, including $17 of acquisition costs, has been allocated to assets as follows:

              =============================== ===============
              Goodwill                          $777
              Covenant not to compete             90
              Accounts receivable              1,012
              Debt assumed in the
              acquisition                     (1,012)
                                              ---------------
                                                $867
                                              ===============

The purchase price includes an earn-out in the form of a contingent purchase price totaling $500. This earn-out is more than likely to be earned in that at the first measurement point, CNS has already attained revenue that would make this reasonably certain. The covenant not to compete of $90 is being amortized over 3 years. Accumulated amortization at November 30, 2006 is $15.

On October 10, 2006, the Company made the first payment of $150 with respect to the contingent purchase price noted above. In addition, in order to facilitate the purchase, the Company paid off CNS's bank under its accounts receivable financing agreement. The Company collected the accounts receivable and was fully repaid by August 31, 2006. The allocation of the purchase price to assets and liabilities noted above is preliminary, and may change after further analysis.

Pro Forma Financial Information - The following unaudited pro forma summary reflects the Company's results as if the acquisition of CNS had occurred on March 1, 2005. Certain adjustments have been made to reflect the impact of the purchase transaction. These pro forma results have been prepared for comparative purposes only and are not indicative of what would have occurred had the acquisition been made at the beginning of the respective periods, or of the results which may occur in the future

       ==================================================== ================== ===================
                                                            Nine Months Ended  Nine Months Ended
                                                            November 30, 2006  November 30, 2005
                                                            ------------------ -------------------
       Revenues as reported                                      $65,545             $53,241
       Revenues pro forma                                        $68,232             $59,116

       Net (loss) attributable to common stockholders,  as      $ (1,329)            $(2,311)
       reported
       Net  (loss)  attributable  to common  stockholders,
       pro forma                                                 $(1,210)            $(1,923)

       Net (loss) per basic and diluted shares as reported         $(.02)              $(.08)
       Net (loss) per basic and diluted shares pro forma           $(.02)              $(.06)
       ==================================================== ================== ===================

12. CONTINGENCIES - Litigation

Transportation Insurance Company, Continental Casualty Company and CNA Claim Plus, Inc. v. ATC Healthcare Services, Inc. and ATC Healthcare, Inc. (United States District Court for the Eastern District of New York No. CV 04-4323). Plaintiff insurance companies (collectively "CNA") filed this action in 2004 to recover insurance premiums, claims reimbursements, claims handling fees, taxes and interest alleged to be owed by the Company and by its wholly-owned subsidiary ATC Healthcare Services, Inc. (collectively the "Company") to CNA under 1999-2003 workers compensation insurance programs. CNA seeks over $3 million in damages, "subject to change as additional claims are paid under the policies, as future computations are undertaken, and as additional claim reimbursement and claim service billings are prepared." Following an analysis and accounting by the Company's expert of whether CNA properly dispatched its claim-handling duties and whether its invoices were fair and reasonable, the Company has counterclaimed that CNA mishandled claims, overstated invoices, and in fact owes the Company a substantial sum of money. Fact discovery has recently concluded and a trial expected in the first half of 2007. The Company is unable to accurately predict the likelihood of an unfavorable outcome to this lawsuit, and is unable to make a reasonable estimate of possible loss or range of loss or of a possible gain on its counterclaims.

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

13. RECENT ACCOUNTING PRONOUNCEMENTS - In June 2006, the FASB issued FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES ("FIN No. 48"). FIN No. 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise's financial statement in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. FIN No. 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN No. 48 may be recognized, or continue to be recognized, upon adoption of FIN No. 48. The cumulative effect of applying the provisions of FIN No. 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN No. 48 is effective for the Company beginning in fiscal year 2007, with earlier adoption permitted. The Company is in the process of assessing the effect FIN No. 48 may have on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157") to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances
(unobservable inputs). SFAS No. 157 becomes effective for the Company in its fiscal year beginning March 1, 2008. The Company is currently evaluating the impact of the provisions of SFAS No. 157 on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS" ("SAB No. 108") to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet. The Company will adopt SAB No. 108 for the year ended February 28, 2007, and is currently evaluating the impact of adoption.

14. STOCKHOLDERS' EQUITY - From time to time since November 2004 we had issued promissory notes to Cornell Capital Partners to evidence loans made to us by Cornell, the proceeds of which were used to fund our general working capital needs. It was contemplated that those Notes would be repaid from the proceeds of sales of Class A Common Stock to Cornell under the Agreement. During the three and nine months ended November 30, 2006, respectively, we sold to Cornell zero and 2,026,307 shares under Agreement for purchase prices between $0.33 and $0.39 per share. The proceeds from the sales under the Standby Equity Distribution Agreement were used for working capital purposes and to reduce our promissory note obligation to Cornell. On October 9, 2006, the Company repaid the balance due under the last of the notes and, as a result, no further shares of Common Stock will be issued under the Agreement See Note 8 included herein.

Series C Convertible Preferred Stock - On May 31, 2006, the Company sold 500 shares of its 6% Convertible Series C Preferred Stock (the "Series C Preferred Stock") to one accredited investor for $1 million. Each Series C Preferred share is convertible into the Company's Class A Common Stock at $0.45 per common share. As part of the sale, for every $1.35 invested, the purchaser also received a warrant to purchase one share of the Company's Class A Common Stock at $0.60 over a five-year period, for a total of 741,000 shares subject to the warrants. The fair value of the warrants is equal to $253 based on the fair value method of accounting using a Black-Scholes valuation model. The Company paid the placement agent a seven percent commission of $78 and granted the agent a warrant to purchase 155,000 shares of the Company's Class A Common Stock for $0.60 per share. The fair value of the warrant is equal to $53 based on the fair value method of accounting using a Black-Scholes valuation model.

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

In accordance with EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN A COMPANY'S OWN STOCK," and the terms of the warrants and the transaction documents, the warrants were initially accounted for as a liability. The fair value of the warrants, which amounted to $253 on the date of grant, was recorded as a reduction in Additional Paid In Capital. Adjustments to the carrying value of the liability are a component of current operations. The warrant liability was reclassified to equity on the effective date of the registration statement, evidencing the non-impact of these adjustments on the Company's financial position and results of operations.

The  fair  value  of  the  warrants  was  estimated   using  the   Black-Scholes
option-pricing model with the following assumptions: no dividends; risk-free interest rate of 5.11%; the expected life of 5 years and volatility of 142%.

In addition, in accordance with EITF 00-27, the Company recorded a dividend for the beneficial conversion of $120 based on the difference between the effective conversion price of Series C and the fair value of the Company's common stock. The beneficial conversion is included in accreted dividends.

Common Stock - During the nine months ended November 30, 2006, 320 shares of Class B Common Stock were converted into 320 shares of Class A Common Stock.

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

Stock-based Compensation - On March 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, "Share-Based Payment" ("SFAS 123R"), under the modified prospective method. The Company had previously accounted for stock-based compensation plans under the intrinsic value method of "SFAS 123" Accounting for Stock-Based Compensation" ("SFAS 123"). Adoption had an impact of less than $200 on the Company's financial position and results of operations.

Stock Options - The Company accounts for its stock options issued under its stock compensation plans under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. All stock option grants have an exercise price equal to the fair market value of the Company's common stock on the date of grant and generally have a 10 year term. The fair value of stock options grants is amortized to expense over the vesting period, generally 24 to 48 months. As of November 30, 2006, 4,242,118 shares were available for future stock-based compensation grants. The Company issues new shares on the open market upon the exercise of stock options. For the three and nine months ended November 30, 2006, the Company recognized stock based compensation of $112 and $304, respectively, and such amounts are included in general and administrative expense.

A summary of option activity during the nine months ended November 30, 2006 is presented below:

=============================================================================================================
                                                        Weighted-Average
                                                           Remaining                            Aggregate
                                                        Contractual Life    Weighted Average    Intrinsic
                                          Outstanding      (In Years)        Exercise Price       Value
                                         --------------------------------------------------------------------
Options outstanding,                         4,126,882        3.3                $0.63             $750
beginning
of period
Granted                                      1,330,000        9.7                $0.36               --
Exercised                                           --         --                   --               --
Forfeited                                     (500,000)       1.4                $0.97               --
-------------------------------------------------------------------------------------------------------------
Options outstanding, end of period           4,956,882        4.8                $0.51             $400
-------------------------------------------------------------------------------------------------------------
Options exercisable, end of period           2,268,191        3.1                $0.55             $400
-------------------------------------------------------------------------------------------------------------
Weighted average fair value of options           $0.36
granted
                                         ==============
=============================================================================================================

All options outstanding at November 30, 2006 are either vested or expected to vest. Because the Company only issues options to senior personnel, it expects the forfeiture rate to be deminimus.

A summary of the Company's nonvested shares as of November 30, 2006, and changes during the nine months ended November 30, 2006, is presented below:

============================================================= ======================= ============================
                                                                                      Weighted Average
                                                                     Options          Grant Date Fair Value
                                                              ----------------------- ----------------------------
Nonvested options outstanding, beginning of period                  1,417,024                    $ 0.50
Granted                                                             1,305,000                      0.42
Vested                                                                      -                         -
Forfeited                                                             (33,333)                     0.68
------------------------------------------------------------- ----------------------- ----------------------------
Nonvested options outstanding, end of period                        2,688,691                    $ 0.40
============================================================= ======================= ============================

As of November 30, 2006, there was $359 of total unrecognized compensation expense related to nonvested share based compensation, as well as current period grants of stock options based expense. This cost will be recognized through August 2009.

The Company accounted for its employee incentive stock option plans in prior years using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. Had the Company determined compensation expense at November 30, 2005 based on the fair value at the grant dates for those awards consistent with the method of SFAS 123, the Company's net (loss) per share would have been the following pro forma amounts:

           ================================ ============================ =============================
                                                   For the Three                 For the Nine
                                                   Months ended                  Months ended
                                                 November 30, 2005            November 30, 2005
           -------------------------------- ---------------------------- -----------------------------
           Net (loss) as reported                     $ (269)                     $ (2,157)
           -------------------------------- ---------------------------- -----------------------------
           Less: Fair Value of Stock
           Based Compensation, net of tax                120                           373
           -------------------------------- ---------------------------- -----------------------------
           Pro forma (loss)                           $ (389)                     $ (2,530)
           -------------------------------- ---------------------------- -----------------------------
           Basic net  (loss) per share as
           reported                                   $ (.01)                       $ (.08)
           -------------------------------- ---------------------------- -----------------------------
           Pro forma basic earnings
           (loss) per share                           $ (.01)                       $ (.08)
           -------------------------------- ---------------------------- -----------------------------
           Diluted (loss) per share as
           reported                                   $ (.01)                       $ (.08)
           -------------------------------- ---------------------------- -----------------------------
           Pro forma diluted  (loss) per
           share                                      $ (.01)                       $ (.08)
           ================================ ============================ =============================

15. RELATED PARTY TRANSACTIONS - Stephen Savitsky, our Chairman of the Board, owns 17% and David Savitsky, our Chief Executive Officer, owns 8%, of certain limited liability companies established to enter into licensee agreements with the Company. During the three months ended November 30, 2006, the Company entered into a license agreement with one such limited liability company for a franchise in Houston, Texas, and closed two other offices that did not meet performance expectations. During the nine months ended November 30, 2006, the Company entered into license agreement with five such limited liability companies, and closed three other offices that did not meet performance expectations. The Company is focusing on making its remaining limited liability company franchises profitable and also entering into licensing agreements with existing independent companies. The Company received license fees of $32 and $132, respectively, for the three months and nine months ended November 30, 2006.

In February 2006, ATC Healthcare Services, Inc., a wholly-owned subsidiary, entered into a Management Agreement with Travel Healthcare Solutions, LLC, a New York limited liability company ("Travel Healthcare"), 33.33% of which is owned by Stephen Savitsky, and 16.67% of which is owned by David Savitsky. Revenues from Travel Healthcare for the three months and nine months ended November 30, 2006 totaled $1,512 and $4,371, respectively.

16. SUBSEQUENT EVENT - During December 2006, the Company entered into license agreements with three independent companies. The new territories covered by these licensees are Atlanta, GA, Minneapolis, MN and Youngstown, OH. These licensed territories are expected to be accretive to revenues and gross margin beginning in fourth quarter of 2007.

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

RESULTS OF OPERATIONS:

COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 2006 ("THE 2006 PERIOD") TO THE THREE MONTHS ENDED NOVEMBER 30, 2005 ("THE 2005 PERIOD")

TOTAL REVENUES: Total revenues for the 2006 Period were $22,627, an increase of $4,404 or 24.2% from total revenues of $18,223 for the 2005 Period. The increase in revenues is due to an increase in the Company's travel nurse business as well as the Company's per diem nurse business, including revenue from Critical Nursing Solutions, Inc. (CNS) since early June 2006. The Company opened one office in the 2006 Period and closed two underperforming offices in the same period. Offices opened in the 2005 period have increased revenues during 2006. We continue to expect that the demand for nurses will remain strong. CNS's revenue for the 2006 Period was $2,297.

SERVICE COSTS: Service costs were 79.0% and 75.9% of total revenues for the 2006 Period and the 2005 Period, respectively. Service costs represent the direct costs of providing services to patients and clients, including wages, payroll taxes, travel costs, insurance costs, medical supplies and the cost of contracted services. The increase as a percentage of total revenues was due primarily to higher wages and benefits paid to nurses as dictated by market conditions.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $4,511 for the 2006 Period compared to $4,003 for the 2005 Period. General and administrative expenses expressed as a percentage of total revenues was 19.9% for the 2006 Period compared to 22.0% for 2005 Period. The increase in general and administrative expenses in the 2006 Period in absolute dollars compared to the 2005 Period of $508 is due primarily to higher royalties paid to licensees, higher legal expense and stock compensation expense, as well as the inclusion of the general and administrative expenses of CNS from the date of acquisition. This increase was reduced in part by the cost reduction plans put into effect by the Company, primarily in reducing back office costs.

INTEREST EXPENSE, NET: Interest expense, net for the 2006 Period was $549 compared to $512 for the 2005 Period. This increase is primarily due to higher amounts of outstanding under the accounts receivable financing agreement compared to the 2005 Period.

PROVISION FOR INCOME TAXES: For the 2006 Period, the Company recorded a provision for income taxes of $25 on a pretax loss of $437 as compared to a provision for income taxes of $0 on a pretax loss of $269, for the 2005 Period. The current provisions consist entirely of state and local income taxes representing minimum taxes payable to certain states.

COMPARISON OF NINE MONTHS ENDED NOVEMBER 30, 2006 ("THE 2006 PERIOD") TO THE NINE MONTHS ENDED NOVEMBER 30, 2005 ("THE 2005 PERIOD")

TOTAL REVENUES: Total revenues for the 2006 Period were $65,545, an increase of $12,304 or 23.1% from total revenues of $53,241 for the 2005 Period. The increase in revenues is due to an increase in the Company's travel nurse business as well as the Company's per diem nurse business, including revenue from CNS since early June 2006. The Company opened six offices in the 2006 Period and closed four underperforming offices in the same period. Offices opened in the 2005 period have increased revenues during 2006. We continue to expect that the demand for nurses will remain strong. CNS's revenue for the 2006 Period was $4,846. We are seeing an increase in the demand for temporary nurses.

SERVICE COSTS: Service costs were 78.4% and 76.5% of total revenues for the 2006 Period and the 2005 Period, respectively. Service costs represent the direct costs of providing services to patients or clients, including wages, payroll taxes, travel costs, insurance costs, medical supplies and the cost of contracted services. The increase as a percentage of total revenues was due primarily to higher wages and benefits paid to nurses as dictated by market conditions.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $13,169 for the 2006 Period compared to $11,856 for the 2005 Period. General and administrative expenses expressed as a percentage of total revenues was 20.1% for the 2006 Period compared to 22.3% for 2005 Period. The increase in general and administrative expenses in the 2006 Period in absolute dollars compared to the 2005 Period of $1,313, is due primarily to higher royalties paid to licensees, higher legal expense and stock compensation expense, as well as the inclusion of general and administrative expenses of CNS since the date of acquisition. This increase was reduced in part through cost reduction plans put into effect by the Company, primarily to reduce back office costs.

INTEREST EXPENSE, NET: Interest expense, net for the 2006 Period was $1,531 compared to $1,753 for the 2005 Period. This decrease is primarily due to higher amounts of convertible debt and promissory notes outstanding during the 2005 Period.

PROVISION FOR INCOME TAXES: For the 2006 Period, the Company recorded a provision for income taxes of $53 on a pretax loss of $890 as compared to a provision for income taxes of $50 on a pretax loss of $1,530 for the 2005 Period. The current provisions consist entirely of state and local income taxes representing minimum taxes payable to certain states.

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

AllCare Nursing had a loss from operations for the 2005 Period of $577. Net sales for All Care nursing was approximately $5.5 million for the 2005 period. There was no gain or loss recorded on the sale of the AllCare Nursing during the nine months ended November 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES:

To date, the Company has funded its cash needs through various equity and debt issuances and through cash flow from operations. The Company generally pays its billable employees weekly for their services, and remits statutory payroll and related taxes as well as other fringe benefits. Invoices are generated to reflect these costs plus the Company's markup.

Cash and cash equivalents decreased by $658 as of November 30, 2006 compared to February 28, 2006, as a result of cash used in operating activities of $1,481, cash used in investing activities of $564 and cash provided by financing activities of $1,387. Cash used in operating activities was primarily due to a loss from operations and an increase in accounts receivable. Cash provided by financing activities was primarily due to the issuance of the Series C preferred stock, which was used to fund the cash portion of the acquisition of CNS and additional borrowings under the Company's bank financing arrangement.

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

Interest accrues at a rate of 5.41% over LIBOR on the revolving credit facility and accrued at a rate of 6.37% over LIBOR on the term loan facility until its termination on April 22, 2005. An annual fee of 0.5% is required based on any unused portion of the total loan availability. The agreement contains various restrictive covenants that, among other requirements, restrict additional indebtedness. The covenants also require the Company to meet certain financial ratios. As of November 30, 2006 and February 28, 2006, the outstanding balance on the revolving credit facility was $12,525 and $10,516 respectively.

On January 14, 2005, June 8, 2005, July 15, 2004, October 14, 2005, and November 7, 2005 amendments to the revolving credit facility were entered into modifying certain financial ratio covenants as of February 28, 2005, June 30, 2005 and August 31, 2005 respectively.

The Company had working capital of $11,099 at November 30, 2006, as compared to a working capital of $9,470 at February 28, 2006.

We anticipate that capital expenditures for furniture and equipment, including improvements to our management information and operating systems during the next twelve months will be approximately $400.

Operating cash flows have been our primary source of liquidity, but historically they have not been sufficient to fund our working capital, capital expenditures, and internal business expansion and debt service. Our cash flow has been aided by the use of funds from the Standby Equity Distribution Agreement with Cornell Capital Partners ("Cornell"), a loan to the Company by the wife of one of the executive officers of the Company, our sale of convertible debentures, our sale of our AllCare Nursing business, and our revolving loan facility. We believe that our capital resources are sufficient to meet our working capital requirements for the next twelve months. The Company's results of operations have shown significant improvement over the last few years. However, our existing cash and cash equivalents may not be sufficient to sustain our operations for any length of time, though we expect to meet our future working capital, capital expenditure, internal business expansion, and debt service needs from a combination of operating cash flows and funds available under the $15 million revolving loan facility.

We do not have enough capital to operate the business without our revolving loan facility. In addition, it is likely that we will seek to raise additional capital through the sale of either equity or debt securities. There can be no assurance that additional financing will be available if required, or, if available, will be available on satisfactory terms.

On April 19, 2004, we entered into a Standby Equity Distribution Agreement with Cornell. Pursuant to the Agreement, we were able to, at our discretion, periodically sell to Cornell shares of Class A Common Stock for a total purchase price of up to $5,000,000. For each share of Common Stock purchased under the Agreement, Cornell was to pay us 97% of the lowest closing bid price of the Common Stock during the five consecutive trading days immediately following the notice date. Further, we agreed to pay Cornell 5% of the proceeds that we received under the Agreement. The Agreement was subject to us maintaining an effective S-1 registration statement. In November 2004, the Securities and Exchange Commission declared our S-1 effective. In November 2005 we updated the information in the S-1. We did not sell any shares to Cornell during the three months ended November 30, 2006 and sold 2,026,307 shares during the nine months ended November 30, 2006 at sales prices of $0.32 to $0.39 per share. The Company received proceeds of $402 net of expenses for the nine months ended November 30, 2006. From time to time, we issued promissory notes to Cornell to evidence loans made to us by Cornell, the proceeds of which were used to fund our general working capital needs. The proceeds from these sales under the Agreement were used to repay the promissory notes due to Cornell. On October 9, 2006, the Company repaid the balance due under the last of the notes and, as a result, no further shares of Common Stock will be issued under the Standby Equity Distribution Agreement See Notes 8 and 14 to Condensed Consolidated Financial Statements included herein in Part 1.

Business Trends

There have been times in the past when sales and margins have come under pressure as demand for temporary nurses has gone through a period of contraction. At that time, hospitals experienced flat to declining admission rates and placed greater reliance on full-time staff overtime and increased nurse patient loads. As of now, this trend has reversed but there is no guarantee that this will be sustainable without interruption in the future. The U.S. Department of Health and Human Services said in a July 2002 report that the national supply of full-time equivalent registered nurses was estimated at 1.89 million and demand was estimated at 2 million. The 6 percent gap between the supply of nurses and vacancies in 2000 is expected to grow to 12 percent by 2010 and then to 20 percent five years later. This trend, as of now, is certainly coming to fruition. Prospects for the medical staffing industry should continue to improve as hospitals experience higher admission rates and increasing shortages of healthcare workers.

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

THE COSTS OF ATTRACTING AND RETAINING QUALIFIED NURSES AND OTHER HEALTHCARE PERSONNEL HAVE RISEN.

We compete with other healthcare staffing companies for qualified nurses and other healthcare personnel. Because there is currently a shortage of qualified healthcare personnel, competition for these employees is intense. To induce healthcare personnel to sign on with them, our competitors have increased hourly wages and other benefits. In response to such increases by our competitors, we raised the wages and increased benefits that we offer to our personnel during 2005. Because we were not able to pass the additional costs to certain clients, our margins declined and we were forced to close approximately 18 of our offices that could no longer operate profitably.

WE OPERATE IN A HIGHLY COMPETITIVE MARKET AND OUR SUCCESS DEPENDS ON OUR ABILITY TO REMAIN COMPETITIVE IN OBTAINING AND RETAINING HOSPITAL AND HEALTHCARE FACILITY CLIENTS AND TEMPORARY HEALTHCARE PROFESSIONALS.

The temporary medical staffing business is highly competitive. We compete in national, regional and local markets with full-service staffing companies and with specialized temporary staffing agencies. Many of these companies have greater marketing and financial resources than we do. Competition for hospital and healthcare facility clients and temporary healthcare professionals may increase in the future and, as a result, we may not be able to remain competitive. To the extent competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues or hospital and healthcare facility clients and our margins could decline, which could seriously harm our operating results and cause the price of our stock to decline. In addition, the development of alternative recruitment channels, such as direct recruitment and other channels not involving staffing companies, could lead our hospital and healthcare facility clients to bypass our services, which would also cause our revenues and margins to decline.

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

COMPETITION FOR ACQUISITION OPPORTUNITIES MAY RESTRICT OUR FUTURE GROWTH BY LIMITING OUR ABILITY TO MAKE ACQUISITIONS AT REASONABLE VALUATIONS.

Our business strategy  includes  increasing our market share and presence in the temporary healthcare staffing industry through strategic acquisitions of companies that complement or enhance our business. Between March 2001 and February 2003, we acquired nine unaffiliated companies. These companies had an aggregate of approximately $11.8 million in revenue at the time they were purchased. From February 2003 to November 2006 (June 2006), we only completed one acquisition with expected annual revenues of approximately $9-$10 million.

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

As of November 30, 2006, we had $6,134 of goodwill on our balance sheet. The goodwill represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At November 30, 2006, goodwill represented 23.7% of our total assets.

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

OUR ABILITY TO BORROW UNDER OUR CREDIT FACILITY MAY BE LIMITED.

We have an asset-based revolving credit line with HFG Healthco-4 LLC that currently has a maximum borrowing amount of $15 million. As of November 30, 2006 and February 28, 2005, we had approximately $12.5 million and $10.5 million, respectively, outstanding under the revolving credit line. On April 22, 2005 we sold our AllCare Nursing business and applied approximately $13 million of the proceeds to repayment of our credit line. In connection with the transaction, the credit line was extended until April 2008. At that time approximately $7.1 million was outstanding and we had additional borrowing capacity of $1.8 million. Our ability to borrow under the credit facility is based upon, and thereby limited by, the amount of our accounts receivable. Any material decline in our service revenues could reduce our borrowing base, which could cause us to lose our ability to borrow additional amounts under the credit facility. In such circumstances, the borrowing availability under the credit facility may not be sufficient for our capital needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity: The Company's primary market risk exposure is interest rate risk. The Company's exposure to market risk for changes in interest rates relates to its debt obligations under its revolving credit facility described above. Under the facility, the interest rate is 5.41% over LIBOR. At November 30, 2006, drawings on the facility were $12.5 million. Assuming variable rate debt at November 30, 2006, a one-point change in interest rates would impact annual net interest payments by $125. The Company does not use derivative financial instruments to manage interest rate risk.


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

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS - See Note 12 in PART I. - ITEM 1.

ITEM 6. EXHIBITS

Exhibit
Number      Description
-----------------------

     3.1 - Certificate of Amendment of Restated Certificate of Incorporation of the Company dated August 21, 2006.

     10.1 - Stock Option Agreement dated August 21, 2006 between the Company and Stephen Savitsky.

     10.2 - Stock Option Agreement dated August 21, 2006 between the Company and David Savitsky.

     31.1 - Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

     31.2 - Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

     32.1 - Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350)

     32.2 - Certification of CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350)