Form 10-K
period 2007-02-28
ATC HEALTHCARE INC /DE/
filed 2007-05-29
CIK 720480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended February 28, 2007
                                  -----------------

                                       OR

|_| TRANSITION REPORT SUBJECT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period from _______________  to ____________________


                        Commission File Number: 001-31271

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

Large accelerated filer |_| Accelerated  filer |_|  Non-accelerated  filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act.) Yes |_|          No |X|

As of May 22, 2007, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $13,998,941 based on a closing sale price of $0.30 per share. The number of shares of Class A and B Common Stock outstanding on May 22, 2007 was 46,663,138.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is included in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders 2007, which information is incorporated herein by reference. All references to "we", "us," "our," or "ATC" in this Report on Form 10-K mean ATC Healthcare, Inc.

Part I.

ITEM 1. Business

General

ATC Healthcare, Inc. ("ATC" or the "Company") is a Delaware corporation, which was incorporated in New York in 1978 and reincorporated in Delaware in May 1983. Unless the context otherwise requires, all references to the "Company" include ATC Healthcare, Inc. and its subsidiaries. The Company is a national provider of medical supplemental staffing services. In August 2001, the Company changed its name from Staff Builders, Inc. to ATC Healthcare, Inc.

Operations

We provide supplemental staffing to health care facilities through our network of 52 offices in 31 states, of which 45 are operated by 30 licensees and 7 are owned and operated by us. We offer our clients qualified health care associates in over 50 job categories ranging from the highest level of specialty nurse, including critical care, neonatal and labor and delivery, to medical administrative staff, including third party billers, administrative assistants, claims processors, collection personnel and medical records clerks. The nurses provided to clients include registered nurses, licensed practical nurses and certified nursing assistants. Other services include allied health staffing which includes mental health technicians, a variety of therapists (including speech, occupational and physical), radiology technicians and phlebotomists.

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

Licensee Program

Our licensing program is one of the principal factors differentiating us from most of our competition. After agreeing to pay an initial license fee in exchange for a grant of an exclusive territory, the licensee is paid a royalty of approximately 55% (60% for certain licensees who have longer relationships with us) of gross margin (in general, the difference between the aggregate amount invoiced and the payroll and related expenses for the personnel delivering the services). The licensee has the right to develop the territory to its fullest potential. The licensee is also responsible for marketing, recruiting and customer relationships within the assigned territory. We must approve all locations prior to the licensee signing a lease for a location. Various management reports are provided to the licensees to assist them with ongoing analysis of their medical staffing operations. We pay and distribute the payroll for the direct service personnel who are all employees of our Company, administer all payroll withholdings and payments, invoice the customers and process and collect the accounts receivable. The licensees are responsible for providing an office and paying administrative expenses, including rent, utilities, telephone and costs of administrative personnel.

For  Fiscal  2007,  2006  and  2005,  total  licensee   distributions,   net  of
discontinued operations, were approximately $7.1 million, $7.0 million, and $5.9 million, respectively.

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

Sales of licenses are subject to compliance with federal and state franchise laws. If we fail to comply with the franchise laws, rules and regulations of the particular state relating to offers and sales of franchises, we will be unable to engage in offering or selling licenses in or from such state. To offer and sell licenses, the Federal Trade Commission requires us to furnish to prospective licensees a current franchise offering disclosure document. We have used a Uniform Franchise Offering Circular ("UFOC") to satisfy this disclosure obligation. We must update our UFOC annually or upon the occurrence of certain material events. If a material event occurs, we must stop offering and selling franchises until the UFOC is updated. In addition, certain states require us to register or file our UFOC with such states and to provide prescribed disclosures. We are required to obtain an effective registration of our franchise disclosure document in New York State and certain other states. We are currently able to offer new franchises in 39 states.

Personnel, Recruiting and Training

We employ approximately 7,000 individuals who render staffing services and approximately 74 full time administrative and management personnel. Approximately 43 of these administrative employees are located at branch offices and 31 are located at the headquarters in Lake Success, New York.

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

It is essential for us to constantly recruit and retain a qualified staff of associates who are available to be placed on assignment as needed. Besides advertising in the local classifieds, utilizing local office web sites and participating in local and regional job fairs, we offer a variety of benefit programs to assist in recruiting high quality medical staffing professionals. This package provides employees' access to medical, dental, life and disability insurance, a 401(k) plan, opportunities for Continuing Education Credits, partnerships with various vendors for discount programs (e.g., uniforms, vacations and cruises, credit cards, appliances and cars), recognition programs and referral bonus programs. In addition, we provide our licensees a full-service human resources department to support the offices with policies and procedures as well as assist with the day-to-day issues of the field staff.

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

Each licensee and corporate branch manager is responsible for generating sales in their territory. Licensees and corporate branch managers are instructed to do this through a variety of methods in order to diversify their sales conduits. The primary method of seeking new business is to call on healthcare facilities in a local area. Cold calls and referrals are often used to generate leads. Once granted an interview, the representative is instructed to emphasize the highlights of our services.

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

The Company recorded a goodwill impairment of $3.8 million as of February 28, 2005, which represents the difference in the sales price of AllCare Nursing at February 28, 2005 and the value of the net assets including goodwill that the Company had on its consolidated financial statements as of that date.

The Company's consolidated financial statements reflect the financial results of the AllCare Nursing business for the Fiscal years 2006 (through April 22, 2005 the date of disposition) and 2005 as discontinued operations.

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

We rely substantially on our ability to attract, develop and retain nurses and other healthcare personnel who possess the skills, experience and, as required, licenses necessary to meet the specified requirements of our healthcare staffing clients. We compete for healthcare staffing personnel with other temporary healthcare staffing companies, as well as actual and potential clients, some of which seek to fill positions with either regular or temporary employees. Currently, there is a shortage of qualified nurses in most areas of the United States and competition for nursing personnel is increasing. Demand for temporary nurses over the last year has declined due to lower hospital emissions and nurses working full time for hospitals rather than working through temporary staffing agencies. Accordingly, when our clients request temporary nurse staffing we must recruit from a smaller pool of available nurses, which our competitors also recruit from. At this time we do not have enough nurses to meet our clients' demands for our nurse staffing services. This shortage has existed since approximately 2000. This shortage of nurses limits our ability to grow our staffing business. Furthermore, we believe that the aging of the existing nurse population and declining enrollments in nursing schools will further exacerbate the existing nurse shortage. To remedy the shortage we have increased advertising on our website and other industry visited websites to attract new nurses to work for us. We also offer a variety of benefits to our employees such as life insurance, medical and dental insurance, a 401 (k) plan, as well as sign-on bonuses for new employees and recruitment bonuses for current employees who refer new employees to us. In addition, we have recently started recruiting nurses from foreign countries, including India and the Philippines.

THE COSTS OF ATTRACTING AND RETAINING QUALIFIED NURSES AND OTHER HEALTHCARE PERSONNEL HAVE RISEN.

We compete with other healthcare staffing companies for qualified nurses and other healthcare personnel. Because there is currently a shortage of qualified healthcare personnel, competition for these employees is intense. To induce healthcare personnel to sign on with them, our competitors have increased hourly wages and other benefits. In response to such increases by our competitors, we raised the wages and increased benefits that we offer to our personnel. Because we were not able to pass the additional costs to certain clients, our margins declined and we were forced to close some of our offices that could no longer operate profitably.

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

HEALTHCARE REFORM COULD NEGATIVELY IMPACT OUR BUSINESS OPPORTUNITIES, REVENUES AND MARGINS.

The U.S. government has undertaken efforts to control increasing healthcare costs through legislation; regulation and voluntary agreements with medical care providers and drug companies. In the recent past, the U.S. Congress has considered several comprehensive healthcare reform proposals. Some of these proposals could have adversely affected our business. While the U.S. Congress has not adopted any comprehensive reform proposals, members of Congress may raise similar proposals in the future. If some of these proposals are approved, hospitals and other healthcare facilities may react by spending less on healthcare staffing, including nurses. If this were to occur, we would have fewer business opportunities, which could seriously harm our business.

State governments have also attempted to control increasing healthcare costs. For example, the state of Massachusetts has a regulation that limits the hourly rate payable to temporary nursing agencies for registered nurses, licensed practical nurses and certified nurses' aides. The state of Minnesota also has implemented a statute that limits the amount that nursing agencies may charge nursing homes. Other states have also proposed legislation that would limit the amounts that temporary staffing companies may charge. Any such current or proposed laws could seriously harm our business, revenues and margins.

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

IF STATE LICENSING REGULATIONS THAT APPLY TO US CHANGE, WE MAY FACE INCREASED COSTS THAT REDUCE OUR REVENUE AND PROFITABILITY.

In some states, firms in the temporary healthcare staffing industry must be registered to establish and advertise as a nurse-staffing agency or must qualify for an exemption from registration in those states. If we were to lose any required state licenses, we would be required to cease operating in those states. The introduction of new licensing regulations could substantially raise the costs associated with hiring temporary employees. These increased costs may not be able to be passed on to clients without a decrease in demand for temporary employees, which would reduce our revenue and profitability.

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

COMPETITION FOR ACQUISITION OPPORTUNITIES MAY RESTRICT OUR FUTURE GROWTH BY LIMITING OUR ABILITY TO MAKE ACQUISITIONS AT REASONABLE VALUATIONS.

Our business strategy  includes  increasing our market share and presence in the temporary healthcare staffing industry through strategic acquisitions of companies that complement or enhance our business. Between March 2001 and February 2003, we acquired nine unaffiliated companies. These companies had an aggregate of approximately $11.8 million in revenue at the time they were purchased. From February 2003 to February 2007, we only completed one acquisition with expected annual revenues of approximately $8-$10 million.

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

IF OUR INSURANCE COSTS INCREASE SIGNIFICANTLY, THESE INCREMENTAL COSTS COULD NEGATIVELY AFFECT OUR FINANCIAL RESULTS.

The costs related to obtaining and maintaining workers compensation, professional and general liability insurance and health insurance for healthcare providers has been increasing as a percentage of revenue. Our cost of workers compensation, professional and general liability and health insurance for healthcare providers for the Fiscal Years ending February 28, 2007, 2006 and 2005 was $3.2 million, $2.3 million and $1.9 million, respectively. The corresponding gross margin for the same time periods was 21.3%, 23.5% and 19.4%, respectively. If the cost of carrying this insurance continues to increase significantly, we will recognize an associated increase in costs that may negatively affect our margins. This could have an adverse impact on our financial condition.

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

As of February 28, 2007, we had $6.1 million of goodwill on our balance sheet. The goodwill represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At February 28, 2007, goodwill represented 21% of our total assets.

Historically, we amortized goodwill on a straight-line basis over the estimated period of future benefit of up to 15 years. In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 requires that, beginning on March 1, 2002, goodwill is not to be amortized, but rather that it be reviewed annually for impairment. In the event impairment is identified, a charge to earnings would be recorded. We have adopted the provisions of SFAS No. 141 and SFAS No. 142 as of March 1, 2002. Although it does not affect our cash flow, an impairment charge would have the effect of decreasing our earnings. If we are required to take a charge to earnings for goodwill impairment, our stock price could be adversely affected.

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

OUR ABILITY TO BORROW UNDER OUR CREDIT FACILITY MAY BE LIMITED.

We have an asset-based revolving credit line with HFG Healthco-4 LLC that currently has a maximum borrowing amount of $15.0 million. As of February 28, 2007 and February 28, 2006 we had approximately $13.9 million and $10.5 million, respectively, outstanding under the revolving credit line with HFG Healthco-4 LLC. On April 22, 2005 we sold our AllCare Nursing business and applied approximately $13.0 million of the proceeds to repayment of our credit line. In connection with the transaction, the credit line was extended until April 2008. At that time approximately $7.1 million was outstanding and we had additional borrowing capacity of $1.8 million. Our ability to borrow under the credit facility is based upon, and thereby limited by, the amount of our accounts receivable. Any material decline in our service revenues could reduce our borrowing base, which could cause us to lose our ability to borrow additional amounts under the credit facility. In such circumstances, the borrowing availability under the credit facility may not be sufficient for our capital needs.

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

Our By-laws provide for a classified Board of Directors with staggered three-year terms for directorships. Our By-laws also allow the Board of Directors to increase Board membership without shareholder approval. Subject to the rights of the holders of any series of preferred stock outstanding, vacancies on the Board of Directors, including new vacancies created by an increase in the authorized number of directors, may be filled by the affirmative vote of a majority of the remaining directors without shareholder approval. Further, subject to the rights of holders of any series of preferred stock outstanding, directors may only be removed for cause and only by the affirmative vote of the holders of at least 80% of the voting power of all of the shares of capital stock entitled to vote for the election of directors. In addition, our By-laws may be amended or repealed or the Board without stockholder approval, may adopt new By-laws and our stockholders' may amend, repeal or adopt new By-laws only upon the affirmative vote of 80% of the voting power of all of the shares of capital stock entitled to vote for the election of directors. Each of these provisions may allow our Board of Directors to entrench the current members and may prevent a change in control of our company in situations when such a change in control would be beneficial to our shareholders. Accordingly, these provisions of our By-laws could have a material adverse effect on our financial performance and on the market price of our common stock.

ITEM 2. PROPERTIES

The Company leases its administrative facilities in Lake Success, New York. The Lake Success office lease for approximately 14,305 square feet of office space, expires in December 2010 and provides for a current annual rent of $0.42 million and is subject to a 3.5% annual rent escalation. The Company believes that its administrative facilities are sufficient for its needs and that it will be able to obtain additional space as needed.

There are currently 52 staffing offices in 31 states, of which seven are operated by the Company and 45 licensee staffing offices are operated by 30 licensees. These offices are typically small administrative offices serving a limited geographical area. The licensee offices are owned by licensees or are leased by the licensee from third-party landlords. The Company believes that it will be able to renew or find adequate replacement offices for all of the leases of the staffing offices leased by it, which are scheduled to expire within the next twelve months at comparable costs to those currently being incurred.

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

Transportation Insurance Company, Continental Casualty Company and CNA Claim Plus, Inc. v. ATC Healthcare Services, Inc. and ATC Healthcare, Inc. (United States District Court for the Eastern District of New York No. CV 04-4323). Plaintiff insurance companies (collectively "CNA") filed this action in 2004 to recover insurance premiums, claims reimbursements, claims handling fees, taxes and interest alleged to be owed by the Company and by its wholly-owned subsidiary ATC Healthcare Services, Inc. (collectively the "Company") to CNA under 1999-2003 workers compensation insurance programs. CNA sought over $3 million in damages, "subject to change as additional claims are paid under the policies, as future computations are undertaken, and as additional claim reimbursement and claim service billings are prepared." Following an analysis and accounting by the Company's expert of whether CNA properly dispatched its claim-handling duties and whether its invoices were fair and reasonable, the Company counterclaimed that CNA mishandled claims, overstated invoices, and in fact owes the Company a substantial sum of money. In April 2007, the parties settled the lawsuit, including all claims and counterclaims, and in May 2007 dismissed the case in its entirety. As part of their settlement, the parties entered into a confidentiality agreement covering the settlement terms. As a result of this settlement, the Company recorded a loss on litigation settlement of $342 in its consolidated financial statements for the fiscal year ended February 28, 2007.

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

The following table sets forth, the high and low sale prices for the Class A Common Stock for each quarter during the two fiscal years ended February 28, 2007, as reported by the American Stock Exchange.


        -----------------------------------------------------
        Fiscal Year ended February 28, 2006     High    Low
        -----------------------------------------------------
        1st quarter ended May 31, 2005          $0.46   $0.28
        -----------------------------------------------------
        2nd quarter ended August 31, 2005       $0.43   $0.22
        -----------------------------------------------------
        3rd quarter ended November 30, 2005     $0.50   $0.29
        -----------------------------------------------------
        4th quarter ended February 28, 2006     $0.46   $0.31
        -----------------------------------------------------
        Fiscal Year ended February 28, 2007     High    Low
        -----------------------------------------------------
        1st quarter ended May 31, 2006          $0.45   $0.37
        -----------------------------------------------------
        2nd quarter ended August 31, 2006       $0.50   $0.33
        -----------------------------------------------------
        3rd quarter ended November 30, 2006     $0.43   $0.33
        -----------------------------------------------------
        4th quarter ended February 28, 2007     $0.38   $0.30
        -----------------------------------------------------

There is no established public trading market for the Company's Class B Common Stock, which has ten votes per share and upon transfer is convertible automatically into one share of Class A Common Stock, which has one vote per share.

(B)     Holders

As of February 28, 2007, there were approximately 292 holders of record of Class A Common Stock (including brokerage firms holding stock in "street name" and other nominees) and 358 holders of record of Class B Common Stock.

(C)     Dividends

The Company has never paid any dividends on its shares of Class A or Class B Common Stock. The Company does not expect to pay any dividends for the foreseeable future, as all earnings will be retained for use in its business.

(D)     Securities Authorized for Issuance Under Equity Compensation Plans

      Plan Category
                                                                             Number of Securities
                                                                            Remaining Available for
                         Number of Securities to                             Future Issuance under
                          be issued Upon Exercise Weighted-Average Exercise   Equity Compensation
                          of Outstanding Options,   Price of Outstanding       Plans (excluding
                            Warrants and Rights     Options, Warrants and   securites reflected in
                                (column (a))                Rights                column (a))
----------------------------------------------------------------------------------------------------
Equity compensation plans
 approved by security
 holders                        4,426,882                  $0.59                   139,500
----------------------------------------------------------------------------------------------------
Equity compensation plans
 not approved by security
 holders (1)                    2,470,000                  $0.36                  2,470,000
----------------------------------------------------------------------------------------------------
Total                           6,896,882                  $0.51                  2,609,500
----------------------------------------------------------------------------------------------------

(1) During fiscal 2001, the Company adopted a stock option plan (the "2000 Stock Option Plan") under which an aggregate of three million shares of common stock are reserved for issuance. Both key employees and non-employee directors, except for members of the compensation committee, are eligible to participate in the 2000 Stock Option Plan.

(E)     Recent Sales of Unregistered Securities

None.

(F)     Common Stock Performance

The following graph compares, for each of the periods indicated, the percentage change in the Company's cumulative total stockholder return on the Company's Class A Common Stock with the cumulative total return of a) an index consisting of the AMEX Composite Index of companies and b) a peer group index.

            ATC HEALTHCARE, INC. COMPARATIVE CUMULATIVE TOTAL RETURN

                     ASSUMES $100 INVESTED ON MARCH 1, 2001
                           ASSUMES DIVIDEND REINVESTED
                         FISCAL YEAR ENDING FEBRUARY 28

        ---------------------------------------------------------------------------------------------------------------
                                   2002            2003           2004            2005           2006            2007
        ---------------------------------------------------------------------------------------------------------------
        ATC Healthcare, Inc.      100.00           30.95          30.48           16.67          18.10           16.67
        AMEX Composite            100.00           79.18         128.75          149.03         167.22          177.69
        Peer Group                100.00           79.35         137.00          143.07         138.57          158.86
        ---------------------------------------------------------------------------------------------------------------

ITEM 6.

SELECTED FINANCIAL DATA (in thousands, except per share data)

The following table provides selected historical consolidated financial data of the Company as of and for each of the fiscal years in the five year period ended February 28, 2007 and reflects the results of operations and net assets of the AllCare Nursing business as discontinued operations for the periods presented. The data has been derived from the Company's audited financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" which is contained in this report.

                                               2007        2006        2005        2004        2003
CONSOLIDATED OPERATIONS DATA:
(all amounts in thousands except per
 share data)

Revenues:                                   $   89,401  $   71,528  $   67,937  $   81,210  $   98,877
                                        ---------------------------------------------------------------

Loss from continuing operations                 (2,159)     (1,755)     (8,459)     (7,872)     (5,010)
                                        ---------------------------------------------------------------
(Loss) income from discontinued
 operations                                          -        (577)     (1,945)      1,692       2,177
                                        ---------------------------------------------------------------

   Net (loss)                               $   (2,159) $   (2,332) $  (10,404) $   (6,180) $   (2,833)
                                        ---------------------------------------------------------------

(Loss) Earnings Per Share:
(Loss) from continuing operations:
  (Loss) per common share- basic            $    (0.07) $    (0.06) $    (0.34) $    (0.32) $    (0.21)
                                        ---------------------------------------------------------------
  (Loss) per common share - diluted         $    (0.07) $    (0.06) $    (0.34) $    (0.32) $    (0.21)
                                        ---------------------------------------------------------------
(Loss) income from discontinued
 operations:
(Loss) income per common share - basic      $        -  $    (0.02) $    (0.08) $     0.07  $     0.09
                                        ---------------------------------------------------------------
(Loss) income per common share- diluted     $        -  $    (0.02) $    (0.08) $     0.07  $     0.09
                                        ---------------------------------------------------------------
Net (loss):
(Loss) per common share -basic              $    (0.07) $    (0.08) $    (0.42) $    (0.25) $    (0.12)
                                        ---------------------------------------------------------------
(Loss) per common share- diluted            $    (0.07) $    (0.08) $    (0.42) $    (0.25) $    (0.12)
                                        ---------------------------------------------------------------

Weighted Average common shares
 outstanding:
  Basic                                         39,394      31,955      25,113      24,468      23,783
  Diluted                                       39,394      31,955      25,113      24,468      23,783

CONSOLIDATD BALANCE SHEET DATA:

Total Assets                                $   28,767  $   25,196  $   23,211  $   29,195  $   33,007
Long-term debt and other liabilities             1,173      10,848       9,026      20,320      22,363
Total Liabilities                               23,838      20,307      30,590      31,029      32,437
Stockholders' equity (deficiency)                3,652       3,682      (5,186)      5,053      10,546
Total Assets Held for Sale                          --          --      37,098      45,532      45,608
Long-term debt and other non-current
 liabilities held for sale                          --          --      21,108      35,424      34,799
Total liabilities held for sale                     --          --      33,768      37,578      36,411


ATC Healthcare, Inc. did not pay any cash dividends on its common stock during any of the periods set forth in the table above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Management's discussion of results of operations below accounts for the sale of the Company's AllCare Nursing business, which occurred on April 22, 2005 as a discontinued operation for the Fiscal Years discussed.

Comparison of Year ended February 28, 2007 ("Fiscal 2007") to Year Ended February 28, 2006 ("Fiscal 2006").

Revenues: Total revenues for Fiscal 2007 were $89.4 million, an increase of $17.9 million or 25.0% from total revenues of $71.5 million for Fiscal 2006. In June 2006, we acquired Critical Nursing Solutions, Inc ("CNS"). The revenue generated by CNS since the date of acquisition was $7.5 million. The remaining increase of $10.3 million in revenues resulted primarily from organic growth in both licensed offices and Company-owned offices. Since Fiscal 2006 there has been an increase in demand for temporary nurses. The Company believes that the increase in demand for temporary nurses will continue in Fiscal 2008. If demand for temporary nurses was to decline our ability to continue operations will be impacted.

Service Costs: Service costs were 78.7% of total revenues in Fiscal 2007 as compared to 76.5% of total revenues in Fiscal 2006. Service costs represent the direct costs of providing services to patients and clients, including wages, payroll taxes, travel costs, insurance costs, medical supplies and the cost of contracted services. The increase as a percentage of total revenues was due primarily to higher wages and benefits paid to nurses as dictated by market conditions. The Company believes that it can increase margins, therefore decrease its cost of services as a percentage of revenues, by pursuing higher margin business during Fiscal 2008.

General and Administrative Expenses: General and administrative expenses for Fiscal 2007 were $17.9 million, an increase of $2.1 million or 13.3% as compared to $15.8 million in Fiscal 2006. General and administrative costs, expressed as a percentage of revenues, were 20.0% and 22.1% for Fiscal 2007 and Fiscal 2006, respectively. The increase in general and administrative expenses were due primarily to higher royalty payments to licensees of $1.0 million resulting from increased revenue, the inclusion of $.4 million in stock-based compensation expense and an increase in legal expense of $.4 million. The Company believes that legal expense will decrease, primarily due to the litigation settlement discussed below, and stock-based compensation will decrease in Fiscal 2008.

Depreciation and Amortization: Depreciation and amortization expenses relating to fixed assets and intangible assets were $0.5 million in Fiscal 2007 and 2006, respectively. The Company anticipates that depreciation and amortization may increase in Fiscal 2008 as a result of possible acquisitions and additions to fixed assets.

Loss on Litigation Settlement: As noted in ITEM 3. above, in April 2007, the parties in the CNA litigation settled the lawsuit, including all claims and counterclaims. In May 2007 the case was dismissed in its entirety. As a result of this settlement, the Company recorded a loss on litigation settlement of $342 in its consolidated financial statements for Fiscal 2007.

Interest Expense, net: Interest expense, net was $2.3 million in Fiscal 2007 and $2.2 million in Fiscal 2006. Increased interest rates and higher accounts receivable balances impacted interest expense in Fiscal 2007. This increase fully offset the reduction in interest resulting from a decline in principal balances of notes payable.

Other Expense, net: Other expense was $0.1 million during Fiscal 2007 and $0 in 2006.

(Benefit)/Provision for Income Taxes: For Fiscal 2007, the Company recorded a benefit for income taxes of $47K, as compared to recording an income tax provision of $50K in Fiscal 2006. The current provision provides for state and local income taxes representing minimum taxes due to certain states.

Discontinued Operations:

See below regarding the sale of the Allcare Nursing business in April 2005.

Comparison of Year ended February 28, 2006 ("FISCAL 2006") to Year Ended February 28, 2005 ("FISCAL 2005").

Revenues: Total revenues for Fiscal 2006 were $71.5 million, an increase of $3.6 million or 5.3% from total revenues of $67.9 million for Fiscal 2005. For Fiscal 2006, we sold nine new licenses and closed two Company-owned stores as compared to Fiscal 2005 when we opened one Company-owned store, sold nine licenses and closed five Company-owned stores. In addition, four and seven licensees closed their offices for Fiscal 2006 and 2005, respectively. Since early Fiscal 2006, there has been an increase in demand for temporary nurses. The Company believes that the increase in demand for temporary nurses will continue in Fiscal 2007. If demand for temporary nurses was to decline our ability to continue operations will be impacted.

Service Costs: Service costs were 76.5% of total revenues in Fiscal 2006 as compared to 80.6% of total revenues in Fiscal 2005. Service costs represent the direct costs of providing services to patients or clients, including wages, payroll taxes, travel costs, insurance costs, the cost of medical supplies and the cost of contracted services. The decrease in the of service costs can be attributed to the decrease in malpractice and general liability insurance as well as lower workers compensation costs due to the Company's risk management controls.

General and Administrative Expenses: General and administrative expenses for Fiscal 2006 were $15.8 million, a decrease of $1.2 million or 7.0% as compared to $17.0 million in Fiscal 2005. General and administrative costs, expressed as a percentage of revenues, were 22.1% and 24.9% for Fiscal 2006 and 2005, respectively. The reduction in general and administrative expenses in Fiscal 2006 is the result of initiatives undertaken by the Company to reduce the size of, or close, marginally performing offices and to reduce back office support staff.

Depreciation and Amortization: Depreciation and amortization expenses relating to fixed assets and intangible assets was $0.5 million in Fiscal 2006 as compared to $.7 million in Fiscal 2005. The reduction in depreciation expense is due to the write off of fixed assets in the prior year as well as certain customer lists from acquisitions being fully amortized.

Office Closing and Restructuring Charge: For Fiscal 2005 the Company recorded impairment to goodwill and other intangibles in the amount of $1.4 million. The Company did not record a restructuring charge in Fiscal 2006.

Through February 28, 2006, the Company has paid $0.8 million of severance and other costs associated with the office closings. As of February 28, 2006 the Company's accounts payable and accrued expenses included $0.1 million of remaining costs accrued, mainly for lease costs, which were paid through the term of the related leases which expired at various dates through January 2007. In the third quarter of Fiscal 2005, the Company recorded a goodwill impairment of $0.4 million and in the fourth quarter of Fiscal 2005 the Company recorded a goodwill impairment of $0.9 million and an impairment of other intangibles of $0.1 million associated with offices closed during the year.

Interest Expense, net: Interest expense, net was $2.2 million in both Fiscal 2006 and 2005. Interest for Fiscal 2006 was impacted by increased interest rates associated with its revolving line of credit and the decline in the principal balances of notes payable.

Other Income, net: Other income was less than $0.1 million during Fiscal 2006 as compared to $.09 million in Fiscal 2005. Other income in 2005 was generated by sale of licensee rights to new licensees for approximately $0.5 million and the settlement of various disputes with the Company's Atlanta licensee for net proceeds of approximately $0.4 million.

Provision Related to TLCS Guarantee: In Fiscal 2005 and 2004, the Company was contingently liable on $2.3 million of obligations owed by TLCS which was payable over eight years. The bankruptcy court sold the assets of TLCS and the Company was advised that the sale price was sufficient to cover the claims of TLCS creditors. At November 30, 2004 the Company reversed the provision for such guarantee.

Provision (Benefit) for Income Taxes: For Fiscal 2006, the Company recorded an expense for income taxes of less than $0.1 million, as compared to recording an income tax provision of $3.5 million in Fiscal 2005. The current provision provides for state and local income taxes representing minimum taxes due to certain states. The Fiscal 2005 provision provides for state and local income taxes representing minimum taxes due to certain states as well as the reduction in deferred taxes of $0.9 million that pertains to the reversal of the TLCS guarantee and a $2.5 million valuation allowance.

For the year ended February 28, 2005, income tax expense is due primarily to the change in the valuation allowance provided in that period. In the third quarter of 2005, it became apparent that the hospital patient volumes were not returning as anticipated and the Company would not return to profitable operations during Fiscal 2006 in addition in the fourth quarter of 2005 it became clear that the Company would not have a gain on the sale of its AllCare division. The Company intends to maintain its valuation allowance until such time as positive evidence exists to support reversal of the valuation allowance. Income tax expense recorded in the future will be reduced to the extent of offsetting reductions in the Company's valuation allowance.

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

The Company originally purchased AllCare Nursing, then known as Direct Staffing Inc. and DSS Staffing Corp. (together "Direct Staffing"), in January 2002 for $30.2 million in five percent interest-bearing promissory notes. The Company used funds, which it received from Onward to retire approximately $13.0 million in bank debt and to repay and restructure the $28.1 million in promissory notes outstanding to the sellers of Direct Staffing. In connection with obtaining its lender's consent to the sale and paying down its bank debt, the Company's revolving credit facility was permanently reduced from $35.0 million to $15.0 million. As a result of the repayment and restructuring of the Direct Staffing promissory notes, those obligations were reduced from $28.1 million to $8.1 million.

AllCare Nursing had a loss from operations for the year ended February 28, 2005 of approximately $1.9 million, which includes a goodwill impairment charge of $3.8 million. Net sales for AllCare nursing revenues declined for Fiscal 2005. This was due to the decreased demand for nurses in the New York metropolitan area.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its cash needs through various equity and debt issuances and through cash flow from operations. The Company generally pays its billable employees weekly for their services, and remits certain statutory payroll and related taxes as well as other fringe benefits. Invoices are generated to reflect these costs plus the Company's markup.

Cash used in operating activities was $3.1 million during the year ended February 28, 2007 as compared to cash used by operating activities of $6.0 million for the year ended February 28, 2006. Cash used in investing activities was $1.1 million during the year ended February 28, 2007 compared to cash provided by investing activities of $4.0 million during the year ended February 28, 2006. Cash provided by financing activities was $3.5 million in Fiscal 2007 as compared to cash provided by financing activities of $1.9 million in Fiscal 2006.

Cash used in operating activities during Fiscal 2007 was primarily used to fund the growth in accounts receivable due to the increase in revenue, fund the loss from continuing operations, which was offset in part by depreciation and amortization and stock-based compensation expense. Cash provided by operating activities during Fiscal 2006 was primarily used to fund the growth in accounts receivable due to an increase in revenue, fund the collateral requirements in the Company's self-funded workers compensation plan and to fund discontinued operations. Cash provided by operating activities during Fiscal 2005 was primarily due to collections on accounts receivable in the AllCare Nursing business.

Cash used by investing activities during Fiscal 2007 was primarily due to capital expenditures as well as the purchase of CNS. Cash provided by investing activities during Fiscal 2006 was due to the sale of the AllCare business and cash used in investing activities during Fiscal 2005 was mainly used on capital expenditures.

Cash provided by financing activities during Fiscal 2007 was primarily due to the issuance of Preferred and Common Stock, net of issuance costs, as well as borrowings under the Company's revolving credit facility. Cash provided by financing activities during Fiscal 2006 was primarily from the sale of convertible notes. Cash used by financing activities in Fiscal 2005 was primarily used to pay down the revolving credit facility with HFG Healthco-4LLC.

The Company entered into a Financing Agreement, as amended with a lending institution, HFG Healthco-4, ("HFG") whereby the lender agreed to provide a revolving credit facility and term loan facility. The revolving credit facility was for up to $35 million, but was amended in connection with the sale of AllCare on April 22, 2005, reducing the amount of the facility to $15 million. Subsequently on November 7, 2005 the facility further amended to modify certain financial ratio covenants as of November 30, 2005 and increasing availability from 80% of receivables to 85%, and extending the revolving loan term from April 2008 to November 2008. As amended, availability under the credit facility is based on a formula of eligible receivables as defined in the Financing
Agreement. On April 22, 2005 in connection with the sale of AllCare, the liability due on the Company's revolving line of credit was paid down by the amount of $12,123 and the outstanding term loan balance of $1,888 was extinguished.

Interest accrues at rate of 5.41% over LIBOR on the revolving credit facility and accrued at a rate of 6.37% over LIBOR on the term loan facility until its termination on April 22, 2005. An annual fee of 0.5% is required based on any unused portion of the total loan availability. The agreement contains various restrictive covenants that, among other requirements, restrict additional indebtedness. The covenants also require the Company to meet certain financial ratios. As of February 28, 2007 and February 28, 2006, the outstanding balance on the revolving credit facility was $13,914 and $10,516, respectively. HFG has granted us a waiver regarding the covenants that were not met as of February 28, 2007, that expires on June 5, 2007. In addition, the Company is in an over-advance position based on the calculations required by the agreement. The Company and HFG are discussing turning the over-advance position into a term loan. HFG has granted us a waiver regarding the over-advance position that expires on June 5, 2007.

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

As noted above, as of February 28, 2007, the Company is not in compliance with all the existing covenants. As such, the outstanding loan balance of $13,914 has been classified as a current liability until compliance is regained.

The Company had a working capital deficit of $1.4 million at February 28, 2007, as compared to working capital of $9.5 million at February 28, 2006. Since we are in default of certain financial covenants, the amount due under the revolving credit facility was included in current liabilities as of February 28, 2007.

We anticipate that capital expenditures for furniture and equipment, including improvements to our management information and operating systems during the next twelve months will be approximately $0.4 million.

Operating cash flows and the issuance of Capital Stock and Notes have been our primary source of liquidity, but historically they have not been sufficient to fund our working capital, capital expenditures, and internal business expansion and debt service.

Our cash flow has been aided primarily by the use of funds from the private sale of equity securities, the Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. ("Cornell"), our sale of our AllCare Nursing business, and our revolving loan facility. We believe that our capital resources are sufficient to meet our working capital requirements for the next twelve months. Our existing cash and cash equivalents are not sufficient to sustain our operations for any length of time; however, we expect to meet our future working capital, capital expenditure, internal business expansion, and debt service from operating cash flows, including those generated from organic revenue growth and acquisitions and funds available under the $15 million revolving loan facility.

On April 19, 2004, we entered into a Standby Equity Distribution Agreement with Cornell. Pursuant to the Agreement, we were able to, at our discretion, periodically sell to Cornell shares of Class A Common Stock for a total purchase price of up to $5,000,000. For each share of Common Stock purchased under the Agreement, Cornell was to pay us 97% of the lowest closing bid price of the Common Stock during the five consecutive trading days immediately following the notice date. Further, we agreed to pay Cornell 5% of the proceeds that we received under the Agreement. In November 2004, the Securities and Exchange Commission declared our S-1 effective. In November 2005 we updated the information in the effective S-1. We sold 2,026,307 shares to Cornell during Fiscal 2007 at sales prices of $0.32 to $0.39 per share. The Company received proceeds of $402 net of expenses for Fiscal 2006. From time to time, we issued promissory notes to Cornell to evidence loans made to us by Cornell, the proceeds of which were used to fund our general working capital needs. The proceeds from these sales under the Agreement were used to repay the promissory notes due to Cornell. On October 9, 2006, the Company repaid the balance due under the last of the notes and, as a result, no further shares of Common Stock will be issued under the Standby Equity Distribution Agreement See Notes 9 and 12 to Consolidated Financial Statements included elsewhere herein

INDEBTEDNESS AND CONTRACTUAL OBLIGATIONS OF THE COMPANY

The following are contractual cash obligations of the Company, including interest, at February 28, 2007:

Payments due by period (amounts in thousands):

                                 Less than          1-2           3-4
                       Total      One Year       Years         Years       Thereafter
                    -------------------------------------------------------------------
Bank Financing (1)  $   13,914    $   13,914    $        -    $        -    $        -
Debt (2)                 1,052             -         1,052             -             -
Operating leases         2,039           675           967           397             -
                    -------------------------------------------------------------------
Total               $   17,005    $   14,589    $    2,019    $      397    $        -
=======================================================================================

     (1) This represents amounts due under the Company's accounts receivable financing Agreement. Interest is paid daily and is computed at Libor plus 541 basis points, as Libor moves.

     (2) Interest is computed at rates between 8% and 16%.

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

CRITICAL ACCOUNTING POLICIES

Management's discussion in this Item 7 addresses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, intangible assets, income taxes, workers' compensation, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors  that are  believed to be  reasonable  under the  circumstances.  Actual results may differ from these estimates under different assumptions or conditions. Note 2 to the consolidated financial statements included herein, contains a summary of the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements.

The Company makes certain estimates and assumptions that affect the reported amounts of the assets and liabilities and the reported amounts of revenues and expenses. However, the accounting policies described below are those the Company considers most critical in preparing its consolidated financial statements. The following is a review of those accounting policies that include significant judgments made by management using information available at the time the estimates are made. As previously discussed, if different assumptions were used, these estimates could change materially.

The Company believes the following are its most critical accounting policies in that they are the most important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective or complex judgments.

REVENUE RECOGNITION

The Company's service revenues are derived primarily from a form of franchising under which independent companies or contractors ("licensees") represent the Company within a designated territory. These licensees assign Company personnel, including registered nurses and therapists, to service clients using the Company's trade names and service marks. The Company pays and distributes the payroll for the direct service personnel who are all employees of the Company, administer all payroll withholdings and payments, bill the customers and receive and process the accounts receivable. The revenues and related direct costs are included in the Company's consolidated service revenues and operating costs. The licensees are responsible for providing an office and paying related expenses for administration, including rent, utilities and costs for administrative personnel. The Company pays a monthly distribution or commission to licensees based on a defined formula of gross margin generated. Generally, the Company pays a licensee approximately 55% (60% for certain licensees who have longer relationships with us) of gross margin. There is no payment to the licensees based solely on revenues.

The Company recognizes revenue as the related services are provided to customers and when the customer is obligated to pay for such completed services. Service revenue adjustments occur when billing errors occur and are immaterial. Such billing errors are usually detected within a week or so and are corrected. An allowance for doubtful accounts is provided for amounts billed to customers, which may ultimately be uncollectible due to the customer's inability to pay.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts represents adjustments to accounts receivable for amounts deemed partially or entirely uncollectible. Management believes the accounting estimate related to the allowance for doubtful accounts is a "critical accounting estimate" because significant changes in the assumptions used to develop the estimate could materially affect key financial measures, including general and administrative expenses, net income and accounts receivable. In addition, the allowance requires a degree of judgment since it involves estimation of the impact of both current and future economic factors in relation to its customers' ability to pay amounts owed to the Company.

The Company has procedures to mitigate its risk of exposure to losses from bad debts. Revenue is recognized provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an agreement exists documenting the specific terms of the transaction; the sales price is fixed or determinable, and collectibility is reasonably assured at the levels set for each customer. Extensive evaluations are performed on an ongoing basis throughout the fiscal year of each customer's financial performance, cash generation, financing availability and liquidity status. In making credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases of slow pay customers are considered. We also consider the general collection risks with trends in our industry. We also establish credit limits for our customers and perform ongoing credit evaluations to minimize the risk of loss.

We generally follow a policy of reserving for receivables when the aging of slow paying clients exceeds our guidelines or if a client files for bankruptcy. The reserve established is based upon estimates of ultimate collectibility. The initial allowance is adjusted either higher or lower when additional information is available to permit a more accurate estimate of an accounts collectibility.

Summarized below for the fiscal years ended February 28, 2007 and 2006, respectively, are the aggregate account balances for the allowance criteria noted above, net write-offs, bad debt provision and allowance for doubtful accounts (in thousands):

                    Aggregate Account
Fiscal Year Ended   Balances of Slow                                 Allowance
                    Payers and Clients                  Bad Debt    for Doubtful
                     in Bankruptcy     Net Write-Offs  Provision     Accounts
--------------------------------------------------------------------------------
  2007                  $920              $(35)           $0            $212
--------------------------------------------------------------------------------
  2006                  $824             $(217)           $0            $247
--------------------------------------------------------------------------------

At February 28, 2007, we identified accounts totaling $920 that require an allowance based on potential impairment or lose in value. An allowance totaling $212 was provided for these accounts at such date. Our write-offs in Fiscal 2007 represented one-fifth of 1% of our accounts receivable balance. If our projected collections, based on experience, were 10% less, the related increase to our allowance would decrease income by $21.

GOODWILL IMPAIRMENT

Management believes that the accounting estimate related to the valuation of its goodwill is a "critical accounting estimate" because significant changes in the assumptions used to develop the estimate could materially affect key financial measures, including net income and noncurrent assets, specifically goodwill. The valuation of goodwill involves a high degree of judgment since the first step of the impairment test required by SFAS No. 142 consists of a comparison of the fair value of a reporting unit with its book value. Based on the assumptions underlying the valuation, impairment is determined by estimating the fair value of a reporting unit and comparing that value to the reporting unit's book value. If the fair value is more than the book value of the reporting unit, an impairment loss is not recognized. If an impairment exists, the fair value of the reporting unit is allocated to all of its assets and liabilities excluding goodwill, with the excess amount representing the fair value of goodwill. An impairment loss is measured as the amount by which the book value of the reporting unit's goodwill exceeds the estimated fair value of that goodwill.

In accordance with SFAS 142 the Company tests goodwill for impairment. The Company wrote off $0.4 million of goodwill in the third quarter of 2005 and an additional $1.0 million of goodwill in the fourth quarter of 2005 associated with the closing of offices that were acquired through acquisitions. In addition, the Company recorded a goodwill impairment of $3.8 million as of February 28, 2005, to discontinued operations, which represents the difference in the sales price of AllCare Nursing at February 28, 2005 and the value of the net assets including goodwill, that the Company had recorded on its financial statements as of that date. When performing this test, the Company reviewed the current operations of the ongoing offices. In addition, The Company reviewed the anticipated cash flows of each acquisition. The goodwill remaining at the end of Fiscal 2007 is made up of various acquisitions all of which have continued to provide positive cash flow. The Company utilized the following methodologies for evaluating impairment of goodwill: The income approach discounted cash flow method, where the value of the subject investment is equal to the present value of the cash flow streams that can be expected to be generated by the Company in the future and the market approach merger and acquisition method where the value of the subject investment is determined from transactions involving mergers and acquisitions of comparable companies. Based on the impairment testing, the Company determined that no write-off of goodwill was required in Fiscal 2007.

If management's expectations of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of our goodwill could change significantly. Such change could result in additional goodwill impairment charges in future periods, which could have a significant impact on our consolidated financial statements.

INCOME TAXES

The Company accounts for income taxes in accordance with the Financial Accounting Standards Board ("FASB") statement 109, Accounting for Income Taxes. The Company's income tax benefit/provision and related deferred tax assets and liabilities are based on actual and expected future income, US statutory income tax rates, and tax regulations and planning opportunities in the various jurisdictions in which The Company operates. Management believes that the accounting estimate related to income taxes is a "critical accounting estimate" because significant judgment is required in interpreting tax regulations in the US, and assessing the likelihood of realizing certain tax benefits. Actual results could differ materially from those judgments, and changes in judgments could materially affect key financial measures, including the provision for income taxes, net income, and deferred income tax assets and liabilities.

Management's judgment is required in determining the realizability of the deferred tax assets and liabilities and any valuation allowances recorded. The realization of our remaining deferred tax assets is primarily dependent on forecasted future taxable income.

WORKERS COMPENSATION RESERVES

Management believes the accounting estimate related to Workers Compensation Revenues is a "critical accounting estimate". Except for a few states that require workers compensation through their state fund, the Company provides workers compensation coverage through a program that is partially self-insured. Zurich Insurance Company provides excess reinsurance for all claims over $400,000 per occurrence as well as aggregate coverage for overall claims borne by the group of companies that participate in the program. The program also provides for risk sharing among members for infrequent, large claims over $100,000 but less than $400,000. The Company is responsible for all claims under $100,000. The Company records its estimate of the ultimate cost of, and reserve for, workers compensation and professional liability benefits based on actuarial computations using the Company's loss history as well as industry statistics. Furthermore, in determining its reserves, the Company includes reserves for estimated claims incurred but not reported. The ultimate cost of workers compensation will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims. As such, significant changes in the assumption used in determining the reserve amount could have a material impact on the financial statements.

Inherent in recording the liability to be established at any balance sheet date for workers compensation insurance, is an estimate of incurred but not recorded claims ("IBNR"). The Company has been estimating that an additional 50% of total reserves established should be added to cover these items. Management believes this estimate to be reasonable and will continue to perform ongoing analysis and adjust the reserve based on historical experience and any changing conditions. If an additional 10%, or 60% had been used for IBNR, the related increase to our liability would decrease income by $39.

EFFECT OF INFLATION

The impact of inflation on the Company's sales and income from continuing operations was immaterial during Fiscal 2007. In the past, the effects of inflation on salaries and operating expenses have been offset by the Company's ability to increase its charges for services rendered. The Company anticipates that it will be able to continue to do so in the future. The Company continually reviews its costs in relation to the pricing of its services.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 158, EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS - an amendment of FASB Statements No. 87, 88, 106 and 132(R) ("SFAS 158"). SFAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also require additional disclosures in the notes to financial statements. The Company adopted SFAS No. 158 and with no impact to the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. Adoption is required as of the beginning of the first fiscal year that begins after November 15, 2007. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is not expected to have an impact on the Company's consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS ("SAB No. 108") to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet. The Company adopted SAB No. 108 for the year ended February 28, 2007 with no impact to the Company's consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. ("FIN") 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - an Interpretation of SFAS No. 109, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Any change in the net assets or liabilities recognized as a result of adopting the provisions of FIN 48 would be recorded as an adjustment to the opening balance of retained earnings. FIN 48 is effective for the Company as of March 1, 2007. Management is currently evaluating the impact, if any; the adoption of FIN 48 will have on the Company's consolidated financial statements.

FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. From time to time, the Company also provides forward-looking statements in other materials it releases to the public as well as oral forward-looking statements. These statements are typically identified by the inclusion of phrases such as "the Company anticipates", "the Company believes" and other phrases of similar meaning. These forward-looking statements are based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements expressed or implied by such forward-looking statements. The potential risks and uncertainties which would cause actual results to differ materially from the Company's expectations include, but are not limited to, those discussed in the section entitled "Business - Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q to be filed by the Company in the Fiscal Year 2008.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity: The Company's primary market risk exposure is interest rate risk. The Company's exposure to market risk for changes in interest rates relates to its debt obligations under its Credit Facility described above. Under the Credit Facility, the average interest rate is approximately 11%. At February 28, 2007, drawings on the Credit Facility were $13.9 million. Assuming variable rate debt at February 28, 2007, a one-point change in interest rates would impact annual net interest payments by $139 thousand. The Company does not use derivative financial instruments to manage interest rate risk.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ATC HEALTHCARE, INC. AND SUBSIDIARIES
INDEX

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm                      F-1

CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as of
       February 28, 2007 and 2006                                            F-2

     Consolidated Statements of Operations
        for the Fiscal Years ended February 28, 2007, 2006 and 2005          F-3

     Consolidated Statements of Stockholders' Equity (Deficiency)
        for the Fiscal Years ended February 28, 2007, 2006 and 2005          F-4

     Consolidated Statements of Cash Flows
        for the Fiscal Years ended February 28, 2007, 2006 and 2005          F-5

     Notes to Consolidated Financial Statements                              F-7

FINANCIAL STATEMENT SCHEDULE FOR THE FISCAL YEARS ENDED
     February 28, 2007, 2006 and 2005

     II - Valuation and Qualifying Accounts                                 F-29

All other schedules were omitted because they are not required, not applicable or the information is otherwise shown in the financial statements or the notes thereto.

             Report of Independent Registered Public Accounting Firm

To the Board of Directors ATC HEALTHCARE, INC.

We have audited the accompanying consolidated balance sheets of ATC Healthcare, Inc. and Subsidiaries as of February 28, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended February 28, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ATC Healthcare, Inc. and Subsidiaries as of February 28, 2007 and 2006 and the results of their operations and their cash flows for each of the years in the period ended February 28, 2007 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, ATC Healthcare, Inc. and Subsidiaries changed the manner in which it accounts for share-based compensation effective March 1, 2006.

The information included on Schedule II is the responsibility of management, and although not considered necessary for a fair presentation of financial position, results of operations, and cash flows is presented for additional analysis and has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements. In our opinion, the information included on
Schedule II relating to the years ended February 28, 2007, 2006 and 2005 are fairly stated in all material respects, in relation to the basic consolidated financial statements taken as a whole. Also, such schedule presents fairly the information set forth therein in compliance with the applicable accounting regulations of the Securities and Exchange Commission.



   GOLDSTEIN GOLUB KESSLER LLP

   New York, New York
   May 14, 2007

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

                                                                                February 28,          February 28,
                                                                                   2007                   2006
ASSETS:
CURRENT ASSETS:
     Cash and cash equivalents                                                  $         298         $         984
     Accounts receivable, less allowance for doubtful accounts of
       $212 and $247, respectively.                                                    15,024                11,777
     Prepaid expenses and other current assets                                          6,196                 6,168
                                                                                -----------------------------------
                Total current assets                                                   21,518                18,929

Fixed assets, net                                                                         286                   207
Intangibles, net                                                                          513                   411
Goodwill                                                                                6,134                 5,357
Other assets                                                                              316                   292
                                                                                -----------------------------------
                Total assets                                                    $      28,767         $      25,196
                                                                                ===================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:

Accounts payable                                                                $       1,231         $       1,691
Accrued expenses                                                                        6,583                 5,062
Book overdraft                                                                            881                 1,077
Due under bank financing                                                               13,914                     -
Current portion of notes payable (including $0 and $1,330
     from related parties as of February 28 2007 and 2006, respectively)                   56                 1,629
                                                                                -----------------------------------
                Total current liabilities                                              22,665                 9,459

Notes payable (including $1,052 and $250 from related parties as of
     February 28, 2007 and 2006, respectively)                                          1,131                   250
Due under bank financing                                                                    -                10,516
Other liabilities                                                                          42                    82
                                                                                -----------------------------------
                Total liabilities                                                      23,838                20,307
                                                                                -----------------------------------

Commitments and contingencies
Convertible Series A Preferred Stock - $1.00 par value; 4,000 shares authorized, 2,000 shares issued and outstanding at February 28, 2007
     and 2006, respectively                                                             1,277                 1,207
                                                                                -----------------------------------

Convertible Series B Preferred Stock - $1.00 par value; 9,984 shares authorized; 4,050 shares issued and outstanding; liquidation value of
     $2,000 per share ($8,100)                                                              4                     4
Convertible Series C Preferred Stock - $1.00 par value; 516 shares
     authorized, issued and outstanding at February 28, 2007                                1                     -
Class A Common Stock - $0.01 par value; 75,000,000 shares authorized;
     41,476,582 and 37,449,820 shares issued and outstanding at
     February 28, 2007 and 2006, respectively                                             415                   374
Class B Common Stock - $0.01 par value; 1,554,936 shares authorized;
     186,558 and 186,658 shares issued and outstanding at February 28, 2007
     and 2006 respectively                                                                  2                     2
Additional paid-in capital                                                             28,612                25,999
Accumulated deficit                                                                   (25,382)              (22,697)
                                                                                -----------------------------------
                Total stockholders' equity                                              3,652                 3,682
                                                                                -----------------------------------
                Total liabilities and stockholders' equity                      $      28,767         $      25,196
                                                                                ===================================

                 See notes to consolidated financial statements

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

                                                         For the Fiscal Years Ended
                                         February 28, 2007   February 28, 2006   February 28, 2005
                                        ------------------------------------------------------------
REVENUES:
  Service revenues                          $        89,401     $        71,528     $        67,937
                                        ------------------------------------------------------------

COSTS AND EXPENSES:
  Service costs                                      70,394              54,721              54,732
  General and administrative expenses                17,896              15,830              17,033
  Depreciation and amortization                         510                 517                 700
  Loss on litigation settlement                         342                   -                   -
  Office closing and restructuring
   charge                                                 -                   -               1,431
                                        ------------------------------------------------------------
    Total operating expenses                         89,142              71,068              73,896
                                        ------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS:                          259                 460              (5,959)
                                        ------------------------------------------------------------

INTEREST AND OTHER EXPENSE (INCOME):
  Interest expense, net                               2,292               2,188               2,191
  Other expense (income), net                           173                 (23)               (914)
  Reversal related to TLCS guarantee                      -                   -              (2,293)
                                        ------------------------------------------------------------
    Total interest and other expense
     (income)                                         2,465               2,165              (1,016)
                                        ------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES                                        (2,206)             (1,705)             (4,943)
                                        ------------------------------------------------------------

INCOME TAX (BENEFIT) PROVISION                          (47)                 50               3,516
                                        ------------------------------------------------------------

NET LOSS FROM CONTINUING OPERATIONS                  (2,159)             (1,755)             (8,459)
                                        ------------------------------------------------------------

DISCONTINUED OPERATIONS:
  Loss from discontinued operations net
   of tax benefit of $1,452 in 2005                       -                (577)             (1,945)
                                        ------------------------------------------------------------
NET LOSS                                    $        (2,159)    $        (2,332)    $       (10,404)
                                        ------------------------------------------------------------

DIVIDENDS ACCRETED TO PREFERRED
 STOCKHOLDERS'                                          526                 273                  70
                                        ------------------------------------------------------------

NET LOSS AVAILABLE TO COMMON
 STOCKHOLDERS'                              $        (2,685)    $        (2,605)    $       (10,474)
                                        ============================================================

Loss Per Share:
Loss from continuing operations:
Loss per basic and diluted common share     $         (0.07)    $         (0.06)    $         (0.34)
                                        ============================================================
Loss from discontinued operations:
Loss per basic and diluted common share     $             -     $         (0.02)    $         (0.08)
                                        ============================================================
Net loss:
Loss per basic and diluted common share     $         (0.07)    $         (0.08)    $         (0.42)
                                        ============================================================

Weighted average basic and dilute common
 shares outstanding                              39,394,123          31,955,483          25,113,624
                                        ============================================================

                 See notes to consolidated financial statements

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(dollars in thousands, except per share data)

                              Class B         Class C           Class A             Class B         Additional
                              Preferred Stock Preferred Stock      Common Stock       Common Stock   Paid-In      Accumulated
                               Shares  Amount  Shares  Amount    Shares     Amount   Shares  Amount  Capital   Deficit    Total

Balances, Feb. 29, 2004             -      $-       -      $-  24,665,537      $247 245,417      $3   $14,421   $(9,618)   $5,053

Exchange of Class B for Class
 A Common Stock                     -       -       -       -      55,000         1 (55,000)     (1)        -         -         -

Issuance of shares through
 Employee Stock Purchase            -       -       -       -      13,796         1       -       -         8         -         9

Sale of Common stock, net of
 issuance costs of $358             -       -       -       -   1,682,104        16       -       -       160         -       176

Common Stock issued for
 services                           -       -       -       -     165,000         1       -       -        49         -        50

Accrued dividends on Preferred
 Stock                              -       -       -       -           -         -       -       -         -       (70)      (70)

Net loss                            -       -       -       -           -         -       -       -         -   (10,404)  (10,404)
                              ----------------------------------------------------------------------------------------------------
Balances, Feb. 28, 2005             -       -       -       -  26,581,437       266 190,417       2    14,638   (20,092)   (5,186)

Exchange of Class B for Class
 A Common stock                     -       -       -       -       3,759         -  (3,759)      -         -         -         -

Issuance of Series B Preferred
 Stock for Debt                 4,050       4       -       -           -         -       -       -     8,096         -     8,100

Common Stock issued on the
 conversion of debt net
 issuance costs - $173              -       -       -       -   9,909,379        99       -       -     2,898         -     2,997

Sale of Common stock, net of
 issuance costs of $16              -       -       -       -     844,359         8       -       -       241         -       249

Interest satisfied by Common
 Stock issuances                    -       -       -       -     110,886         1       -       -        28         -        29

Issuance of Common Stock
 warrants                           -       -       -       -           -         -       -       -        98         -        98

Accrued dividends on Preferred
 Stock                              -       -       -       -           -         -       -       -         -      (273)     (273)

Net loss                            -       -       -       -           -         -       -       -         -    (2,332)   (2,332)
                              ----------------------------------------------------------------------------------------------------
Balances, February 28, 2006     4,050       4       0       0  37,449,820       374 186,658       2    25,999   (22,697)    3,682

Exchange of Class B for Class
 A Common Stock                     -       -       -       -         100         -    (100)      -         -         -         -

Issuance of Series C Preferred
 Stock, net of fees of $78          -       -     516       1           -         -       -       -       921         -       922

Stock-Based Compensation            -       -       -       -           -         -       -       -       416         -       416

Sale of Common Stock and
 warrants net of issuance
 costs of $139                      -       -       -       -   3,287,666         -       -       -       912         -       912

Common Stock issued for
 conversion of debt                 -       -       -       -     738,996         7       -       -       258         -       265

Issuance of Common Stock
 warrants                           -       -       -       -           -        35       -       -        68         -       103


Beneficial Conversion               -       -       -       -           -         -       -       -         5        (5)        -

Accrued dividends on Preferred
 Stock                              -       -       -       -           -         -       -       -        32      (521)     (489)

Net loss                            -       -       -       -           -         -       -       -         -    (2,159)   (2,159)
                              ----------------------------------------------------------------------------------------------------
Balances, February 28, 2007     4,050      $4     516      $1  41,476,582      $415 186,558      $2   $28,612  $(25,382)   $3,652
                              ====================================================================================================

                 See notes to consolidated financial statements

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

                                                                  For the Fiscal Years Ended
                                                          February 28, February 28,   February 28,
                                                             2007            2006           2005

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                             $    (2,159)    $   (2,332)    $  (10,404)
     Loss from discontinued operations                              -           (577)        (1,945)
                                                          ------------------------------------------
     Net loss from continuing operations                  $    (2,159)        (1,755)        (8,459)
     Adjustments to reconcile net loss to net cash
       (used in) provided by operations:
          Depreciation and amortization                           510            517            700
          Amortization of debt financing costs                    124             50            284
          Amortization of discount on convertible
           debenture                                                -              -             40
          In kind interest                                          5            124              -
          Stock based compensation                                416              -              -
          Fair value of warrants issued                             -             98              -
          Provision for doubtful accounts                         (35)          (217)           188
          Reversal related to TLCS guarantee                        -              -         (2,293)
          Deferred income taxes                                     -              -          3,477
          Impairment of goodwill                                    -             40          1,431
     Changes in operating assets and liabilities,
       net of effects of acquisitions:
          Accounts receivable                                  (2,200)        (1,538)         1,050
          Prepaid expenses and other current assets              (225)        (1,650)           323
          Other assets                                            (24)           976           (765)
          Accounts payable and accrued expenses                   529         (1,051)          (140)
          Other long-term liabilities                             (40)           (95)          (330)
          Net cash (used in) provided by discontinued
           operations                                               -         (1,450)         8,021
                                                          ------------------------------------------
            Net cash (used in) provided by operating
             activities                                        (3,099)        (5,951)         3,527
                                                          ------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                        (243)           (69)           (77)
     Acquisition of business                                     (583)             -              -
     Purchase of intangibles                                     (245)             -              -
     Net cash provided by discontinued operations                   -          4,089              -
                                                          ------------------------------------------
            Net cash (used in) provided by investing
             activities                                        (1,071)         4,020            (77)
                                                          ------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     (Repayment of) proceeds from borrowings of notes and
      capital lease obligation                                   (540)          (709)           767
     Proceeds from (repayment of) term loan facility            3,398            856         (1,568)
     Issuance of notes payable                                      -              -          1,500
     Payment of debt assumed in acquisitions                   (1,012)             -              -
     Decrease in book overdraft                                  (196)          (412)          (753)
     Debt financing costs                                           -           (152)           (67)
     Issuance of common stock, net of issuance costs of
      $139 in 2007 and $189 in 2006                               912             76            185
     Issuance of preferred stock, net of issuance costs of
      $78 in 2007                                                 922              -              -
     Borrowings under new credit facility                           -              -            800
     Issuance of convertible notes and warrants                     -          2,100            590
     Net cash provided by (used in) discontinued
      operations                                                    -            114         (4,405)
                                                          ------------------------------------------
            Net cash provided by (used in) financing
             activities                                         3,484          1,873         (2,951)
                                                          ------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (686)           (58)           499
                                                          ------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      984          1,042            543
                                                          ------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                    $       298     $      984     $    1,042
                                                          ==========================================

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
(Continued)

Supplemental Data:                                           2007            2006           2005

     Interest Paid                                        $     1,825     $    3,349     $    2,844
     Taxes Paid                                                    23             20            100
                                                          ------------------------------------------

     Shares issued for future services                    $         -     $        -     $       50
     Conversion of debt to common stock                           265          3,170              -
     Conversion of debt to Preferred Class B                        -          8,100              -
     Forgiveness of Debt                                            -         17,344              -
     Warrants issued for extension of debt agreement               68              -              -
     Capital lease obligations incurred                           113              -              -
     Dividends                                                    526            273             70

                 See notes to consolidated financial statements

ATC HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Amounts)

1.   Organizations And Basis Of Presentation

ATC Healthcare, Inc. and Subsidiaries, including ATC Healthcare Services, Inc., Critical Nursing Solutions ("CNS") and ATC Staffing Services, Inc., (collectively, the "Company"), are providers of supplemental staffing to healthcare facilities. In August 2001, the Company changed its name from Staff Builders, Inc. to ATC Healthcare, Inc. The Company offers a skills list of qualified health care associates in over 50 job categories ranging from the highest level of specialty nurse, including critical care, neonatal and labor and delivery, to medical administrative staff, including third party billers, administrative assistants, claims processors, collection personnel and medical records clerks. The nurses provided to clients include registered nurses, licensed practical nurses and certified nursing assistants.

The Company has incurred losses from operations for the past three years and, until the conversion of $8.1 million of debt to Preferred B Stock on August 31, 2005, had a stockholders' deficiency. As of February 28, 2007 the Company had stockholders' equity of $3.7 million. In addition, as of February 28, 2007, the Company failed to comply with all its covenants with respect to its revolving loan agreement, for which it has received a waiver. Management has implemented a plan whereby they will continue to add licensees, which they believe will return the Company to profitability. It should be noted that the Company sold in a private transaction, common stock totaling $1,500 in gross proceeds, subsequent to the balance sheet date.

On April 22, 2005, the Company sold substantially all of the assets and liabilities of its AllCare Nursing Services business, which consisted primarily of goodwill and accounts receivable, to Onward Healthcare, Inc. ("Onward"), see
Note 4 "Discontinued Operations".

2.   Summary Of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after the elimination of all significant intercompany balances and transactions and include the results of operations of purchased businesses from the respective dates of acquisition.

Revenue Recognition

The majority of the Company's service revenues are derived from a form of franchising under which independent companies or contractors ("licensees") represent the Company within a designated territory. These licensees assign Company medical staffing personnel to service clients under the Company's contracts, trade names and service marks. The Company pays and distributes the payroll for these direct service personnel who are all employees of the Company. The Company administers all payroll withholdings and payments, bills the customers and receives and processes the accounts receivable. The revenues and related direct costs are included in the Company's service revenues and service costs. The licensees are responsible for providing an office and paying related expenses for administration including rent, utilities and costs for administrative personnel.

The Company pays a monthly distribution or commission to its licensees based on a defined formula of gross margin generated. Generally, the Company pays a licensee approximately 55% of gross margin (60% for certain licensees who have longer relationships with the Company). There is no payment to the licensees based solely on revenues.

For Fiscal 2007, 2006 and 2005, total licensee distributions were $7,122, $6,951 and $5,965 respectively, and are included in general and administrative expenses.

The Company recognizes revenue as the related services are provided to customers and when the customer is obligated to pay for such completed services. The Company bills its customers an hourly rate for the services performed by our nurses on a weekly basis. Terms of payment are net 30 days. Employees assigned to particular customers may be changed at the customer's request or at the Company's initiation. A provision for uncollectible and doubtful accounts is provided for amounts billed to customers, which may ultimately be uncollectible due to documentation disputes or the customer's inability to pay.

Revenues generated from the sales of licenses in the form of initial licensee fees are recognized upon signing of the related agreement if collection of such amounts is reasonably assured. The earnings process is complete since the Company has performed substantially all of its obligations under the agreements by such date. The Company does not have recurring fees from its licensees. The Company recorded revenue from licensee fees of $283, $501 and $935 for Fiscal 2007, 2006 and 2005, respectively.

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

Fixed Assets

Fixed assets, consisting of equipment (primarily computer hardware and software), furniture and fixtures and leasehold improvements, are stated at cost and depreciated from the date placed into service over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the improvement. Maintenance and repairs are charged to expense as incurred. Renewals and improvements that extend the life of the asset are capitalized. Gains or losses from the disposition of fixed assets are reflected in operating results.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards Board ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company periodically reviews its long-lived assets to determine if any impairment exists based upon projected, undiscounted net cash flows of the Company. As of February 28, 2007 the Company believes that no impairment of long-lived assets exists.

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

In accordance with SFAS 142, the Company performs an annual impairment test at the end of each year for its unamortized goodwill and other intangible assets. As a result of the impairment tests performed, the Company charged operations $40 for the year ended February 28, 2006 and $5,274 (of which $3,843 pertains to discontinued operations) and $889 for the years ended February 28, 2005, respectively, for goodwill and intangibles the Company determined were impaired. No impairment was required to be recorded at February 28, 2007. During Fiscal 2006 the Company's net goodwill decreased by $40 as a result of the impairment charge. During Fiscal 2005, the Company's net goodwill decreased by $5,172 and the Company's net intangibles decreased by $102 as a result of impairment charges.

Goodwill and other intangibles are as follows:

                               February 28, 2007             February 28, 2006
                         ------------------------------------------------------------
                         Gross Carrying  Accumulated   Gross Carrying  Accumulated    Amortization
                              Amount      Amortization      Amount      Amortization      Period
                         ---------------------------------------------------------------------------
Goodwill                     $    6,134     $        -     $    5,357     $        -      none
Covenants not to compete            590            401            500            307       10
Other intangibles                   920            596            674            456      3-10
                         ------------------------------------------------------------
                             $    7,644     $      997     $    6,531     $      763
                         ============================================================

Amortization expense was $233, $205 and $279 for Fiscal Years 2007, 2006 and 2005, respectively.

Estimated amortization expense for the next five Fiscal Years is as follows:

                             Amortization Expenses
                             ---------------------
                             2008           $ 225
                             2009            130
                             2010             57
                             2011             49
                             2012             41

Insurance Costs

The Company is obligated for certain costs under various insurance programs, including workers' compensation. The Company recognizes their obligation associated with these policies in the period the claim is incurred. The Company records an estimate of the ultimate cost of, and reserve for, workers compensation based on actuarial computations using the Company's loss history as well as industry statistics. Zurich Insurance Company provides excess reinsurance for all claims over $400,000 per occurrence as well as aggregate coverage for overall claims borne by the group of companies that participate in the program. The program also provides for risk sharing among members for infrequent, large claims over $100,000 but less then $400,000. The Company is responsible for all claims under $100,000. Furthermore, in determining reserves, the Company includes reserves for estimated claims incurred but not reported. Such estimates and the resulting reserves are reviewed and updated periodically, and any adjustments resulting there from are reflected in earnings currently.

Office Closings and Restructure Charges

For Fiscal 2005, the Company recorded goodwill impairment in the amount of $1,431 excluding the write off which resulted from the sale of the AllCare Nursing business discussed in Note 3. This resulted from office closings during Fiscal 2005. Through February 28, 2006, the Company paid $781 of severance and other costs associated with the office closings. Certain lease costs have been paid through the term of the related leases for those closed offices that expired through January 2007. All amounts have been paid as of February 28, 2007.

Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, ACCOUNTING FOR INCOME TAXES. Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using the enacted statutory rates in effect at the balance sheet date. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exists. The current tax provisions for Fiscal year's 2007 and 2006 consist entirely of state and local income taxes representing minimum taxes due to certain states.

Earnings (Loss) per Share

The basic per share calculation is computed using the weighted average number of common shares outstanding for the applicable period. Diluted per share calculations is computed using the weighted average number of common shares plus common equivalent shares outstanding, unless the inclusion of such common equivalent shares would be anti-dilutive. In Fiscal 2007, 2006 and 2005, 24,048,599, 19,165,600 and 13,216,909 common stock equivalents, respectively, have been excluded from the earnings per share calculation, as their inclusion would have been anti-dilutive.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, amounts due under bank financing and notes payable, approximate fair value.

Advertising

Advertising costs, which are expensed as incurred, were $282, $206 and $500 in Fiscal 2007, 2006 and 2005, respectively, and are included in general and administrative expenses.

Share-Based Payments

Effective March 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (Revised 2004), "SHARE-BASED PAYMENT" (SFAS No. 123(R)), which establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Under the provisions of SFAS No. 123(R), share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period). The Company adopted SFAS No. 123(R) using the modified prospective method and, as a result, periods prior to March 1, 2006 have not been restated. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based compensation using the intrinsic-value based method under Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations, and provided applicable pro-forma disclosures required by Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Accordingly, prior to March 1, 2006, the Company recorded employee stock-based compensation expense only if, on the date of grant, the market price of the underlying stock on the date of grant exceeded the exercise price.

As a result of this change in accounting policy, during Fiscal 2007 the Company recorded $416 of stock-based compensation expense, which is included in general and administrative expenses.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS - an amendment of FASB Statements No. 87, 88, 106 and 132(R) ("SFAS 158"). SFAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also require additional disclosures in the notes to financial statements. The Company adopted SFAS No. 158 and with no impact to the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. Adoption is required as of the beginning of the first fiscal year that begins after November 15, 2007. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is not expected to have an impact on the Company's consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS ("SAB No. 108") to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet. The Company adopted SAB No. 108 for the year ended February 28, 2007 with no impact to the Company's consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. ("FIN") 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - an Interpretation of SFAS No. 109, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Any change in the net assets or liabilities recognized as a result of adopting the provisions of FIN 48 would be recorded as an adjustment to the opening balance of retained earnings. FIN 48 is effective for the Company as of March 1, 2007. Management is currently evaluating the impact, if any; the adoption of FIN 48 will have on the Company's consolidated financial statements.

3.   Acquisitions

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

In addition, as part of the acquisition the Company assumed $1,012 in accounts receivable that was used to offset the debt of CNS, which was paid by the Company. The accounts receivable was collected in full during the months of July and August 2006.

The purchase price of CNS totaling $867, including $17 of acquisition costs, has been allocated to assets as follows:


     ----------------------------------
     Goodwill                   $   777
     Covenant not to compete         90
     Accounts receivable          1,012
     Debt assumed in the
       acquisition               (1,012)
                                 -------
                                $   867
                                 =======

The purchase price includes an earn-out in the form of a contingent purchase price totaling $500. This earn-out is to be earned over a 14 month period following the date of acquisition. The covenant not to compete of $90 is being amortized over 3 years. Accumulated amortization at February 28, 2007 is $23.

Pro Forma Financial Information - The following unaudited pro forma summary reflects the Company's results as if the acquisition of CNS had occurred at the beginning of each period presented. These pro forma results have been prepared for comparative purposes only and are not indicative of what would have occurred had the acquisition been made at the beginning of the respective periods, or of the results which may occur in the future.

     ----------------------------------------------------------------------------------------------
                                                                      Fiscal            Fiscal
                                                                    Year Ended        Year Ended
                                                                February 28, 2007 February 28, 2006
                                                                -----------------------------------
     Revenues as reported                                            $89,401           $71,528
     Revenues pro forma                                              $92,088           $79,362

     Net loss attributable to common stockholders, as reported      $ (2,685)          $(2,605)
     Net loss attributable to common stockholders, pro forma
                                                                     $(2,554)          $(2,443)

     Net loss per basic and diluted shares as reported                $(.07)            $(.08)
     Net loss per basic and diluted shares pro forma                  $(.06)            $(.08)
     ----------------------------------------------------------------------------------------------

4. Discontinued Operations

In December 2004, after reviewing the significant debt obligations of the Company and the alternatives thereto, the Board of Directors of the Company concluded and authorized the Company to sell its AllCare Nursing business. On April 22, 2005, the Company sold substantially all of the assets of its AllCare Nursing Services business, which assets consisted primarily of goodwill and accounts receivable, and its liabilities to Onward of Norwalk, Connecticut, for approximately $20.0 million in cash, of which $1.2 million was placed in escrow pending the collection of the accounts receivable. AllCare Nursing was located in Melville, New York, with offices in Union, New Jersey, and in Stratford, Connecticut, and provided supplemental staffing and travel nurses to healthcare facilities in the greater New York City metropolitan area, northern New Jersey, and Connecticut.

The Company was required to use the funds that it received from the sale to Onward to retire approximately $13.0 million in bank debt and to repay and restructure the $28.1 million in promissory notes outstanding to the sellers of Direct Staffing. In connection with obtaining its lender's consent to the sale and paying down its bank debt, the Company's revolving credit facility was permanently reduced from $35.0 million to $15.0 million. As a result of the repayment and restructuring of the Direct Staffing promissory notes, those obligations were reduced from $28.1 million to $8.1 million of which $17.3 million was forgiveness of debt and is included as a reduction of loss on discontinued operations. On August 30, 2005, the remaining $8.1 million in promissory notes were converted into 2,050 shares of Series B Preferred stock.

The Company wrote-off goodwill of $3.8 million as of February 28, 2005, which represents the difference in the sales price of AllCare Nursing and the book value of its net assets including goodwill. The Company's consolidated financial statements reflect AllCare Nursing as discontinued operations in the financial results of the Company for Fiscal Years 2006 and 2005.

Revenue and loss from discontinued operations for Fiscal 2006 (only through date of disposition of April 22, 2005), and 2005 is presented in the chart below:

                  February 28,  February 28,
                     2006          2005

     Revenue      $     5,480   $   37,373
                  -----------   ----------
     (Loss)       $      (577)  $   (1,945)
                  -----------   ----------

Interest expense included in discontinued operations was $443 and $2,253 for Fiscal Years ended February 28, 2006 and 2005, respectively.

5.   Fixed Assets

Fixed assets consist of the following:

                                     Estimated Useful           February 28,
                                      Life in Years           2007           2006

Computer equipment and software           3 to 5           $    1,150     $      872
Office equipment, furniture and
 fixtures                                   5                     144             72
Leasehold improvements                      5                     158            158
                                                       ------------------------------
                                                                1,452          1,102
Less: accumulated depreciation
   and amortization                                             1,166            895
                                                       ------------------------------
Total                                                      $      286     $      207
-------------------------------------------------------------------------------------

Depreciation expense was $277, $312 and $436 in Fiscal 2007, 2006 and 2005, respectively. As of February 28, 2007 and 2006, fixed assets include amounts for equipment acquired under capital leases with an original cost of $710 and $262, respectively. The accumulated amortization on equipment acquired under capital lease obligations was $268 and $249 as of February 28, 2007 and 2006, respectively.

6.   Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

                                              February 28,
                                           2007          2006
                                        -------------------------
Prepaid workers compensation expense    $   3,808     $    3,498
Other                                       2,388          2,670
                                        -------------------------
Total                                   $   6,196     $    6,168
                                        =========================

7.   Accrued Expenses

Accrued expenses consist of the following:

                                              February 28,
                                           2007          2006
                                        -------------------------
Payroll and related taxes               $    1,970    $    1,412
Accrued licensee distributions payable       1,121         1,195
Accrued insurance                            1,962         1,683
Dividends payable                              608           202
Earnout payable on CNS acquisition             267             -
Other                                          655           570
                                        -------------------------
     Total                              $    6,583    $    5,062
                                        =========================

8.   Financing Arrangements

The Company entered into a Financing Agreement, as amended, with a lending institution, HFG Healthco-4 ("HFG"), whereby the lender agreed to provide a revolving credit facility and term loan facility. The revolving credit facility was for up to $35 million, but was amended in connection with the sale of AllCare on April 22, 2005, reducing the amount of the facility to $15 million. Subsequently on November 7, 2005 the facility was further amended to modify certain financial ratio covenants as of November 30, 2005 and to increase availability from 80% of receivables to 85%, and to extend the revolving loan term from April 2008 to November 2008. As amended, availability under the credit facility is based on a formula of eligible receivables as defined in the Financing Agreement. On April 22, 2005 in connection with the sale of AllCare, the liability due on the Company's revolving line of credit was paid down by the amount of $12,123 and the outstanding term loan balance of $1,888 was extinguished.

Interest accrues at a rate of 5.41% over LIBOR on the revolving credit facility and accrued at a rate of 6.37% over LIBOR on the term loan facility until its termination on April 22, 2005. An annual fee of 0.5% is required based on any unused portion of the total loan availability. The agreement contains various restrictive covenants that, among other requirements, restrict additional indebtedness. The covenants also require the Company to meet certain financial ratios. As of February 28, 2007, and 2006 the outstanding balance on the revolving credit facility was $13,914 and $10,516, respectively. The Company has not met all its covenants as of February 28, 2007. As such, the outstanding loan balance of $13,914 has been classified as a current liability. HFG has granted us a waiver regarding the covenants that were not met as of February 28, 2007, that expires on June 5, 2007. In addition, the Company is in an over-advance position based on the calculations required by the agreement. The Company and HFG are discussing turning the over-advance position into a term loan. HFG has granted us a waiver regarding the over-advance position that expires on June 5, 2007.

On July 14, 2004, October 13, 2004, January 14, 2005, June 8, 2005, and October 14, 2005 amendments to the revolving credit facility were entered into modifying certain financial ratio covenants as of May 31, 2004, August 31, 2004, November 30, 2004, February 28, 2005, June 30, 2005 and August 31, 2005 respectively.

9.   Notes Payable

Notes payable consist of the following:

                                         February 28,
                                      2007          2006
                                    ------------------------

Notes payable to DSS and DSI (a)   $       -     $      120
Others                                   135            244
Notes from related parties (b)         1,052          1,230
Convertible debentures (c)                 -            285
                                   -------------------------
                                       1,187          1,879
      Less: current portion               56          1,629
                                   -------------------------
                                   $   1,131     $      250
                                   =========================

(a) The Company originally issued two series of promissory notes to each of the four owners of DSS and DSI (three related and one unrelated party) in the aggregate amount for $30,195. The notes, as amended, were combined into one note and in connection with the April 22, 2005 sale of AllCare, the Company sold the assets collateralizing the above-mentioned notes and through a combination of repayment and restructuring of the notes reduced the amount outstanding on the notes to $8,100.

As part of the repayment and restructuring of the notes, the obligations of one former owner were discharged entirely. The notes of the three other owners were modified to provide for interest at the rate of 4% per annum for one year and 5% per annum thereafter, with the first payment being due and payable in May 2006. Principal payments under the restructured notes were to be made in 120 monthly installments, commencing no earlier than May 2006 and to be made only if and when certain financial targets were achieved. The notes were secured by a subordinated security interest in the accounts, equipment, fixtures, goods and inventory of a subsidiary of the Company. On August 30, 2005 the $8,100 in notes were converted to Series B Preferred Stock.

The three owners held notes in the aggregate principal amount of $330 that matured on October 31, 2005 and were subject to the subordination agreement between the owner and the Company's senior lender. The notes bore interest at the rate of 8% per annum. They were convertible at the option of the holders into Class A Common Stock of the Company based on the average closing price of the stock for the three trading days immediately preceding the conversion date. It was contemplated that the Notes would be repaid from funds released from the escrow created as a part of the Company's sale of its AllCare Nursing business. As of February 28, 2006, $120 remained outstanding on these notes, which were repaid during Fiscal 2007.

(b) On December 15, 2004 the Company entered into a $1.5 million 15% convertible subordinated note with the wife of one of the executive officers of the Company. The note bore interest at 15% per annum and matured on January 15, 2007. The note was to be repaid in eight equal installments commencing April 15, 2005, subject to restrictions on the sources of such payment. At the option of the holder, all or a portion of the note could have been converted at any time, plus accrued but unpaid interest, into shares of Class A Common Stock at a per share price equal to $0.38 cents per share. On January 15, 2007, the note's due date, the holder agreed to delay repayment of the remaining principal of $1,052 to January 15, 2009. The note is subordinated to borrowings under the Company's credit facility and remains convertible at $0.38 per share. In conjunction with the extension of the note due date, the holder was issued five-year warrants to acquire 350,000 shares of the Company's Class A common stock at $0.50 per share. The fair value of the warrants totaling $68 was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk free interest rate of 4.69%; the expected life of 5 years and volatility of 83%. The fair value of the warrants is being amortized to interest expense over the two-year note extension period. Interest expense of $5 was recorded during the year ended February 28, 2007.

(c) On May 25, 2005, the Company issued a Promissory Note to Cornell Capital Partners L.P. ("Cornell") in the principal amount of $850. As was contemplated, the Note was to be repaid through issuances of Class A Common Stock to Cornell under the Standby Equity Distribution Agreement between the Company and Cornell. On October 9, 2006, the Company repaid the balance due under the note and, as a result, no further shares of Common Stock will be issued under the Standby Equity Distribution Agreement. See Note 12 included herein.

On April 19, 2004 upon execution of the Standby Equity Distribution Agreement, a Convertible Debenture in the principal amount of $140 was issued to Cornell as a Commitment fee. The Convertible Debenture had a term of three years, accrued interest at 5% and was convertible into the Company's Common Stock at a price per share of 100% of the lowest closing bid price for the three days immediately preceding the conversion date. At February 28, 2005, $90 was outstanding on the Convertible Debenture. The note was paid in full during the year ended February 28, 2006.

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

For financial reporting purposes the warrants were accounted for as a liability. The fair value of the warrants, which amounted to $95 on the date of grant, was recorded as a reduction to the April Maturity Notes. The warrant liability was reclassified to equity on September 30, 2005 the effective date of the registration statement, evidencing the non-impact of these adjustments on the Company's financial position and business operations.

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

In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock," (EITF 00-19") and the terms of the warrants and the transaction documents, the warrants were accounted for as a liability. The fair value of the warrants, which amounted to $98 on date of grant, was recorded as a reduction to the Maturity of the Notes. The warrant liability was reclassified to equity in September 2005 on the effective date of the registration statement, and a charge to interest expense in the amount of $98 was taken representing the additional value of the warrants provided in the transaction, which was originally recorded as discount to the notes.

The  fair  value  of  the  warrants  was  estimated   using  the   Black-Scholes
option-pricing model with the following assumptions: no dividends; risk-free interest rate of 5%; the expected life of 5 years and volatility of 45.79%.

(d) Annual maturities of notes payable discussed above are as follows:

            Fiscal Year Ending
            ------------------
        2008           $    56
        2009             1,082
        2010                28
        2011                21
                       -------
        Total          $ 1,187
                       =======

10.  Income Taxes

The (benefit) provision for income taxes consists of the following:

                                                             Fiscal Year Ended
                                        ------------------------------------------------------------
                                         February 28, 2007   February 28, 2006   February 28, 2005
Current:
     Federal                            $                 -     $             -     $             -
     State                                              (47)                 50                  39
                                        ------------------------------------------------------------
                                                        (47)                 50                  39
                                        ------------------------------------------------------------
Deferred
     Federal                                              -                   -               3,477
     State                                                -                   -                   -
                                        ------------------------------------------------------------
                                                          -                   -               3,477
                                        ------------------------------------------------------------
Total income tax (benefit) provision    $               (47)    $            50     $         3,516
                                        ============================================================

The income tax benefit for 2007 results primarily from an adjustment to minimum state taxes payable. A reconciliation of the differences between income taxes computed at the federal statutory rate and the (benefit) provision for income taxes as a percentage of pretax income from continuing operations for each Fiscal Year is as follows:

                                          2007      2006      2005
                                        ------------------------------
Federal statutory rate                     (34.0%)   (34.0%)   (34.0%)
State and local income taxes, net           (4.8%)      2.9%      1.6%
   of federal income tax benefit
Valuation allowance increase                 34.8%     34.0%    103.3%
Other                                         1.9%      0.0%       .2%
                                        ------------------------------
Effective rate                              (2.1%)      2.9%     71.1%
                                        ==============================

The Company's net deferred tax assets are comprised of the following:

                                           February 28, 2007   February 28, 2006
                                        ----------------------------------------
Current:
   Allowance for doubtful accounts      $                83     $            99
   Accrued expenses                                     933                 762
                                        ----------------------------------------
                                                      1,016                 861
                                        ----------------------------------------
   Valuation allowance                               (1,016)               (861)
                                        ----------------------------------------
                                                          -                   -
                                        ----------------------------------------
   Non-current:
   Net operating loss carryforward                    7,620               7,125
   Accumulated depreciation and
    amortization                                        925                 993
   Others                                               131                  (7)
                                        ----------------------------------------
                                                      8,676               8,111
                                        ----------------------------------------
   Valuation allowance                               (8,676)             (8,111)
                                        ----------------------------------------
                                        $                 -     $             -
                                        ========================================

Due to its continuing losses, the Company provided a valuation allowance for its deferred taxes. The Company intends to maintain its valuation allowance until such time as positive evidence exists to support reversal of the valuation allowance. Income tax provision recorded in the future will be reduced to the extent of offsetting reductions in the Company's valuation allowance.

At February 28, 2007, the Company has a federal net operating loss of approximately $22,412, which expires in 2020 through 2027.

11.  Commitments and Contingencies

Lease Commitments:

Future minimum rental payments under non-cancelable operating leases relating to office space and equipment rentals that have an initial or remaining lease term in excess of one year as of February 28, 2007 are as follows:

              Fiscal Year Ending
        -------------------------------
        2008                    $   842
        2009                        672
        2010                        631
        2011                        397
                                -------
        Total minimum
          lease payments        $ 2,542
                                =======

Certain operating leases contain escalation clauses with respect to real estate taxes and related operating costs. Rental expense was $992, $1,055 and $1,676 in Fiscal 2007, 2006 and 2005, respectively.

Employment Agreements:

In November 2002, the Company entered into amended employment agreements with two of its officers, under which they will receive annual base salaries of $302 and $404, respectively. Their employment agreements are automatically extended at the end of each fiscal year and are terminable by the Company.

In September 2003, the Company entered into a three-year employment agreement with an officer of the Company, under which he receives an annual base salary of $185, with a $10 increase per annum. This agreement was terminated in July 2006.

In August 2006, the Company entered into a three-year employment agreement with an officer of the Company, under which he receives an annual base salary of $227, $240 and $252 in successive fiscal years.

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

Litigation:

Transportation Insurance Company, Continental Casualty Company and CNA Claim Plus, Inc. v. ATC Healthcare Services, Inc. and ATC Healthcare, Inc. (United States District Court for the Eastern District of New York No. CV 04-4323). Plaintiff insurance companies (collectively "CNA") filed this action in 2004 to recover insurance premiums, claims reimbursements, claims handling fees, taxes and interest alleged to be owed by the Company and by its wholly-owned subsidiary ATC Healthcare Services, Inc. (collectively the "Company") to CNA under 1999-2003 workers compensation insurance programs. CNA sought over $3 million in damages, "subject to change as additional claims are paid under the policies, as future computations are undertaken, and as additional claim reimbursement and claim service billings are prepared." Following an analysis and accounting by the Company's expert of whether CNA properly dispatched its claim-handling duties and whether its invoices were fair and reasonable, the Company counterclaimed that CNA mishandled claims, overstated invoices, and in fact owes the Company a substantial sum of money. In April 2007, the parties settled the lawsuit, including all claims and counterclaims, and in May 2007 dismissed the case in its entirety. As part of their settlement, the parties entered into a confidentiality agreement covering the settlement terms. As a result of this settlement, the Company recorded a loss on litigation settlement of $342 in its consolidated financial statements for the fiscal year ended February 28, 2007.

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

Series A Convertible Preferred Stock:

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

The Preferred Stock will be redeemed by the Company on April 30, 2009 at $500 per share, plus all accrued dividends. At any time after April 30, 2004, the Company may redeem all or some of a purchaser's shares of Preferred Stock, if the weighted-average closing price of the Company's common stock during 10 trading day period ending on the date of notice of redemption is greater than 200% of the conversion price of such purchaser's shares of Preferred Stock. Series B Convertible Preferred Stock:

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

Under the terms of each trust, 664 shares will be released to the individual in installments on the third through the seventh anniversaries of August 31, 2005. The 686 shares remaining in each trust will be released to the individual on the earlier of the time immediately prior to the occurrence of a change in control of the Company, as defined in the trust agreement, or the tenth anniversary of September 1, 2005. The Company has registered the underlying shares of Common Stock and fulfilled all other requirements of the issuance.

Series C Convertible Preferred Stock:

On May 31, 2006, the Company sold 500 shares of its 6% Convertible Series C Preferred Stock (the "Series C Preferred Stock") to one accredited investor for $1 million. Each Series C Preferred share is convertible into the Company's Class A Common Stock at $0.45 per common share. As part of the sale, for every $1.35 invested, the purchaser also received a warrant to purchase one share of the Company's Class A Common Stock at $0.60 over a five-year period, for a total of 741,000 shares subject to the warrants. The fair value of the warrants is equal to $139 based on the fair value method of accounting using a Black-Scholes valuation model. The Company paid the placement agent a seven percent commission of $78 and granted the agent a warrant to purchase 155,000 shares of the Company's Class A Common Stock for $0.60 per share. The fair value of the placement agent warrant is equal to $29 based on the fair value method of accounting using a Black-Scholes valuation model.

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

In accordance with EITF 00-19 and the terms of the warrants and the transaction documents, the warrants were initially accounted for as a liability due to a substantial penalty for failing to file, and have declared effective, a Registration Statement covering the underlying shares. The fair value of the warrants, which amounted to $139 on the date of grant, was recorded as a reduction in Additional Paid In Capital. Adjustments to the carrying value of the liability are a component of current operations. The warrant liability was reclassified to equity on the effective date of the registration statement, evidencing the non-impact of these adjustments on the Company's financial position and results of operations.

The  fair  value  of  the  warrants  was  estimated   using  the   Black-Scholes
option-pricing model with the following assumptions: no dividends; risk-free interest rate of 5.11%; the expected life of 5 years and volatility of 64%.

In addition, in accordance with EITF 00-27, the Company recorded a dividend for the beneficial conversion of $5 based on the difference between the effective conversion price of Series C and the fair value of the Company's Common Stock. The beneficial conversion is included in accreted dividends.

As of February 28, 2007, the Company issued dividends, as required, on the Series C Preferred Stock. This resulted in the issuance of an additional 16 shares in the form of a dividend, to the holders. As a result, there are 516 shares outstanding at February 28, 2007.

Common Stock:

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

Issuance of Common Stock:

On January 16, 2007, the Company sold to one accredited investor for $600,000, 2,000,000 shares of the Company's Class A Common Stock and a warrant to acquire 1,000,000 shares of Class A Common Stock at $0.45 per share, exercisable over a five-year period. The Company paid a finder a seven percent commission of $42,000 and granted the finder 140,000 five-year warrants to purchase shares of Class A Common Stock for $0.45 per share. See Note 17., included elsewhere herein, for a discussion of the sale of additional Class A Common Stock subsequent to February 28, 2007.

In accordance with FSP EITF 00-19-2, the likelihood of a penalty being incurred for failure to receive approval on the Registration Statement is remote, no accrual is deemed necessary for any penalty.

The fair value of the warrants was $208 and the fair value of the finder warrants was $29. This was calculated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 4.51%; the expected life of 5 years and volatility of 83%.

As noted above, on May 31, 2006, the Company sold to the same accredited investor, 500 shares of its 6% Convertible Series C Preferred Stock for $1.0 million. The Series C Preferred Shares were convertible into Class A Common Stock at $0.45 per common share. As part of the sale, the purchaser also received 741,000 warrants to purchase shares of Class A Common Stock at $0.60 per share over a five-year period. In connection with the sale of Class A Common Stock on January 16, 2007, the per common share conversion price of the Series C Preferred shares sold to the purchaser in the May 31, 2006 transaction was reduced from $0.45 to $0.40, and the per share exercise price of the warrants granted to that purchaser was reduced from $0.60 to $0.45. The effect of these modifications were immaterial to the consolidated financial statements taken as a whole.

As previously noted, on April 19, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell shares of Common Stock for a total purchase price of up to $5,000. For each share of Common Stock purchased under the Standby Equity Distribution Agreement, Cornell will pay the Company 97% of the lowest closing bid price of the Common Stock during the five consecutive trading days immediately following the notice date. Further, the Company has agreed to pay Cornell 5% of the proceeds that the Company receives under the Standby Equity Distribution Agreement, and issued a Convertible Debenture in the principal amount of $140 as a commitment fee. The Agreement was subject to the Company filing and maintaining an effective S-1 registration.

In November 2004, the Securities and Exchange Commission declared the Company's S-1 effective. As of February 28, 2006, the Company issued 7,279,434 shares (of which 5,615,512 were issued in Fiscal 2006) to Cornell under the Agreement and a $140 Convertible Debenture (and to pay a fee to Arthurs Lestrange & Company, Inc., as a private placement agent) with sales prices of $0.18 to $0.41 per share. The 5,615,512 shares issued consisted of 4,660,272 issued upon the conversion of debt 844,359 shares issued for cash and 110,886 shares issued for the payment of interest. The Company received net proceeds of $1,927 (net of expenses of $358) from the sale of these securities.

During Fiscal 2007, the Company issued 1,287,666 shares to Cornell for cash and 738,996 shares upon the conversion of debt. The Company received cash of $455 and converted debt of $265. The Agreement was terminated in October 2006 and no further shares will be issued.

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

During Fiscal 2005, the Company issued 13,796 shares of Class A Common Stock pursuant to the Employee Stock Purchase Plan.

During Fiscal 2005, The Company issued 165,000 shares of Class A Common Stock at $0.30 per share for consulting services.

During Fiscal 2007, 2006 and 2005, Class A Common Stock totaling 100, 3,759 and 55,000 shares, respectively, were issued upon the conversion of the same number of Class B Common Stock.

During Fiscal 2006, the Company issued 110,886 shares of Class A Common Stock at $0.26-$0.30 per share in lieu of cash interest payments on convertible notes due Cornell.

Common Stock Warrants:

All of the Company's common stock warrants have a five-year term and are exercisable upon issuance. Information regarding the Company's common stock warrants is summarized below:

                                              Stock Warrant   Warrant Exercise    Weighted Average
                                                Activity           Price           Exercise Price

Warrants outstanding as of March 1, 2004             57,363               $0.01               $0.01
 Issued                                             250,000               $0.75               $0.75
 Exercised                                                -                   -                   -
 Expired                                                  -                   -                   -
                                             ---------------
Warrants outstanding as of February 28, 2005        307,363       $0.01 - $0.75               $0.61
 Issued                                             849,315               $0.60               $0.60
 Exercised                                                -                   -                   -
 Expired                                                  -                   -                   -
                                             ---------------
Warrants outstanding as of February 28, 2006      1,156,678       $0.01 - $0.75               $0.60
 Issued                                           2,386,000       $0.45 - $0.60               $0.51
 Exercised                                                -                   -                   -
 Expired                                                  -                   -                   -
                                             ---------------
Warrants outstanding as of February 28, 2007      3,542,678       $0.01 - $0.75               $0.54
                                             ===============

Common Stock Options:

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

A total of 3,021,750 stock options were granted under the 1993 Stock Option Plan, at prices ranging from $0.50 to $3.87, of which 799,000 remain outstanding at February 28, 2007.

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

Since inception, a total of 10,479,945 stock options were granted under the 1994 Performance-Based Stock Option Plan, at option prices ranging from $.53 to $3.14, of which 2,767,382 remain outstanding at February 28, 2007.

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

A total of 1,898,083 stock options were granted under the 1998 Stock Option Plan, at exercise prices ranging from $.23 to $2.40, of which 860,500 remain outstanding at February 28, 2007.

2000 Stock Option Plan

During Fiscal 2001, the Company adopted a stock option plan (the "2000 Stock Option Plan") under which an aggregate of three million shares of Common Stock is reserved for issuance. Both key employees and non-employee directors, except for members of the compensation committee, are eligible to participate in the 2000 Stock Option Plan.

A total of 930,000 stock options were granted under the 2000 Stock Option Plan at an exercise prices ranging from $0.35 to $1.02, of which 530,000 are outstanding as of February 28, 2007.

Information regarding the Company's stock option activity is summarized below:

                                              Stock Option                       Weighted-Average
                                                 Activity       Option Price       Exercise Price

Options outstanding as of March 1, 2004          4,626,882     $.25 - $2.40            $0.63
 Granted                                                 -           -                   -
 Exercised                                               -           -                   -
 Terminated                                              -           -                   -
                                             --------------
Options outstanding as of February 28, 2005      4,626,882     $.25 - $2.40            $0.63
 Granted                                                 -           -                   -
 Exercised                                               -           -                   -
 Terminated                                       (500,000)     $.34- $2.40            $0.59
                                             --------------
Options outstanding as of February 28, 2006      4,126,882     $.25 - $1.02            $0.63
 Granted                                         1,330,000     $.35 - $0.36            $0.36
 Exercised                                               -           -                   -
 Terminated                                       (500,000)     $.79- $1.02            $0.97
                                             --------------
Options outstanding as of February 28, 2007      4,956,882     $.25 - $0.85            $0.51
                                             ==============

During Fiscal Year 2007, the Company recorded $416 of stock-based compensation expense, which is included in general and administrative expenses. All options outstanding at November 30, 2006 are either vested or expected to vest. Because the Company only issues options to senior personnel, it expects the forfeiture rate to be deminimus. The aggregate intrinsic value as of February 28, 2007 is less than $1 .

The following table summarizes information about stock options outstanding at February 28, 2007:

                       Options Outstanding                            Options Exercisable
-----------------------------------------------------------------------------------------------
                               Weighted-Average                                    Weighted
   Range of                        Remaining         Weighted                       Average
   Exercise        Number       Contractual Life      Average        Number        Exercise
     Prices      Outstanding       (In Years)      Exercise Price  Exercisable       Price
-----------------------------------------------------------------------------------------------
 $.25 to $.58       2,179,500         6.8             $0.41           1,069,500     $0.47
    $0.59           2,767,382         2.8             $0.59           1,383,691     $0.59
 $.60 to $0.85         10,000         5.7             $0.78              10,000     $0.78
               --------------------------------------------------------------------------------
                    4,956,882         4.6             $0.51           2,463,191     $0.54
               ================================================================================

A summary of the Company's nonvested shares as of February 28, 2007, and changes during the year then ended is presented below:

                                                                       Weighted Average
                                                                        Grant Date Fair
                                                        Options               Value
                                                  ----------------------------------------
Nonvested options outstanding, beginning of period     1,417,024             $ 0.50
Granted                                                1,110,000               0.36
Vested                                                     -                      -
Terminated                                              (33,333)               0.68
------------------------------------------------------------------------------------------
Nonvested options outstanding, end of period           2,493,691             $ 0.43
------------------------------------------------------------------------------------------

As of February 28, 2007, there was $171 of total unrecognized compensation expense related to nonvested share-based compensation, as well as current period grants of stock options expense. This cost will be recognized through August 2009.

The Company accounted for its employee incentive stock option plans in prior years using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. Had the Company determined compensation expense at February 28, 2006 and February 28, 2005, based on the fair value at the grant dates for those awards consistent with the method of SFAS 123, the Company's net loss per share would have been the following pro forma amounts:

                                              February 28,     February 28,
                                                   2006            2005
                                             ----------------------------------
Net loss, as reported                        $       (2,332)    $      (10,404)
Less: Fair value method of stock based
 compensation, net of tax                              (488)            (1,014)
                                             ----------------------------------
Net loss, pro forma                          $       (2,820)    $      (11,418)
                                             ==================================

Basic net loss per share as reported         $        (0.08)    $        (0.42)
Proforma basic net loss per share            $        (0.09)    $        (0.45)
Diluted net loss per share as reported       $        (0.08)    $        (0.42)
Proforma diluted net loss per share          $        (0.09)    $        (0.45)


Employee Stock Purchase Plan:

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

13.  Employee 401(k) Savings Plan

The Company maintains an Employee 401(k) Savings Plan. The plan is a defined contribution plan that is administered by the Company. All regular, full-time employees are eligible for voluntary participation upon completing one year of service and having attained the age of 21. The plan provides for growth in savings through contributions and income from investments. It is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Plan participants are allowed to contribute a specified percentage of their base salary. However, the Company retains the right to make optional contributions for any plan year. For Fiscal 2007, 2006 and 2005 the Company contributed $29, $15 and $16 respectively, to the plan.

14.  LICENSEE FINANCIAL DATA

The Company's consolidated financial statements include service revenues and service costs associated with its licensees. In addition, royalties paid to licensees are included in general and administrative expenses. Summarized below is the breakdown between licensee and Company generated items for the periods presented:

                                                  Year Ended            Year Ended              Year Ended
                                              February 28, 2007     February 28, 2006       February 28, 2005

Company Service Revenue                      $            26,594     $            19,872     $            17,693
Licensee Service Revenue                                  62,807                  51,656                  50,244
Total Revenue                                $            89,401     $            71,528     $            67,937
Company Service Costs                        $            20,890     $            13,961     $            13,135
Licensee Service Costs                                    49,504                  40,760                  41,597
Total Service Costs                          $            70,394     $            54,721     $            54,732
Company General and administrative costs
                                             $            10,784     $             8,879     $            11,068
Licensee Royalty                                           7,112                   6,951                   5,965
Total General and Administrative Expenses    $            17,896     $            15,830     $            17,033
-----------------------------------------------------------------------------------------------------------------

In Fiscal 2005 the Company settled various disputes with its Atlanta Licensee by selling its Licensor rights to the licensee for $875. The purchase price is evidenced by a note which is payable over 60 months at an interest rate of 4.75%. In addition, various other issues that were being disputed through litigation with the licensee, were settled resulting in an offset to the note in the amount of $170. The note due to the Company, which is guaranteed by the licensee, is reflected in notes receivable. All amounts due the licensee were paid prior to February 28, 2005. The Company recorded other income in February 2005, the net amount of $444.

On February 13, 2006, the Company and the Atlanta Licensee settled the outstanding balance of the note $588, for a lump sum payment of $469. The Company charged the remaining balance of $119 to other income at February 28, 2006.

15. Related Party Transactions

In February 2006, ATC Healthcare Services, Inc., a wholly-owned subsidiary of the Company, entered into a Management Agreement (the "Travel Management Agreement") with Travel Healthcare Solutions, LLC, a New York limited liability company ("Travel Healthcare"), 33.33% of which is owned by Stephen Savitsky and 16.67% of which is owned by David Savitsky. Under the Travel Management Agreement, Travel Healthcare is responsible for managing and overseeing the Company's Travel Nurse Division (the "Travel Division"). The Travel Division places healthcare professionals with clients nationwide for long-term assignments. Under the Travel Management Agreement, Travel Healthcare paid the Company a fee of $240 (which has been included in revenue at February 28, 2006) for the Company's proprietary system of operating the Travel Division. Travel Healthcare will receive management fees under the Agreement equal to 50% of the gross margin realized on the Travel Division's revenues to the extent they exceed a baseline amount that is greater than the Travel Division's revenues Fiscal 2007. The Company was not required to make any payments to the Travel Division for Fiscal 2007.

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

In connection with the sale by the Company of its AllCare Nursing business in April 2005, the Company agreed not to conduct a per diem medical staffing business in the New York City area until Fiscal 2008.

Under the Travel Management Agreement, the Company, subject to certain conditions, granted the Travel Healthcare an option to conduct a per diem medical staffing business under the Company's then standard license agreement in the New York City area when the AllCare non-compete agreements expires during Fiscal 2008.

During Fiscal 2007 and 2006, the Company entered into license agreements with eight limited liability companies ("Investment Companies"). Stephen Savitsky, our Chairman of the Board, owns 17% and David Savitsky, our Chief Executive Officer, owns 8%, of such Investment Companies. In each case, the Investment Company hired a manager with experience in medical staffing and has provided equity and other incentives to the manager. During Fiscal 2007, a total of four Investment Companies were closed because they did not meet performance expectations. Stephen Savitsky and David Savitsky have discontinued the formation of Investment Companies, focusing instead on making the remaining Investment Companies profitable. The Company received license fees of $89 and $88, respectively, for the Fiscal Years ended in 2007 and 2006 from Investment Companies.

Subsequent  to February 28,  2007,  the Company  acquired  two of the  remaining
Investment Companies territories and immediately resold them to an existing licensee. No gain or loss will be recorded on the sales.

16.  Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for Fiscal 2007 and 2006 are as follows (in thousands, except per share data). Fiscal 2006 has been restated to reflect the AllCare Nursing business as Discontinued Operations.

Year ended February 28, 2007                            First Quarter Second Quarter  Third Quarter Fourth Quarter

Total revenues                                             $   19,855     $   23,063     $   22,627     $   23,856
                                                       ------------------------------------------------------------
Total net loss available to common stockholders            $     (354)    $     (500)    $     (596)    $   (1,235)
                                                       ------------------------------------------------------------
Net loss per common share-basic and diluted                $    (0.01)    $    (0.01)    $    (0.02)    $    (0.03)
                                                       ============================================================

-------------------------------------------------------------------------------------------------------------------
Year ended February 28, 2006                            First Quarter Second Quarter  Third Quarter Fourth Quarter

Total revenues                                             $   17,010     $   17,932     $   18,219     $   18,367
                                                       ------------------------------------------------------------
Net loss available to common stockholders from
continuing operations                                      $     (834)    $     (511)    $     (389)    $     (294)
                                                       ============================================================
Net loss available to common stockholders from
Discontinued Operations                                    $     (577)    $        -     $        -     $        -
                                                       ------------------------------------------------------------
Total net loss available to common stockholders            $   (1,411)    $     (511)    $     (389)    $     (294)
                                                       ------------------------------------------------------------
Basic and diluted loss per share:
Loss from continuing operations                            $    (0.03)    $    (0.02)    $    (0.01)    $    (0.01)
                                                       ============================================================
Loss from discontinued operations                          $    (0.02)    $        -     $        -     $        -
                                                       ============================================================
Net loss per common share-basic and diluted                $    (0.05)    $    (0.02)    $    (0.01)    $    (0.01)
                                                       ============================================================

Note - included in the fourth quarter are write-downs to fair value of certain receivables totaling $272.

17.  Subsequent Events

On March 5, 2007, in a private transaction, the Company raised $1,500 through the sale of 5,000,000 shares of the Company's Class A Common Stock and warrants to acquire up to 2,500,000 shares of Class A Common Stock at $0.45 per share over a five-year period. If the Company should later sell shares of its Class A Common Stock at less than $0.45 per share, the exercise price of the warrants would automatically decrease to the lower per share sale price. That change in the exercise price would not affect the number of shares that could be purchased under the warrants.

In connection with the sale, the Company paid a placement agent a seven percent commission of $105 and granted the agent 350,000 warrants to purchase shares of Class A Common Stock for $0.45 per share. There is no price protection in the warrants issued to the placement agent.

The sale requires that the Company register with the Security and Exchange Commission the Class A Common Stock and the underlying warrant shares of the Class A Common warrants by June 1, 2007. The net proceeds of the sale will be used primarily to continue to expand the Company's licensee base and for general working capital purposes.

In accordance with FSP EITF 00-19-2, the likelihood of a penalty being incurred for failure to receive approval on the Registration Statement is remote, no accrual is deemed necessary for any penalty.

The fair value of the warrants was $543 and the fair value of the finder warrants was $76. This was calculated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 4.48%; the expected life of 5 years and volatility of 83%.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

                                                             Fiscal Year Ended
                                        ------------------------------------------------------------
                                         February 28, 2007   February 28, 2006   February 28, 2005

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Balance, beginning of period                $           247     $           464     $           276
Additions charged to costs and expenses                   -                   -                 430
Write off of bad debts                                  (35)               (217)               (242)
                                        ------------------------------------------------------------
Balance, end of period                      $           212     $           247     $           464
                                        ============================================================
Included in assets held for sale            $             -     $             -     $         1,397
                                        ============================================================
Total                                       $           212     $           247     $         1,861
                                        ============================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, our disclosure controls and procedures were effective to ensure (i) that material information required to be disclosed by us in the reports we file with or submit to the Securities and Exchange Commission is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) During the last Fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this section will be included in the Company's definitive Proxy Statement, which will be filed with the Securities Exchange Commission on or before June 28, 2007 and is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this section will be included in the Company's definitiveProxy Statement, which will be filed with the Securities and Exchange Commission on or before June 28, 2007 and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMNT AND RELATED STOCKHOLDER MATTERS

The information required by this section will be included in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission on or before June 28, 2007 and is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this section will be included in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission on or before June 28, 2007 and is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees billed to the Company by Goldstein Golub Kessler LLP during the fiscal year ended February 28, 2007 were as follows:

     Audit fees-Goldstein Golub Kessler LLP billed an aggregate of $115,000 in fees for services rendered for the annual audit of the Company's consolidated financial statements for the fiscal year ended February 28, 2007 and $82,995 for audit related fees consisting of quarterly reviews and professional services related to an amendment to an S-1 and to a two S-3 Registration Statements.

     Financial Information System Design and Implementation fees-None.

     All other fees-None.

     The Audit Committee has reviewed the amount of fees paid to Goldstein Golub Kessler LLP for the audit and non-audit services, and concluded that since no non-audit services were provided and no fees paid therefore they could not have impaired the independence of Goldstein Golub Kessler LLP.

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

3.9 Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed December 19, 1995. (D)

3.10 Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed December 19, 1995. (D)

3.11    Amended and Restated By-Laws of the Company. (A)

3.12 Certificate of Amendment of Certificate of Incorporation of Staff Builders, Inc., filed August 2, 2001 (X)

See Notes to Exhibits

3.13    Certificate of Designation of 5% Convertible  Series B Preferred  Stock.
        (BB)

3.14 Certificate of Designation of 6% Convertible Series C Preferred Stock dated May 30, 2006. (DD)

3.15 Certificate of Amendment of Restated Certificate of Incorporation of the Company dated August 21, 2006. (EE)

3.16 Certificate of Amendment of Certificate of Stock Designation of 6% Series C Convertible Preferred Stock dated January 12, 2007.*

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

4.6     Form of Convertible Note dated September 12, 2005. (BB)

4.7     Form of Warrant to Purchase Shares of Class A Common Stock. (BB)

4.8     Form of  Finder's  Warrant to Purchase  Shares of Class A Common  Stock.
        (BB)

4.9     Registration Rights Agreement dated September 14, 2005. (BB)

4.10 Form of Warrant to Purchase Shares of Class A Common Stock dated March 5, 2007. (FF)

4.11 Registration Rights Agreement dated March 5, 2007 among the Company and Enable Growth Partners LP, Enable Opportunity Partners LP, and Pierce Diversified Strategy Master Fund LLC, Ena. (FF)

4.12 Form of Warrant to Purchase Shares of Class A Common Stock dated January 12, 2007.*

4.13 Registration Rights Agreement dated January 12, 2007 between the Company and Roaring Fork Capital SBIC, L.P.*

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

See Notes to Exhibits

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

See Notes to Exhibits

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

See Notes to Exhibits

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

See Notes to Exhibits

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

10.76 Amendment to Employment agreement dated May 24, 2002 between the Company and Alan Levy. (Y)

10.77 Loan and Security Agreement dated November 7, 2002 between the Company and HFG Healthco-4 LLC. (Z)

10.78 Asset Purchase Agreement dated April 13, 2005 among the Company, ATC Staffing Services, Inc. and Onward Healthcare, Inc. (AA)

10.79 Agreement dated August 31, 2005, among the Company, Stuart Savitsky, Shabsi Schreier, and Steven Weiner. (BB)

10.80   Management   Agreement   dated  February  2006  between  ATC  Healthcare
        Services, Inc., a wholly-owned subsidiary of the Company, and Travel Healthcare Solutions, LLC. (CC)

10.81 Subscription Agreement and Letter of Investment Intent dated May 31, 2006 between the Company and Roaring Fork Capital SBIC, L.P. (DD)

10.82 Registration Rights Agreement dated June 9, 2006 between the Company and Roaring Fork Capital SBIC, L.P. (DD)

See Notes to Exhibits

10.83 Stock Option Agreement dated August 21, 2006 between the Company and Stephen Savitsky. (EE)

10.84 Stock Option Agreement dated August 21, 2006 between the Company and David Savitsky. (EE)

10.85 Common Stock and Warrant Purchase Agreement dated March 5, 2007 among the Company and Enable Growth Partners LP, Enable Opportunity Partners LP, and Pierce Diversified Strategy Master Fund LLC, Ena. (FF)

10.86 Common Stock and Warrant Purchase Agreement dated January 12, 2007 between the Company and Roaring Fork Capital SBIC, L.P.*

21      Subsidiaries of the Company. *

23      Consent of Goldstein Golub Kessler LLP*

24      Powers of Attorney. *

31.1 Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                NOTES TO EXHIBITS

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

                                NOTES TO EXHIBITS

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

(AA) Incorporated by reference to the Company's Form 8-K (File No. 0-11380) filed with the Commission on April 26, 2005.

(BB) Incorporated by reference to the Company's Form 10-Q (File No. 0-11380) filed with the Commission on October 15, 2005.

(CC) Incorporated by reference to the Company's Form 10-K (File No. 0-11380) filed with the Commission on May 30, 2006.

(DD) Incorporated by reference to the Company's Form 10-Q (File No. 0-11380) filed with the Commission on July 17, 2006.

(EE) Incorporated by reference to the Company's Form 10-Q (File No. 0-11380) filed with the Commission on January 16, 2007.

(FF) Incorporated by reference to the Company's Form 8-K (File No. 0-11380) filed with the Commission on March 6, 2007.

*       Incorporated herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ATC HEALTHCARE, INC.

                                        By:     /S/ DAVID SAVITSKY
                                                David Savitsky
                                                Chief Executive Officer


Dated: May 25, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE               TITLE                                           DATE
        ---------               -----                                           ----

/S/ DAVID SAVITSKY              Chief Executive Officer                         May 25, 2007
---------------------           (Principal Executive
David Savitsky                  Officer) and Director

/S/ DANIEL PESS                 Senior Vice President, Finance,                 May 25, 2007
---------------------           Chief Financial Officer and Treasurer
Daniel Pess                     (Principal Financial and Accounting Officer)

/S/ STEPHEN SAVITSKY            President and Chairman of the Board             May 25, 2007
---------------------
Stephen Savitsky


*                               Director                                        May 25, 2007
---------------------
Bernard J. Firestone, Ph. D.

*                               Director                                        May 25, 2007
---------------------
Jonathan Halpert, Ph. D.

*                               Director                                        May 25, 2007
---------------------
Martin Schiller

*By:    /S/  DAVID SAVITSKY
        -------------------
             David Savitsky
             Attorney-in-Fact