Form 10-K/A
period 2007-02-28
ATC HEALTHCARE INC /DE/
filed 2007-06-01
CIK 720480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2007

OR

☐	TRANSITION REPORT SUBJECT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________________ to _____________________

Commission File Number: 001-31271

ATC HEALTHCARE, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	11-2650500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1983 Marcus Avenue, Lake Success, New York	11042
(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(516) 750-1600

Title of Each Class	Name of Exchange on Which Registered

Securities registered pursuant to Section 12 (b) of the Act: Class A Common Stock, $.01 par value	American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:    None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filed” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐   Accelerated filer ☐  Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Yes ☐  No ☑

As of May 22, 2007, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $13,998,941 based on a closing sale price of $0.30 per share. The number of shares of Class A and B Common Stock outstanding on May 22, 2007 was 46,663,138.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is included in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders 2007, which information is incorporated herein by reference. All references to "we”, "us," "our," or "ATC" in this Report on Form 10-K mean ATC Healthcare, Inc.

Part I.

ITEM 1.  Business

General

ATC Healthcare, Inc. (“ATC” or the “Company”) is a Delaware corporation, which was incorporated in New York in 1978 and reincorporated in Delaware in May 1983. Unless the context otherwise requires, all references to the “Company” include ATC Healthcare, Inc. and its subsidiaries. The Company is a national provider of medical supplemental staffing services. In August 2001, the Company changed its name from Staff Builders, Inc. to ATC Healthcare, Inc.

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

For Fiscal 2007, 2006 and 2005, total licensee distributions, net of discontinued operations, were approximately $7.1 million, $7.0 million, and $6.0 million, respectively.

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

It is essential for us to constantly recruit and retain a qualified staff of associates who are available to be placed on assignment as needed. Besides advertising in the local classifieds, utilizing local office web sites and participating in local and regional job fairs, we offer a variety of benefit programs to assist in recruiting high quality medical staffing professionals. This package provides employees’ access to medical, dental, life and disability insurance, a 401(k) plan, opportunities for Continuing Education
Credits, partnerships with various vendors for discount programs (e.g., uniforms, vacations and cruises, credit cards, appliances and cars), recognition programs and referral bonus programs. In addition, we provide our licensees a full-service human resources department to support the offices with policies and procedures as well as assist with the day-to-day issues of the field staff.

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

Recent Acquisitions And Dispositions

Discontinued Operations

In December 2004, after reviewing the significant debt obligations of the Company and the alternatives thereto, the Board of Directors of the Company concluded and authorized the Company to sell its AllCare Nursing business. On April 22, 2005, the Company sold substantially all of the assets of its AllCare Nursing Services business, which consisted primarily of goodwill and accounts receivable, to Onward Healthcare, Inc. (“Onward”) of Norwalk, Connecticut, for approximately $20.0 million in cash, of which $1.2 million was placed in escrow pending the collection of the accounts receivable. AllCare Nursing was located in Melville, New York, with offices in Union, New Jersey, and in Stratford, Connecticut, and provided supplemental staffing and travel nurses to healthcare facilities in the greater New York City metropolitan area, northern New Jersey, and Connecticut.

The Company originally purchased AllCare Nursing, then known as Direct Staffing Inc. and DSS Staffing Corp. (together “Direct Staffing”), in January 2002 for $30.2 million in five percent interest-bearing promissory notes. The Company used the funds that it received from Onward to retire approximately $13.0 million in bank debt and to repay and restructure the $28.1 million in promissory notes outstanding to the sellers of Direct Staffing. In connection with obtaining its lender’s consent to the sale and paying down its bank debt, the Company’s revolving credit facility was permanently reduced from $35.0 million to $15.0 million. As a result of the repayment and restructuring of the Direct Staffing promissory notes, those obligations were reduced from $28.1 million to $8.1 million.

The Company recorded a goodwill impairment of $3.8 million as of February 28, 2005, which represents the difference in the sales price of AllCare Nursing at February 28, 2005 and the value of the net assets including goodwill that the Company had on its consolidated financial statements as of that date.

The Company’s consolidated financial statements reflect the financial results of the AllCare Nursing business for the Fiscal years 2006 (through April 22, 2005 the date of disposition) and 2005 as discontinued operations.

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

Risk Factors

CURRENTLY WE ARE UNABLE TO RECRUIT ENOUGH NURSES TO MEET OUR CLIENTS’ DEMANDS FOR OUR NURSE STAFFING SERVICES, LIMITING THE POTENTIAL GROWTH OF OUR STAFFING BUSINESS.

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

DECREASES IN PATIENT OCCUPANCY AT OUR CLIENTS' FACILITIES MAY ADVERSELY AFFECT THE PROFITABILITY OF OUR BUSINESS.

The general level of patient occupancy at our clients’ facilities significantly affects demand for our temporary healthcare staffing services. When a hospital's occupancy increases, temporary employees are often added before full-time employees are hired. As occupancy decreases, clients may reduce their use of temporary employees before undertaking layoffs of their regular employees. We also may experience more competitive pricing pressure during periods of occupancy downturn. In addition, if a trend emerges toward providing healthcare in alternative settings, as opposed to acute care hospitals, occupancy at our clients' facilities could decline. This reduction in occupancy could adversely affect the demand for our services and our profitability.

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

Our January 2002 acquisition for $30.2 million of our AllCare Nursing business did not produce the results we anticipated, resulting in our decision to sell that business. In April 2005 we sold the AllCare Nursing business for approximately $20.0 million. In addition, the Company recorded a goodwill impairment of $3.8 million as of February 28, 2005. For a discussion of the benefits we derived from the sale see “ Recent Acquisitions and Dispositions” above.

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

Our By-laws provide for a classified Board of Directors with staggered three-year terms for directorships. Our By-laws also allow the Board of Directors to increase Board membership without shareholder approval. Subject to the rights of the holders of any series of preferred stock outstanding, vacancies on the Board of Directors, including new vacancies created by an increase in the authorized number of directors, may be filled by the affirmative vote of a majority of the remaining directors without shareholder approval. Further, subject to the rights of holders of any series of preferred stock outstanding, directors may only be removed for cause and only by the affirmative vote of the holders of at least 80% of the voting power of all of the shares of capital stock entitled to vote for the election of directors. In addition, our By-laws may be amended or repealed or the Board without stockholder approval, may adopt new By-laws and our stockholders’ may amend, repeal or adopt new By-laws only upon the affirmative vote of 80% of the voting power of all of the shares of capital stock entitled to vote for the election of directors. Each of these provisions may allow our Board of Directors to entrench the current members and may prevent a change in control of our company in situations when such a change in control would be beneficial to our shareholders. Accordingly, these provisions of our By-laws could have a material adverse effect on our financial performance and on the market price of our common stock.

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

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of business. Management and legal counsel periodically review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred, and the availability and the extent of insurance coverage and established reserves. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on these reviews and the disposition of the lawsuits, these matters should not have a material effect on the Company’s financial position, results of operations or cash flows.

Transportation Insurance Company, Continental Casualty Company and CNA Claim Plus, Inc. v. ATC Healthcare Services, Inc. and ATC Healthcare, Inc. (United States District Court for the Eastern District of New York No. CV 04-4323). Plaintiff insurance companies (collectively “CNA”) filed this action in 2004 to recover insurance premiums, claims reimbursements, claims handling fees, taxes and interest alleged to be owed by the Company and by its wholly-owned subsidiary ATC Healthcare Services, Inc. (collectively the “Company”) to CNA under 1999-2003 workers compensation insurance programs. CNA sought over $3 million in damages, “subject to change as additional claims are paid under the policies, as future computations are undertaken, and as additional claim reimbursement and claim service billings are prepared.” Following an analysis and accounting by the Company’s expert of whether CNA properly dispatched its claim-handling duties and whether its invoices were fair and reasonable, the Company counterclaimed that CNA mishandled claims, overstated invoices, and in fact owes the Company a substantial sum of money. In April 2007, the parties settled the lawsuit, including all claims and counterclaims, and in May 2007 dismissed the case in its entirety. As part of their settlement, the parties entered into a confidentiality agreement covering the settlement terms. As a result of this settlement, the Company recorded a loss on litigation settlement of $342 in its consolidated financial statements for the fiscal year ended February 28, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II.
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(A) Market Information

The Company has outstanding two classes of common equity securities: Class A Common Stock and Class B Common Stock. In March 2002, the Company’s Class A Common Stock commenced trading on the American Stock Exchange under the symbol “AHN”.

The following table sets forth, the high and low sale prices for the Class A Common Stock for each quarter during the two fiscal years ended February 28, 2007, as reported by the American Stock Exchange.

Fiscal Year ended February 28, 2006	High	Low
1st quarter ended May 31, 2005	$0.46	$0.28
2nd quarter ended August 31, 2005	$0.43	$0.22
3rd quarter ended November 30, 2005	$0.50	$0.29
4th quarter ended February 28, 2006	$0.46	$0.31

Fiscal Year ended February 28, 2007	High	Low
1st quarter ended May 31, 2006	$0.45	$0.37
2nd quarter ended August 31, 2006	$0.50	$0.33
3rd quarter ended November 30, 2006	$0.43	$0.33
4th quarter ended February 28, 2007	$0.38	$0.30

There is no established public trading market for the Company’s Class B Common Stock, which has ten votes per share and upon transfer is convertible automatically into one share of Class A Common Stock, which has one vote per share.

(B) Holders

As of February 28, 2007, there were approximately 292 holders of record of Class A Common Stock (including brokerage firms holding stock in “street name” and other nominees) and 358 holders of record of Class B Common Stock.

(C) Dividends

The Company has never paid any dividends on its shares of Class A or Class B Common Stock. The Company does not expect to pay any dividends for the foreseeable future, as all earnings will be retained for use in its business.

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights (column (a))	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	4,426,882	$0.59	139,500

Equity compensation plans not approved by security holders (1)	2,470,000	$0.36	2,470,000

Total	6,896,882	$0.51	2,609,500

(1) During fiscal 2001, the Company adopted a stock option plan (the “2000 Stock Option Plan”) under which an aggregate of three million shares of common stock are reserved for issuance. Both key employees and non-employee directors, except for members of the compensation committee, are eligible to participate in the 2000 Stock Option Plan.

(E)  Recent Sales of Unregistered Securities

None.

(F)  Common Stock Performance

The following graph compares, for each of the periods indicated, the percentage change in the Company’s cumulative total stockholder return on the Company's Class A Common Stock with the cumulative total return of a) an index consisting of the AMEX Composite Index of companies and b) a peer group index.

ATC HEALTHCARE, INC. COMPARATIVE CUMULATIVE TOTAL RETURN

ASSUMES $100 INVESTED ON MARCH 1, 2001
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING FEBRUARY 28

	2002	2003	2004	2005	2006	2007

ATC Healthcare, Inc.	100.00	30.95	30.48	16.67	18.10	16.67
AMEX Composite	100.00	79.18	128.75	149.03	167.22	177.69
Peer Group	100.00	79.35	137.00	143.07	138.57	158.86

*Assumes $100 invested on March 1, 2001, reinvestment of dividends, and fiscal year ending February 28.

ITEM 6.

SELECTED FINANCIAL DATA (in thousands, except per share data)

The following table provides selected historical consolidated financial data of the Company as of and for each of the fiscal years in the five year period ended February 28, 2007 and reflects the results of operations and net assets of the AllCare Nursing business as discontinued operations for the periods presented. The data has been derived from the Company’s audited financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is contained in this report.

	2007	2006	2005	2004	2003
CONSOLIDATED OPERATIONS DATA: (all amounts in thousands except per share data)
Revenues:	$89,401	$71,528	$67,937	$81,210	$98,877

Loss from continuing operations	(2,159)	(1,755)	(8,459)	(7,872)	(5,010)
(Loss) income from discontinued operations	-	(577)	(1,945)	1,692	2,177

Net (loss)	$(2,159)	$(2,332)	$(10,404)	$(6,180)	$(2,833)

(Loss) Earnings Per Share:
(Loss) from continuing operations:
(Loss) per common share- basic	$(0.07)	$(0.06)	$(0.34)	$(0.32)	$(0.21)
(Loss) per common share - diluted	$(0.07)	$(0.06)	$(0.34)	$(0.32)	$(0.21)
(Loss) income from discontinued operations:
(Loss) income per common share - basic	$-	$(0.02)	$(0.08)	$0.07	$0.09
(Loss) income per common share- diluted	$-	$(0.02)	$(0.08)	$0.07	$0.09
Net (loss):
(Loss) per common share -basic	$(0.07)	$(0.08)	$(0.42)	$(0.25)	$(0.12)
(Loss) per common share- diluted	$(0.07)	$(0.08)	$(0.42)	$(0.25)	$(0.12)

Weighted Average common shares outstanding:
Basic	39,394	31,955	25,113	24,468	23,783
Diluted	39,394	31,955	25,113	24,468	23,783

CONSOLIDATD BALANCE SHEET DATA:

Total Assets	$28,767	$25,196	$23,211	$29,195	$33,007
Long-term debt and other liabilities	1,173	10,848	9,026	20,320	22,363
Total Liabilities	24,046	20,307	30,590	31,029	32,437
Stockholders' equity (deficiency)	3,444	3,682	(5,186)	5,053	10,546
Total Assets Held for Sale	--	--	37,098	45,532	45,608
Long-term debt and other non-current liabilities held for sale	--	--	21,108	35,424	34,799
Total liabilities held for sale	--	--	33,768	37,578	36,411

ATC Healthcare, Inc. did not pay any cash dividends on its common stock during any of the periods set forth in the table above.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Management’s discussion of results of operations below accounts for the sale of the Company’s AllCare Nursing business, which occurred on April 22, 2005 as a discontinued operation for the Fiscal Years discussed.

Comparison of Year ended February 28, 2007 (“Fiscal 2007”) to Year Ended February 28, 2006 (“Fiscal 2006”).

Revenues: Total revenues for Fiscal 2007 were $89.4 million, an increase of $17.9 million or 25.0% from total revenues of $71.5 million for Fiscal 2006. In June 2006, we acquired Critical Nursing Solutions, Inc (“CNS”). The revenue generated by CNS since the date of acquisition was $7.5 million. The remaining increase of $10.3 million in revenues resulted primarily from organic growth in both licensed offices and Company-owned offices. Since Fiscal 2006 there has been an increase in demand for temporary nurses. The Company believes that the increase in demand for temporary nurses will continue in Fiscal 2008. If demand for temporary nurses was to decline our ability to continue operations will be impacted.

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

Comparison of Year ended February 28, 2006 (“FISCAL 2006”) to Year Ended February 28, 2005 (“FISCAL 2005”).

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

Service Costs: Service costs were 76.5% of total revenues in Fiscal 2006 as compared to 80.6% of total revenues in Fiscal 2005. Service costs represent the direct costs of providing services to patients or clients, including wages, payroll taxes, travel costs, insurance costs, the cost of medical supplies and the cost of contracted services. The decrease in the of service costs can be attributed to the decrease in malpractice and general liability insurance as well as lower workers compensation costs due to the Company’s risk management controls.

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

Through February 28, 2006, the Company has paid $0.8 million of severance and other costs associated with the office closings. As of February 28, 2006 the Company’s accounts payable and accrued expenses included $0.1 million of remaining costs accrued, mainly for lease costs, which were paid through the term of the related leases which expired at various dates through January 2007. In the third quarter of Fiscal 2005, the Company recorded a goodwill impairment of $0.4 million and in the fourth quarter of Fiscal 2005 the Company recorded a goodwill impairment of $0.9 million and an impairment of other intangibles of $0.1 million associated with offices closed during the year.

Interest Expense, net: Interest expense, net was $2.2 million in both Fiscal 2006 and 2005. Interest for Fiscal 2006 was impacted by increased interest rates associated with its revolving line of credit and the decline in the principal balances of notes payable.

Other Income, net: Other income was less than $0.1 million during Fiscal 2006 as compared to $.09 million in Fiscal 2005. Other income in 2005 was generated by sale of licensee rights to new licensees for approximately $0.5 million and the settlement of various disputes with the Company’s Atlanta licensee for net proceeds of approximately $0.4 million.

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

For the year ended February 28, 2005, income tax expense is due primarily to the change in the valuation allowance provided in that period. In the third quarter of 2005, it became apparent that the hospital patient volumes were not returning as anticipated and the Company would not return to profitable operations during Fiscal 2006 in addition in the fourth quarter of 2005 it became clear that the Company would not have a gain on the sale of its AllCare division. The Company intends to maintain its valuation allowance until such time as positive evidence exists to support reversal of the valuation allowance. Income tax expense recorded in the future will be reduced to the extent of offsetting reductions in the Company’s valuation allowance.

Discontinued Operations:

In December 2004, after reviewing the significant debt obligations of the Company and the alternatives thereto, the Board of Directors of the Company concluded and authorized the Company to sell its AllCare Nursing business.

On April 22, 2005, the Company sold substantially all of the assets of its AllCare Nursing business, which consisted primarily of goodwill and accounts receivable, to Onward Healthcare, Inc. (“Onward”) of Norwalk, Connecticut, for approximately $20.0 million in cash, of which $1.2 million was placed in escrow pending the collection of the accounts receivable. AllCare Nursing was located in Melville, New York, with offices in Union, New Jersey, and in Stratford, Connecticut, and provided supplemental staffing and travel nurses to healthcare facilities in the greater New York City metropolitan area, northern New Jersey, and Connecticut.

The Company originally purchased AllCare Nursing, then known as Direct Staffing Inc. and DSS Staffing Corp. (together “Direct Staffing”), in January 2002 for $30.2 million in five percent interest-bearing promissory notes. The Company used funds, which it received from Onward to retire approximately $13.0 million in bank debt and to repay and restructure the $28.1 million in promissory notes outstanding to the sellers of Direct Staffing. In connection with obtaining its lender’s consent to the sale and paying down its bank debt, the Company’s revolving credit facility was permanently reduced from $35.0 million to $15.0 million. As a result of the repayment and restructuring of the Direct Staffing promissory notes, those obligations were reduced from $28.1 million to $8.1 million.

AllCare Nursing had a loss from operations for the year ended February 28, 2005 of approximately $1.9 million, which includes a goodwill impairment charge of $3.8 million. Net sales for AllCare nursing revenues declined for Fiscal 2005. This was due to the decreased demand for nurses in the New York metropolitan area.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its cash needs through various equity and debt issuances and through cash flow from operations. The Company generally pays its billable employees weekly for their services, and remits certain statutory payroll and related taxes as well as other fringe benefits. Invoices are generated to reflect these costs plus the Company’s markup.

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

Cash used in operating activities during Fiscal 2007 was primarily used to fund the growth in accounts receivable due to the increase in revenue, fund the loss from continuing operations, which was offset in part by depreciation and amortization and stock-based compensation expense. Cash provided by operating activities during Fiscal 2006 was primarily used to fund the growth in accounts receivable due to an increase in revenue, fund the collateral requirements in the Company’s self-funded workers compensation plan and to fund discontinued operations. Cash provided by operating activities during Fiscal 2005 was primarily due to collections on accounts receivable in the AllCare Nursing business.

Cash used by investing activities during Fiscal 2007 was primarily due to capital expenditures as well as the purchase of CNS. Cash provided by investing activities during Fiscal 2006 was due to the sale of the rsmiAllCare business and cash used in investing activities during Fiscal 2005 was mainly used on capital expenditures.

Cash provided by financing activities during Fiscal 2007 was primarily due to the issuance of Preferred and Common Stock, net of issuance costs, as well as borrowings under the Company’s revolving credit facility. Cash provided by financing activities during Fiscal 2006 was primarily from the sale of convertible notes. Cash used by financing activities in Fiscal 2005 was primarily used to pay down the revolving credit facility with HFG Healthco-4LLC.

The Company entered into a Financing Agreement, as amended with a lending institution, HFG Healthco-4, (“HFG”) whereby the lender agreed to provide a revolving credit facility and term loan facility. The revolving credit facility was for up to $35 million, but was amended in connection with the sale of AllCare on April 22, 2005, reducing the amount of the facility to $15 million. Subsequently on November 7, 2005 the facility further amended to modify certain financial ratio covenants as of November 30, 2005 and increasing availability from 80% of receivables to 85%, and extending the revolving loan term from April 2008 to November 2008. As amended, availability under the credit facility is based on a formula of eligible receivables as defined in the Financing Agreement. On April 22, 2005 in connection with the sale of AllCare, the liability due on the Company’s revolving line of credit was paid down by the amount of $12,123 and the outstanding term loan balance of $1,888 was extinguished.

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

Our cash flow has been aided primarily by the use of funds from the private sale of equity securities, the Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. (“Cornell”), our sale of our AllCare Nursing business, and our revolving loan facility. We believe that our capital resources are sufficient to meet our working capital requirements for the next twelve months. Our existing cash and cash equivalents are not sufficient to sustain our operations for any length of time; however, we expect to meet our future working capital, capital expenditure, internal business expansion, and debt service from operating cash flows, including those generated from organic revenue growth and acquisitions and funds available under the $15 million revolving loan facility.

On April 19, 2004, we entered into a Standby Equity Distribution Agreement with Cornell. Pursuant to the Agreement, we were able to, at our discretion, periodically sell to Cornell shares of Class A Common Stock for a total purchase price of up to $5,000,000. For each share of Common Stock purchased under the Agreement, Cornell was to pay us 97% of the lowest closing bid price of the Common Stock during the five consecutive trading days immediately following the notice date. Further, we agreed to pay Cornell 5% of the proceeds that we received under the Agreement. In November 2004, the Securities and Exchange Commission declared our S-1 effective. In November 2005 we updated the information in the effective S-1. We sold 2,026,307 shares to Cornell during Fiscal 2007 at sales prices of $0.32 to $0.39 per share. The Company received proceeds of $402 net of expenses for Fiscal 2006. From time to time, we issued promissory notes to Cornell to evidence loans made to us by Cornell, the proceeds of which were used to fund our general working capital needs. The proceeds from these sales under the Agreement were used to repay the promissory notes due to Cornell. On October 9, 2006, the Company repaid the balance due under the last of the notes and, as a result, no further shares of Common Stock will be issued under the Standby Equity Distribution Agreement See Notes 9 and 12 to Consolidated Financial Statements included elsewhere herein.

INDEBTEDNESS AND CONTRACTUAL OBLIGATIONS OF THE COMPANY

The following are contractual cash obligations of the Company, including interest, at February 28, 2007:

Payments due by period (amounts in thousands):

		Less than	1-2	3-4
	Total	One Year	Years	Years	Thereafter
Bank Financing (1)	$13,914	$13,914	$-	$-	$-
Debt (2)	1,052	-	1,052	-	-
Operating leases	2,039	675	967	397	-
Total	$17,005	$14,589	$2,019	$397	$-

 (1) This represents amounts due under the Company’s accounts receivable financing Agreement. Interest is paid daily and is computed at Libor plus 541 basis points, as Libor moves.
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

CRITICAL ACCOUNTING POLICIES

Management's discussion in this Item 7 addresses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, intangible assets, income taxes, workers' compensation, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Note 2 to the consolidated financial statements included herein, contains a summary of the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements.

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

The Company believes the following are its most critical accounting policies in that they are the most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments.

REVENUE RECOGNITION

The Company’s service revenues are derived primarily from a form of franchising under which independent companies or contractors ("licensees") represent the Company within a designated territory. These licensees assign Company personnel, including registered nurses and therapists, to service clients using the Company’s trade names and service marks. The Company pays and distributes the payroll for the direct service personnel who are all employees of the Company, administer all payroll withholdings and payments, bill the customers and receive and process the accounts receivable. The revenues and related direct costs are included in the Company’s consolidated service revenues and operating costs. The licensees are responsible for providing an office and paying related expenses for administration, including rent, utilities and costs for administrative personnel. The Company pays a monthly distribution or commission to licensees based on a defined formula of gross margin generated. Generally, the Company pays a licensee approximately 55% (60% for certain licensees who have longer relationships with us) of gross margin. There is no payment to the licensees based solely on revenues.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts represents adjustments to accounts receivable for amounts deemed partially or entirely uncollectible. Management believes the accounting estimate related to the allowance for doubtful accounts is a “critical accounting estimate” because significant changes in the assumptions used to develop the estimate could materially affect key financial measures, including general and administrative expenses, net income and accounts receivable. In addition, the allowance requires a degree of judgment since it involves estimation of the impact of both current and future economic factors in relation to its customers’ ability to pay amounts owed to the Company.

The Company has procedures to mitigate its risk of exposure to losses from bad debts. Revenue is recognized provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an agreement exists documenting the specific terms of the transaction; the sales price is fixed or determinable, and collectibility is reasonably assured at the levels set for each customer. Extensive evaluations are performed on an ongoing basis throughout the fiscal year of each customer’s financial performance, cash generation, financing availability and liquidity status. In making credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases of slow pay customers are considered. We also consider the general collection risks with trends in our industry. We also establish credit limits for our customers and perform ongoing credit evaluations to minimize the risk of loss.

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

Summarized below for the fiscal years ended February 28, 2007 and 2006, respectively, are the aggregate account balances for the allowance criteria noted above, net write-offs, bad debt provision and allowance for doubtful accounts (in thousands):

Fiscal Year Ended	Aggregate Account Balances of Slow Payers and Clients in Bankruptcy	Net Write-Offs	Bad Debt Provision	Allowance for Doubtful Accounts
2007	$920	$(35)	$0	$212
2006	$824	$(217)	$0	$247

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

GOODWILL IMPAIRMENT

Management believes that the accounting estimate related to the valuation of its goodwill is a “critical accounting estimate” because significant changes in the assumptions used to develop the estimate could materially affect key financial measures, including net income and noncurrent assets, specifically goodwill. The valuation of goodwill involves a high degree of judgment since the first step of the impairment test required by SFAS No. 142 consists of a comparison of the fair value of a reporting unit with its book value. Based on the assumptions underlying the valuation, impairment is determined by estimating the fair value of a reporting unit and comparing that value to the reporting unit’s book value. If the fair value is more than the book value of the reporting unit, an impairment loss is not recognized. If an impairment exists, the fair value of the reporting unit is allocated to all of its assets and liabilities excluding goodwill, with the excess amount representing the fair value of goodwill. An impairment loss is measured as the amount by which the book value of the reporting unit’s goodwill exceeds the estimated fair value of that goodwill.

In accordance with SFAS 142 the Company tests goodwill for impairment. . The Company wrote off $0.4 million of goodwill in the third quarter of 2005 and an additional $1.0 million of goodwill in the fourth quarter of 2005 associated with the closing of offices that were acquired through acquisitions. In addition , the Company recorded a goodwill impairment of $3.8 million as of February 28, 2005, to discontinued operations, which represents the difference in the sales price of AllCare Nursing at February 28, 2005 and the value of the net assets including goodwill, that the Company had recorded on its financial statements as of that date. When performing this test, the Company reviewed the current operations of the ongoing offices. In addition, The Company reviewed the anticipated cash flows of each acquisition. The goodwill remaining at the end of Fiscal 2007 is made up of various acquisitions all of which have continued to provide positive cash flow. The Company utilized the following methodologies for evaluating impairment of goodwill: The income approach discounted cash flow method, where the value of the subject investment is equal to the present value of the cash flow streams that can be expected to be generated by the Company in the future and the market approach merger and acquisition method where the value of the subject investment is determined from transactions involving mergers and acquisitions of comparable companies. Based on the impairment testing, the Company determined that no write-off of goodwill was required in Fiscal 2007.

If management's expectations of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of our goodwill could change significantly. Such change could result in additional goodwill impairment charges in future periods, which could have a significant impact on our consolidated financial statements.

INCOME TAXES

The Company accounts for income taxes in accordance with the Financial Accounting Standards Board (“FASB”) statement 109, Accounting for Income Taxes. The Company’s income tax benefit/provision and related deferred tax assets and liabilities are based on actual and expected future income, US statutory income tax rates, and tax regulations and planning opportunities in the various jurisdictions in which The Company operates. Management believes that the accounting estimate related to income taxes is a “critical accounting estimate” because significant judgment is required in interpreting tax regulations in the US, and assessing the likelihood of realizing certain tax benefits. Actual results could differ materially from those judgments, and changes in judgments could materially affect key financial measures, including the provision for income taxes, net income, and deferred income tax assets and liabilities.

Management’s judgment is required in determining the realizability of the deferred tax assets and liabilities and any valuation allowances recorded. The realization of our remaining deferred tax assets is primarily dependent on forecasted future taxable income.

WORKERS COMPENSATION RESERVES

Management believes the accounting estimate related to Workers Compensation Revenues is a “critical accounting estimate”. Except for a few states that require workers compensation through their state fund, the Company provides workers compensation coverage through a program that is partially self-insured. Zurich Insurance Company provides excess reinsurance for all claims over $400,000 per occurrence as well as aggregate coverage for overall claims borne by the group of companies that participate in the program. The program also provides for risk sharing among members for infrequent, large claims over $100,000 but less than $400,000. The Company is responsible for all claims under $100,000. The Company records its estimate of the ultimate cost of, and reserve for, workers compensation and professional liability benefits based on actuarial computations using the Company’s loss history as well as industry statistics. Furthermore, in determining its reserves, the Company includes reserves for estimated claims incurred but not reported. The ultimate cost of workers compensation will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims. As such, significant changes in the assumption used in determining the reserve amount could have a material impact on the financial statements.

Inherent in recording the liability to be established at any balance sheet date for workers compensation insurance, is an estimate of incurred but not recorded claims (“IBNR”). The Company has been estimating that an additional 50% of total reserves established should be added to cover these items. Management believes this estimate to be reasonable and will continue to perform ongoing analysis and adjust the reserve based on historical experience and any changing conditions. If an additional 10%, or 60% had been used for IBNR, the related increase to our liability would decrease income by $39.

EFFECT OF INFLATION

The impact of inflation on the Company’s sales and income from continuing operations was immaterial during Fiscal 2007. In the past, the effects of inflation on salaries and operating expenses have been offset by the Company’s ability to increase its charges for services rendered. The Company anticipates that it will be able to continue to do so in the future. The Company continually reviews its costs in relation to the pricing of its services.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 158, EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS - an amendment of FASB Statements No. 87, 88, 106 and 132(R) ("SFAS 158"). SFAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also require additional disclosures in the notes to financial statements. SFAS No. 158 had no impact to the Company’s consolidated financial statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS ("SAB No. 108") to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet. The Company adopted SAB No. 108 for the year ended February 28, 2007 with no impact to the Company’s consolidated financial statements.

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

FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. From time to time, the Company also provides forward-looking statements in other materials it releases to the public as well as oral forward-looking statements. These statements are typically identified by the inclusion of phrases such as “the Company anticipates”, “the Company believes” and other phrases of similar meaning. These forward-looking statements are based on the Company’s current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements expressed or implied by such forward-looking statements. The potential risks and uncertainties which would cause actual results to differ materially from the Company’s expectations include, but are not limited to, those discussed in the section entitled “Business - Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q to be filed by the Company in the Fiscal Year 2008.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity: The Company’s primary market risk exposure is interest rate risk. The Company’s exposure to market risk for changes in interest rates relates to its debt obligations under its Credit Facility described above. Under the Credit Facility, the average interest rate is approximately 11%. At February 28, 2007, drawings on the Credit Facility were $13.9 million. Assuming variable rate debt at February 28, 2007, a one-point change in interest rates would impact annual net interest payments by $139 thousand. The Company does not use derivative financial instruments to manage interest rate risk.

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

GOLDSTEIN GOLUB KESSLER LLP

New York, New York
May 14, 2007

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
	February 28, 2007	February 28, 2006
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$298	$984
Accounts receivable, less allowance for doubtful accounts of
$212 and $247, respectively.	15,024	11,777
Prepaid expenses and other current assets	6,196	6,168
Total current assets	21,518	18,929

Fixed assets, net	286	207
Intangibles, net	513	411
Goodwill	6,134	5,357
Other assets	316	292
Total assets	$28,767	$25,196

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable	$1,231	$1,691
Accrued expenses	6,583	5,062
Book overdraft	881	1,077
Due under bank financing	13,914	-
Current portion of notes payable (including $0 and $1,330
from related parties as of February 28 2007 and 2006, respectively)	56	1,629
Total current liabilities	22,665	9,459

Notes payable (including $1,052 and $250 from related parties as of
February 28, 2007 and 2006, respectively)	1,131	250
Due under bank financing	-	10,516
Other liabilities	42	82
Total liabilities	23,838	20,307

Commitments and contingencies
Convertible Series A Preferred Stock - $1.00 par value; 4,000 shares authorized,
2,000 shares issued and outstanding at February 28, 2007 and 2006, respectively	1,277	1,207

Convertible Series B Preferred Stock - $1.00 par value; 9,984 shares authorized; 4,050 shares issued and outstanding; liquidation value of
$2,000 per share ($8,100)	4	4
Convertible Series C Preferred Stock - $1.00 par value; 516 shares
authorized, issued and outstanding at February 28, 2007	1	-
Class A Common Stock - $0.01 par value; 75,000,000 shares authorized;
41,476,582 and 37,449,820 shares issued and outstanding at
February 28, 2007 and 2006, respectively	415	374
Class B Common Stock - $0.01 par value; 1,554,936 shares authorized;
186,558 and 186,658 shares issued and outstanding at February 28, 2007 and
2006 respectively	2	2
Additional paid-in capital	28,612	25,999
Accumulated deficit	(25,382)	(22,697)
Total stockholders’ equity	3,652	3,682
Total liabilities and stockholders’ equity	$28,767	$25,196

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	For the Fiscal Years Ended
	February 28, 2007	February 28, 2006	February 28, 2005
REVENUES:
Service revenues	$89,401	$71,528	$67,937

COSTS AND EXPENSES:
Service costs	70,394	54,721	54,732
General and administrative expenses	17,896	15,830	17,033
Depreciation and amortization	510	517	700
Loss on litigation settlement	342	-	-
Office closing and restructuring charge	-	-	1,431
Total operating expenses	89,142	71,068	73,896
INCOME (LOSS) FROM OPERATIONS:	259	460	(5,959)

INTEREST AND OTHER EXPENSE (INCOME):
Interest expense, net	2,292	2,188	2,191
Other expense (income), net	173	(23)	(914)
Reversal related to TLCS guarantee	-	-	(2,293)
Total interest and other expense (income)	2,465	2,165	(1,016)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,206)	(1,705)	(4,943)

INCOME TAX (BENEFIT) PROVISION	(47)	50	3,516

NET LOSS FROM CONTINUING OPERATIONS	(2,159)	(1,755)	(8,459)

DISCONTINUED OPERATIONS:
Loss from discontinued operations net of tax benefit of
$1,452 in 2005	-	(577)	(1,945)
NET LOSS	$(2,159)	$(2,332)	$(10,404)

DIVIDENDS ACCRETED TO PREFERRED STOCKHOLDERS'	526	273	70

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS'	$(2,685)	$(2,605)	$(10,474)

Loss Per Share:
Loss from continuing operations:
Loss per basic and diluted common share	$(0.07)	$(0.06)	$(0.34)
Loss from discontinued operations:
Loss per basic and diluted common share	$-	$(0.02)	$(0.08)
Net loss:
Loss per basic and diluted common share	$(0.07)	$(0.08)	$(0.42)

Weighted average basic and dilute common shares outstanding	39,394,123	31,955,483	25,113,624

See notes to consolidated financial statements

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(dollars in thousands, except per share data)
See notes to consolidated financial statements

	Class B		Class C		Class A		Class B		Additional
	Preferred Stock		Preferred Stock		Common Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, Feb. 29, 2004	-	$-	-	$-	24,665,537	$247	245,417	$3	$14,421	$(9,618)	$5,053

Exchange of Class B for Class A Common Stock	-	-	-	-	55,000	1	(55,000)	(1)	-	-	-

Issuance of shares through Employee Stock Purchase	-	-	-	-	13,796	1	-	-	8	-	9

Sale of Common stock, net of issuance costs of $358	-	-	-	-	1,682,104	16	-	-	160	-	176

Common Stock issued for services	-	-	-	-	165,000	1	-	-	49	-	50

Accrued dividends on Preferred Stock	-	-	-	-	-	-	-	-	-	(70)	(70)

Net loss	-	-	-	-	-	-	-	-	-	(10,404)	(10,404)
Balances, Feb. 28, 2005	-	-	-	-	26,581,437	266	190,417	2	14,638	(20,092)	(5,186)

Exchange of Class B for Class A Common stock	-	-	-	-	3,759	-	(3,759)	-	-	-	-

Issuance of Series B Preferred Stock for Debt	4,050	4	-	-	-	-	-	-	8,096	-	8,100

Common Stock issued on the conversion of debt net issuance costs - $173	-	-	-	-	9,909,379	99	-	-	2,898	-	2,997

Sale of Common stock, net of issuance costs of $16	-	-	-	-	844,359	8	-	-	241	-	249

Interest satisfied by Common Stock issuances	-	-	-	-	110,886	1	-	-	28	-	29

Issuance of Common Stock warrants	-	-	-	-	-	-	-	-	98	-	98

Accrued dividends on Preferred Stock	-	-	-	-	-	-	-	-	-	(273)	(273)

Net loss	-	-	-	-	-	-	-	-	-	(2,332)	(2,332)
Balances, February 28, 2006	4,050	4	0	0	37,449,820	374	186,658	2	25,999	(22,697)	3,682

Exchange of Class B for Class A Common Stock	-	-	-	-	100	-	(100)	-	-	-	-

Issuance of Series C Preferred Stock, net of fees of $78	-	-	516	1	-	-	-	-	921	-	922

Stock-Based Compensation	-	-	-	-	-	-	-	-	416	-	416

Sale of Common Stock and warrants net of issuance costs of $110	-	-	-	-	3,287,666	34	-	-	913	-	947

Common Stock issued for conversion of debt	-	-	-	-	738,996	7	-	-	258	-	265

Issuance of Common Stock warrants	-	-	-	-	-	-	-	-	68	-	68

Beneficial Conversion	-	-	-	-	-	-	-	-	5	(5)	-

Accrued dividends on Preferred Stock	-	-	-	-	-	-	-	-	32	(521)	(489)

Net loss	-	-	-	-	-	-	-	-	-	(2,159)	(2,159)
Balances, February 28, 2007	4,050	$4	516	$1	41,476,582	$415	186,558	$2	$28,612	$(25,382)	$3,652

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	For the Fiscal Years Ended
	February 28,	February 28,	February 28,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(2,332)	$(10,404)
Loss from discontinued operations	-	(577)	(1,945)
Net loss from continuing operations	(2,159)	(1,755)	(8,459)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Depreciation and amortization	510	517	700
Amortization of debt financing costs	124	50	284
Amortization of discount on convertible debenture	-	-	40
In kind interest	5	124	-
Stock based compensation	416	-	-
Fair value of warrants issued for services	-	98	-
Provision for doubtful accounts	(35)	(217)	188
Reversal related to TLCS guarantee	-	-	(2,293)
Deferred income taxes	-	-	3,477
Impairment of goodwill	-	40	1,431
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,200)	(1,538)	1,050
Prepaid expenses and other current assets	(89)	(1,650)	323
Other assets	(24)	976	(765)
Accounts payable and accrued expenses	358	(1,051)	(140)
Other long-term liabilities	(40)	(95)	(330)
Net cash (used in) provided by discontinued operations	-	(1,450)	8,021
Net cash (used in) provided by operating activities	(3,134)	(5,951)	3,527
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(243)	(69)	(77)
Acquisition of business	(583)	-	-
Purchase of intangibles	(245)	-	-
Net cash provided by discontinued operations	-	4,089	-
Net cash (used in) provided by investing activities	(1,071)	4,020	(77)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment of) proceeds from borrowings of notes and capital lease obligation	(540)	(709)	767
Proceeds from (repayment of) term loan facility	3,398	856	(1,568)
Issuance of notes payable	-	-	1,500
Payment of debt assumed in acquisitions	(1,012)	-	-
Decrease in book overdraft	(196)	(412)	(753)
Debt financing costs	-	(152)	(67)
Issuance of common stock, net of issuance costs of $139 in 2007 and $189 in 2006	947	76	185
Issuance of preferred stock, net of issuance costs of $78 in 2007	922	-	-
Borrowings under new credit facility	-	-	800
Issuance of convertible notes and warrants	-	2,100	590
Net cash provided by (used in) discontinued operations	-	114	(4,405)
Net cash provided by (used in) financing activities	3,519	1,873	(2,951)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(686)	(58)	499

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	984	1,042	543

CASH AND CASH EQUIVALENTS, END OF YEAR	$298	$984	$1,042

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
(Continued)

Supplemental Data:	2007	2006	2005
Interest Paid	$1,825	$3,349	$2,844
Taxes Paid	23	20	100

Shares issued for future services	$-	$-	$50
Conversion of debt to common stock	265	3,170	-
Conversion of debt to preferred class B	-	8,100	-
Forgiveness of debt	-	17,344	-
Warrants issued for extension of debt agreement	68	-	-
Capital lease obligations incurred	113	-	-
In kind & beneficial conversion dividends	37	-	-
Accrued dividends	489	273	70

See notes to consolidated financial statements

ATC HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Amounts)

1. Organizations And Basis Of Presentation

ATC Healthcare, Inc. and Subsidiaries, including ATC Healthcare Services, Inc., Critical Nursing Solutions (“CNS”) and ATC Staffing Services, Inc., (collectively, the “Company”), are providers of supplemental staffing to healthcare facilities. In August 2001, the Company changed its name from Staff Builders, Inc. to ATC Healthcare, Inc. The Company offers a skills list of qualified health care associates in over 50 job categories ranging from the highest level of specialty nurse, including critical care, neonatal and labor and delivery, to medical administrative staff, including third party billers, administrative assistants, claims processors, collection personnel and medical records clerks. The nurses provided to clients include registered nurses, licensed practical nurses and certified nursing assistants.

The Company has incurred losses from operations for the past three years and, until the conversion of $8.1 million of debt to Preferred B Stock on August 31, 2005, had a stockholders’ deficiency. As of February 28, 2007, the Company had stockholders’ equity of $3.7 million. In addition, as of February 28, 2007, the Company failed to comply with all its covenants with respect to its revolving loan agreement, for which it has received a waiver. Management has implemented a plan whereby they will continue to add licensees, which they believe will return the Company to profitability. It should be noted that the Company sold in a private transaction common stock totaling $1..5 million in gross proceeds, subsequent to the balance sheet date.

On April 22, 2005, the Company sold substantially all of the assets and liabilities of its AllCare Nursing Services business, which consisted primarily of goodwill and accounts receivable, to Onward Healthcare, Inc. (“Onward”), see Note 4 “Discontinued Operations”.

2. Summary Of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after the elimination of all significant intercompany balances and transactions and include the results of operations of purchased businesses from the respective dates of acquisition.

Revenue Recognition

The majority of the Company’s service revenues are derived from a form of franchising under which independent companies or contractors (“licensees”) represent the Company within a designated territory. These licensees assign Company medical staffing personnel to service clients under the Company’s contracts, trade names and service marks. The Company pays and distributes the payroll for these direct service personnel who are all employees of the Company. The Company administers all payroll withholdings and payments, bills the customers and receives and processes the accounts receivable. The revenues and related direct costs are included in the Company’s service revenues and service costs. The licensees are responsible for providing an office and paying related expenses for administration including rent, utilities and costs for administrative personnel.

The Company pays a monthly distribution or commission to its licensees based on a defined formula of gross margin generated. Generally, the Company pays a licensee approximately 55% of gross margin (60% for certain licensees who have longer relationships with the Company). There is no payment to the licensees based solely on revenues.

For Fiscal 2007, 2006 and 2005, total licensee distributions net of discontinued operations, were $7,122, $6,951 and $5,965 respectively, and are included in general and administrative expenses.

The Company recognizes revenue as the related services are provided to customers and when the customer is obligated to pay for such completed services. The Company bills its customers an hourly rate for the services performed by our nurses on a weekly basis. Terms of payment are net 30 days. Employees assigned to particular customers may be changed at the customer’s request or at the Company’s initiation. A provision for uncollectible and doubtful accounts is provided for amounts billed to customers, which may ultimately be uncollectible due to documentation disputes or the customer’s inability to pay.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities in the consolidated financial statements. Actual results could differ from those estimates. The most significant estimates relate to the collectibility of accounts receivable, obligations under workers’ compensation and valuation allowances on deferred taxes.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards Board (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company periodically reviews its long-lived assets to determine if any impairment exists based upon projected, undiscounted net cash flows of the Company. As of February 28, 2007 the Company believes that no impairment of long-lived assets exists.

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

In accordance with SFAS 142, the Company performs an annual impairment test at the end of each year for its unamortized goodwill and other intangible assets. As a result of the impairment tests performed, the Company charged operations $40 for the year ended February 28, 2006 and $5,274 (of which $3,843 pertains to discontinued operations) and $889 for the years ended February 28, 2005, respectively, for goodwill and intangibles the Company determined were impaired. No impairment was required to be recorded at February 28, 2007. During Fiscal 2006 the Company’s net goodwill decreased by $40 as a result of the impairment charge. During Fiscal 2005, the Company’s net goodwill decreased by $5,172 and the Company’s net intangibles decreased by $102 as a result of impairment charges.

Goodwill and other intangibles are as follows:
	February 28, 2007		February 28, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Amortization Period
Goodwill	$6,134	$-	$5,357	$-	none
Covenants not to compete	590	401	500	307	10
Other intangibles	920	596	674	456	3-10
	$7,644	$997	$6,531	$763

Amortization expense was $233, $205 and $279 for Fiscal Years 2007, 2006 and 2005, respectively.

Estimated amortization expense for the next five Fiscal Years is as follows:
Amortization Expense

2008	$ 225
2009	130
2010	57
2011	49
2012	41

Insurance Costs

The Company is obligated for certain costs under various insurance programs, including workers’ compensation. The Company recognizes their obligation associated with these policies in the period the claim is incurred. The Company records an estimate of the ultimate cost of, and reserve for, workers compensation based on actuarial computations using the Company’s loss history as well as industry statistics. Zurich Insurance Company provides excess reinsurance for all claims over $400,000 per occurrence as well as aggregate coverage for overall claims borne by the group of companies that participate in the program. The program also provides for risk sharing among members for infrequent, large claims over $100,000 but less then $400,000. The Company is responsible for all claims under $100,000. Furthermore, in determining reserves, the Company includes reserves for estimated claims incurred but not reported. Such estimates and the resulting reserves are reviewed and updated periodically, and any adjustments resulting there from are reflected in earnings currently.

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, ACCOUNTING FOR INCOME TAXES. Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using the enacted statutory rates in effect at the balance sheet date. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exists. The current tax provisions for Fiscal year’s 2007 and 2006 consist entirely of state and local income taxes representing minimum taxes due to certain states.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS - an amendment of FASB Statements No. 87, 88, 106 and 132(R) ("SFAS 158"). SFAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also require additional disclosures in the notes to financial statements. SFAS No. 158 had no impact to the Company’s consolidated financial statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS ("SAB No. 108") to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet. The Company adopted SAB No. 108 for the year ended February 28, 2007 with no impact to the Company’s consolidated financial statements.

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

3. Acquisitions

On June 12, 2006, the Company completed the acquisition of certain assets of Critical Nursing Solutions, Inc. (“CNS”), a leading provider of per-diem and travel-nursing services in the Arizona market. The purchase price is up to $850 including possible earn-out amounts that are more than likely to be earned. As part of the transaction we obtained three locations of CNS in Arizona. The results of operations of CNS are included in the consolidated financial statements from the date of acquisition.

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
$867

Goodwill of $777 is deductible for tax purposes.

The purchase price includes an earn-out in the form of a contingent purchase price totaling $500. This earn-out is to be earned over a 14 month period following the date of acquisition. The covenant not to compete of $90 is being amortized over 3 years. Accumulated amortization at February 28, 2007 is $23.

Pro Forma Financial Information - The following unaudited pro forma summary reflects the Company’s results as if the acquisition of CNS had occurred at the beginning of each period presented. These pro forma results have been prepared for comparative purposes only and are not indicative of what would have occurred had the acquisition been made at the beginning of the respective periods, or of the results which may occur in the future.
	Fiscal Year Ended	Fiscal Year Ended
	February 28, 2007	February 28, 2006
Revenues as reported	$89,401	$71,528
Revenues pro forma	$92,088	$79,362
Net loss attributable to common stockholders, as reported	$ (2,685)	$(2,605)
Net loss attributable to common stockholders, pro forma	$(2,554)	$(2,443)
Net loss per basic and diluted shares as reported	$(.07)	$(.08)
Net loss per basic and diluted shares pro forma	$(.06)	$(.08)

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

The Company was required to use the funds that it received from the sale to Onward to retire approximately $13.0 million in bank debt and to repay and restructure the $28.1 million in promissory notes outstanding to the sellers of Direct Staffing. In connection with obtaining its lender’s consent to the sale and paying down its bank debt, the Company’s revolving credit facility was permanently reduced from $35.0 million to $15.0 million. As a result of the repayment and restructuring of the Direct Staffing promissory notes, those obligations were reduced from $28.1 million to $8.1 million of which $17.3 million was forgiveness of debt and is included as a reduction of loss on discontinued operations. On August 30, 2005, the remaining $8.1 million in promissory notes were converted into 2,050 shares of Series B Preferred stock.

The Company wrote-off goodwill of $3.8 million as of February 28, 2005, which represents the difference in the sales price of AllCare Nursing and the book value of its net assets including goodwill. The Company’s consolidated financial statements reflect AllCare Nursing as discontinued operations in the financial results of the Company for Fiscal Years 2006 and 2005.

Revenue and loss from discontinued operations for Fiscal 2006 (only through date of disposition of April 22, 2005), and 2005 is presented in the chart below:
	February 28, 2006	February 28, 2005

Revenue	$ 5,480	$ 37,373

(Loss)	$ (577)	$ (1,945)

Interest expense included in discontinued operations was $443 and $2,253 for Fiscal Years ended February 28, 2006 and 2005, respectively.

5.	Fixed Assets

Fixed assets consist of the following:
	Estimated Useful	February 28,
	Life in Years	2007	2006
Computer equipment and software	3 to 5	$1,150	$872
Office equipment, furniture and fixtures	5	144	72
Leasehold improvements	5	158	158
		1,452	1,102
Less: accumulated depreciation
and amortization		1,166	895
Total		$286	$207

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

6. Prepaid Expenses and Other Current Assets

 Prepaid expenses and other current assets consist of the following:
	February 28,
	2007	2006
Prepaid workers compensation expense	$3,808	$3,498
Other	2,388	2,670
Total	$6,196	$6,168

7. Accrued Expenses

Accrued expenses consist of the following:
	February 28,
	2007	2006
Payroll and related taxes	$1,970	$1,412
Accrued licensee distributions payable	1,121	1,195
Accrued insurance	1,962	1,683
Dividends payable	608	202
Earnout payable on CNS acquisition	267	-
Other	655	570
Total	$6,583	$5,062

8. Financing Arrangements

The Company entered into a Financing Agreement, as amended, with a lending institution, HFG Healthco-4 (“HFG”), whereby the lender agreed to provide a revolving credit facility and term loan facility. The revolving credit facility was for up to $35 million, but was amended in connection with the sale of AllCare on April 22, 2005, reducing the amount of the facility to $15 million. Subsequently on November 7, 2005 the facility was further amended to modify certain financial ratio covenants as of November 30, 2005 and to increase availability from 80% of receivables to 85%, and to extend the revolving loan term from April 2008 to November 2008. As amended, availability under the credit facility is based on a formula of eligible receivables as defined in the Financing Agreement. On April 22, 2005 in connection with the sale of AllCare, the liability due on the Company’s revolving line of credit was paid down by the amount of $12,123 and the outstanding term loan balance of $1,888 was extinguished.

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

9. Notes Payable

Notes payable consist of the following:
	February 28,
	2007	2006

Notes payable to DSS and DSI (a)	$-	$120
Others	135	244
Notes from related parties (b)	1,052	1,230
Convertible debentures (c)	-	285
	1,187	1,879
Less: current portion	56	1,629
	$1,131	$250

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

The three owners held notes in the aggregate principal amount of $330 that matured on October 31, 2005 and were subject to the subordination agreement between the owner and the Company’s senior lender. The notes bore interest at the rate of 8% per annum. They were convertible at the option of the holders into Class A Common Stock of the Company based on the average closing price of the stock for the three trading days immediately preceding the conversion date. It was contemplated that the Notes would be repaid from funds released from the escrow created as a part of the Company’s sale of its AllCare Nursing business. As of February 28, 2006, $120 remained outstanding on these notes, which were repaid during Fiscal 2007.

(b) On December 15, 2004 the Company entered into a $1.5 million 15% convertible subordinated note with the wife of one of the executive officers of the Company. The note bore interest at 15% per annum and matured on January 15, 2007. The note was to be repaid in eight equal installments commencing April 15, 2005, subject to restrictions on the sources of such payment. At the option of the holder, all or a portion of the note could have been converted at any time, plus accrued but unpaid interest, into shares of Class A Common Stock at a per share price equal to $0.38 cents per share. On January 15, 2007, the note’s due date, the holder agreed to delay repayment of the remaining principal of $1,052 to January 15, 2009. The note is subordinated to borrowings under the Company’s credit facility and remains convertible at $0.38 per share. In conjunction with the extension of the note due date, the holder was issued five-year warrants to acquire 350,000 shares of the Company’s Class A common stock at $0.50 per share. The fair value of the warrants totaling $68 was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk free interest rate of 4.69%; the expected life of 5 years and volatility of 83%. The fair value of the warrants is being amortized to interest expense over the two-year note extension period. Interest expense of $5 was recorded during the year ended February 28, 2007.
(c) On May 25, 2005, the Company issued a Promissory Note to Cornell Capital Partners L.P. (“Cornell”) in the principal amount of $850. As was contemplated, the Note was to be repaid through issuances of Class A Common Stock to Cornell under the Standby Equity Distribution Agreement between the Company and Cornell. On October 9, 2006, the Company repaid the balance due under the note and, as a result, no further shares of Common Stock will be issued under the Standby Equity Distribution Agreement. See Note 12 included herein.

On April 19, 2004 upon execution of the Standby Equity Distribution Agreement, a Convertible Debenture in the principal amount of $140 was issued to Cornell as a Commitment fee. The Convertible Debenture had a term of three years, accrued interest at 5% and was convertible into the Company’s Common Stock at a price per share of 100% of the lowest closing bid price for the three days immediately preceding the conversion date. At February 28, 2005, $90 was outstanding on the Convertible Debenture. The note was paid in full during the year ended February 28, 2006.

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

For financial reporting purposes the warrants were accounted for as a liability. The fair value of the warrants, which amounted to $95 on the date of grant, was recorded as a reduction to the April Maturity Notes. The warrant liability was reclassified to equity on September 30, 2005 the effective date of the registration statement, evidencing the non-impact of these adjustments on the Company’s financial position and business operations.

The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk free interest rate of 4%; the expected life of 4 years and volatility of 111%.

On and after September 14, 2005, the Company sold $1,250 of its Convertible Notes due September 14, 2006 to 19 purchasers. Those notes were convertible into shares of the Company’s Class A Common Stock, at the rate of $0.37 per share, and bore interest at the rate of 12 percent (12%) per year in shares of Common Stock. Each Note was accompanied by a warrant to purchase one share of Common Stock for each four shares into which the Note was convertible. The warrants are exercisable at $0.60 per share for a period of five (5) years. The Company was obligated to register the shares into which the Notes were convertible as well as the shares subject to the warrants.

By their terms, the Convertible Notes were converted into 3,397,260 shares of Common Stock on September 30, 2005, when the Company’s registration statement became effective. There are 849,315 shares covered by the warrants.

In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock," (EITF 00-19”) and the terms of the warrants and the transaction documents, the warrants were accounted for as a liability. The fair value of the warrants, which amounted to $98 on date of grant, was recorded as a reduction to the Maturity of the Notes. The warrant liability was reclassified to equity in September 2005 on the effective date of the registration statement, and a charge to interest expense in the amount of $98 was taken representing the additional value of the warrants provided in the transaction, which was originally recorded as discount to the notes.

The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 5%; the expected life of 5 years and volatility of 45.79%.

(d) Annual maturities of notes payable discussed above are as follows:

Fiscal Year Ending
2008	$56
2009	1,082
2010	28
2011	21
Total	$1,187

10. Income Taxes

The (benefit) provision for income taxes consists of the following:
	Fiscal Year Ended
	February 28, 2007	February 28, 2006	February 28, 2005
Current:
Federal	$-	$-	$-
State	(47)	50	39
	(47)	50	39
Deferred
Federal	-	-	3,477
State	-	-	-
	-	-	3,477

Total income tax (benefit) provision	$(47)	$50	$3,516

The income tax benefit for 2007 results primarily from an adjustment to minimum state taxes payable. A reconciliation of the differences between income taxes computed at the federal statutory rate and the (benefit) provision for income taxes as a percentage of pretax income from continuing operations for each Fiscal Year is as follows:

	2007	2006	2005
Federal statutory rate	(34.0%)	(34.0%)	(34.0%)
State and local income taxes, net	(4.8%)	2.9%	1.6%
of federal income tax benefit
Valuation allowance increase	34.8%	34.0%	103.3%
Other	1.9%	0.0%	.2%
Effective rate	(2.1%)	2.9%	71.1%

The Company’s net deferred tax assets are comprised of the following:

	February 28, 2007	February 28, 2006
Current:
Allowance for doubtful accounts	$83	$99
Accrued expenses	933	762
	1,016	861
Valuation allowance	(1,016)	(861)
	-	-
Non-current:
Net operating loss carryforward	7,620	7,125
Accumulated depreciation and amortization	925	993
Others	131	(7)
	8,676	8,111
Valuation allowance	(8,676)	(8,111)
	$-	$-

Due to its continuing losses, the Company provided a valuation allowance for its deferred taxes. The Company intends to maintain its valuation allowance until such time as positive evidence exists to support reversal of the valuation allowance. Income tax provision recorded in the future will be reduced to the extent of offsetting reductions in the Company’s valuation allowance.

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
Fiscal Year Ending

2008	$823
2009	598
2010	536
2011	435
Total minimum lease payments	$2,392

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

If a “change of control” (as defined in the agreements) were to occur and cause the respective employment agreements to terminate, the Company would be required to make lump sum severance payments of $906 and $1,212, respectively to the officers who amended their employment contracts in November 2002. In addition, the Company would be liable for payments to other officers, of which such payments are immaterial.

Litigation:

Transportation Insurance Company, Continental Casualty Company and CNA Claim Plus, Inc. v. ATC Healthcare Services, Inc. and ATC Healthcare, Inc. (United States District Court for the Eastern District of New York No. CV 04-4323). Plaintiff insurance companies (collectively “CNA”) filed this action in 2004 to recover insurance premiums, claims reimbursements, claims handling fees, taxes and interest alleged to be owed by the Company and by its wholly-owned subsidiary ATC Healthcare Services, Inc. (collectively the “Company”) to CNA under 1999-2003 workers compensation insurance programs. CNA sought over $3 million in damages, “subject to change as additional claims are paid under the policies, as future computations are undertaken, and as additional claim reimbursement and claim service billings are prepared.” Following an analysis and accounting by the Company’s expert of whether CNA properly dispatched its claim-handling duties and whether its invoices were fair and reasonable, the Company counterclaimed that CNA mishandled claims, overstated invoices, and in fact owes the Company a substantial sum of money. In April 2007, the parties settled the lawsuit, including all claims and counterclaims, and in May 2007 dismissed the case in its entirety. As part of their settlement, the parties entered into a confidentiality agreement covering the settlement terms. As a result of this settlement, the Company recorded a loss on litigation settlement of $342 in its consolidated financial statements for the fiscal year ended February 28, 2007.

In addition, the Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business. Management and legal counsel periodically review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred, and the availability and extent of insurance coverage and established reserves. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on these reviews and the likely disposition of the lawsuits, these matters will not have a material effect on the Company’s financial position, results of operations or cash flows.

12. Stockholders’ Equity

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

Series B Convertible Preferred Stock:

On August 31, 2005, the three subordinated promissory notes representing the remaining consideration due from the Company to the sellers of the Company’s AllCare Nursing Services business (who are considered related parties) were converted into shares of the Company’s Series B Convertible Preferred Stock. Each of the three promissory notes was dated April 22, 2005, was in the principal amount of $2.7 million from two of the Company’s subsidiaries, and was converted into 1,350 shares of Preferred Stock on the basis of one share for every $2,000.00 of principal amount.

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

Series C Convertible Preferred Stock:

On May 31, 2006, the Company sold 500 shares of its 6% Convertible Series C Preferred Stock (the “Series C Preferred Stock”) to one accredited investor for $1 million.  Each Series C Preferred share is convertible into the Company’s Class A Common Stock at $0.45 per common share.  As part of the sale, for every $1.35 invested, the purchaser also received a warrant to purchase one share of the Company’s Class A Common Stock at $0.60 over a five-year period, for a total of 741,000 shares subject to the warrants.  The fair value of the warrants is equal to $139 based on the fair value method of accounting using a Black-Scholes valuation model. The Company paid the placement agent a seven percent commission of $78 and granted the agent a warrant to purchase 155,000 shares of the Company’s Class A Common Stock for $0.60 per share. The fair value of the placement agent warrant is equal to $29 based on the fair value method of accounting using a Black-Scholes valuation model.

Pursuant to the terms of the registration rights agreement entered in connection with the transaction, the Company is required to file with the Securities and Exchange Commission (the “SEC”) a registration statement under the Securities Act of 1933, as amended, covering the resale of the common stock underlying the Series C Preferred Stock purchased and the common stock underlying the warrants. This registration statement was filed and declared effective by the SEC in the second quarter of Fiscal 2007.

In accordance with EITF 00-19 and the terms of the warrants and the transaction documents, the warrants were initially accounted for as a liability due to a substantial penalty for failing to file, and have declared effective, a Registration Statement covering the underlying shares. The fair value of the warrants, which amounted to $139 on the date of grant, was recorded as a reduction in Additional Paid In Capital. The warrant liability was reclassified to equity on the effective date of the registration statement, evidencing the non-impact of these adjustments on the Company’s financial position and results of operations.

The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 5.11%; the expected life of 5 years and volatility of 64%.

In addition, in accordance with EITF 00-27, the Company recorded a dividend for the beneficial conversion of $5 based on the difference between the effective conversion price of Series C and the fair value of the Company’s Common Stock. The beneficial conversion is included in accreted dividends.

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

Issuance of Common Stock:

On January 16, 2007, the Company sold to one accredited investor for $600, 2,000,000 shares of the Company's Class A Common Stock and a warrant to acquire 1,000,000 shares of Class A Common Stock at $0.45 per share, exercisable over a five-year period. The Company paid a finder a seven percent commission of $42 and granted the finder 140,000 five-year warrants to purchase shares of Class A Common Stock for $0.45 per share. See Note 17., included elsewhere herein, for a discussion of the sale of additional Class A Common Stock subsequent to February 28, 2007.

In connection with the warrants, there is a penalty provision if the underlying shares are not registered.
In accordance with FSP EITF 00-19-2, the likelihood of a penalty being incurred for failure to receive approval on the Registration Statement is remote, no accrual is deemed necessary for any penalty. In accordance with the agreement, penalties for failure to register timely amount to $15 per month and will incur on a pro-rata basis.

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

In November 2004, the Securities and Exchange Commission declared the Company’s S-1 effective. As of February 28, 2006, the Company issued 7,279,434 shares (of which 5,615,512 were issued in Fiscal 2006) to Cornell under the Agreement and a $140 Convertible Debenture (and to pay a fee to Arthurs Lestrange & Company, Inc., as a private placement agent) with sales prices of $0.18 to $0.41 per share. The 5,615,512 shares issued consisted of 4,660,272 issued upon the conversion of debt 844,359 shares issued for cash and 110,886 shares issued for the payment of interest. The Company received net proceeds of $1,927 (net of expenses of $358) from the sale of these securities.

During Fiscal 2007, the Company issued 1,287,666 shares to Cornell for cash and 738,996 shares upon the conversion of debt. The Company received cash of $455 and converted debt of $265. The Agreement was terminated in October 2006 and no further shares will be issued.

On and after September 14, 2005, the Company sold $1,250 of its Convertible Notes due September 14, 2006 to 19 purchasers. Those notes were convertible into shares of the Company’s Class A Common Stock and bore interest at the rate of 12 percent (12%) per year in shares of Common Stock, at the rate of $0.37 per share. Each Note was accompanied by a warrant to purchase one share of Common Stock for each four shares into which the Note was convertible. The warrants are exercisable at $0.60 per share for a period of five (5) years. The Company was obligated to register the shares into which the Notes were convertible as well as the shares subject to the warrants. By their terms, the Convertible Notes were converted into 3,397,260 shares of Common Stock on September 30, 2005, when the Company’s registration statement became effective. There are 849,315 shares covered by the warrants.

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

Common Stock Warrants:

All of the Company’s common stock warrants have a five-year term and are exercisable upon issuance. Information regarding the Company’s common stock warrants is summarized below:
	Stock Warrant	Warrant Exercise	Weighted Average
	Activity	Price	Exercise Price
Warrants outstanding as of March 1, 2004	57,363	$0.01	$0.01
Issued	250,000	$0.75	$0.75
Exercised	-	-	-
Expired	-	-	-
Warrants outstanding as of February 28, 2005	307,363	$0.01 - $0.75	$0.61
Issued	849,315	$0.60	$0.60
Exercised	-	-	-
Expired	-	-	-
Warrants outstanding as of February 28, 2006	1,156,678	$0.01 - $0.75	$0.60
Issued	2,386,000	$0.45 - $0.60	$0.51
Exercised	-	-	-
Expired	-	-	-
Warrants outstanding as of February 28, 2007	3,542,678	$0.01 - $0.75	$0.54

Common Stock Options:

1993 Stock Option Plan

During the year ended February 28, 1994, the Company adopted a stock option plan (the “1993 Stock Option Plan”). Stock options issued under the 1993 Stock Option Plan may be incentive stock options (“ISOs”) or non-qualified stock options (“NQSOs”). This plan replaced the 1986 Non-Qualified Plan and the 1983 Incentive Stock Option Plan, which terminated in 1993 except as to options then outstanding. Employees, officers, directors and consultants are eligible to participate in the 1993 Stock Option Plan. Options are granted at not less than the fair market value of the Common Stock at the date of grant and vest over a period of two years.

A total of 3,021,750 stock options were granted under the 1993 Stock Option Plan, at prices ranging from $0.50 to $3.87, of which 799,000 remain outstanding at February 28, 2007.

1994 Performance-Based Stock Option Plan

During the year ended February 28, 1995, the Company adopted a stock option plan (the “1994 Performance-Based Stock Option Plan”) that provides for the issuance of up to 3.4 million shares of Common Stock. Executive officers of the Company and its wholly owned subsidiaries are eligible for grants. Performance-based stock options are granted for periods of up to 10 years and the exercise price is equal to the average of the closing price of the common stock for the 20 consecutive trading days prior to the date on which the option is granted. Vesting of Performance Based Stock Options is during the first four years after the date of grant, and is dependent upon increases in the market price of the common stock.

Since inception, a total of 10,479,945 stock options were granted under the 1994 Performance-Based Stock Option Plan, at option prices ranging from $.53 to $3.14, of which 2,767,382 remain outstanding at February 28, 2007.

1998 Stock Option Plan

During Fiscal 1999, the Company adopted a stock option plan (the “1998 Stock Option Plan”) under which an aggregate of two million shares of Common Stock are reserved for issuance. Options granted under the 1998 Stock Option Plan may be ISOs or NQSOs. Employees, officers and consultants are eligible to participate in the 1998 Stock Option Plan. Options are granted at not less than fair market value of the Common Stock at the date of grant and vest over a period of two years.

A total of 1,898,083 stock options were granted under the 1998 Stock Option Plan, at exercise prices ranging from $.23 to $2.40, of which 860,500 remain outstanding at February 28, 2007.

2000 Stock Option Plan

During Fiscal 2001, the Company adopted a stock option plan (the “2000 Stock Option Plan”) under which an aggregate of three million shares of Common Stock is reserved for issuance. Both key employees and non-employee directors, except for members of the compensation committee, are eligible to participate in the 2000 Stock Option Plan.

A total of 930,000 stock options were granted under the 2000 Stock Option Plan at an exercise prices ranging from $0.35 to $1.02, of which 530,000 are outstanding as of February 28, 2007.

Information regarding the Company’s stock option activity is summarized below:
	Stock Option Activity	Option Price	Weighted-Average Exercise Price
Options outstanding as of March 1, 2004	4,626,882	$.25 - $2.40	$0.63
Granted	-	-	-
Exercised	-	-	-
Terminated	-	-	-
Options outstanding as of February 28, 2005	4,626,882	$.25 - $2.40	$0.63
Granted	-	-	-
Exercised	-	-	-
Terminated	(500,000)	$.34- $2.40	$0.59
Options outstanding as of February 28, 2006	4,126,882	$.25 - $1.02	$0.63
Granted	1,330,000	$.35 - $0.36	$0.36
Exercised	-	-	-
Terminated	(500,000)	$.79- $1.02	$0.97
Options outstanding as of February 28, 2007	4,956,882	$.25 - $0.85	$0.51

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

The following table summarizes information about stock options outstanding at February 28, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.25 to $.58	2,179,500	6.8	$0.41	1,069,500	$0.47
$0.59	2,767,382	2.8	$0.59	1,383,691	$0.59
$.60 to $0.85	10,000	5.7	$0.78	10,000	$0.78
	4,956,882	4.6	$0.51	2,463,191	$0.54

A summary of the Company’s nonvested shares as of February 28, 2007, and changes during the year then ended is presented below:
	Options	Weighted Average Grant Date Fair Value
Nonvested options outstanding, beginning of period	1,417,024	$0.50
Granted	1,110,000	0.36
Vested	-	-
Terminated	(33,333)	0.68
Nonvested options outstanding, end of period	2,493,691	$0.43

As of February 28, 2007, there was $171 of total unrecognized compensation expense related to nonvested share-based compensation, as well as current period grants of stock options expense. This cost will be recognized through August 2009.

The Company accounted for its employee incentive stock option plans in prior years using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123. Had the Company determined compensation expense at February 28, 2006 and February 28, 2005, based on the fair value at the grant dates for those awards consistent with the method of SFAS 123, the Company’s net loss per share would have been the following pro forma amounts:
	February 28, 2006	February 28, 2005

Net loss, as reported	$(2,332)	$(10,404)
Less: Fair value method of stock based compensation, net of tax	(488)	(1,014)
Net loss, pro forma	$(2,820)	$(11,418)

Basic net loss per share as reported	$(0.08)	$(0.42)
Proforma basic net loss per share	$(0.09)	$(0.45)
Diluted net loss per share as reported	$(0.08)	$(0.42)
Proforma diluted net loss per share	$(0.09)	$(0.45)

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

14.  Licensee Financial Data
The Company’s consolidated financial statements include service revenues and service costs associated with its licensees. In addition, royalties paid to licensees are included in general and administrative expenses. Summarized below is the breakdown between licensee and Company generated items for the periods presented:

	Year Ended February 28, 2007	Year Ended February 28, 2006	Year Ended February 28, 2005
Company Service Revenue	$26,594	$19,872	$17,693
Licensee Service Revenue	62,807	51,656	50,244
Total Revenue	$89,401	$71,528	$67,937
Company Service Costs	$20,890	$13,961	$13,135
Licensee Service Costs	49,504	40,760	41,597
Total Service Costs	$70,394	$54,721	$54,732
Company General and administrative costs	$10,784	$8,879	$11,068
Licensee Royalty	7,112	6,951	5,965
Total General and Administrative Expenses	$17,896	$15,830	$17,033

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

15. Related Party Transactions

In February 2006, ATC Healthcare Services, Inc., a wholly-owned subsidiary of the Company, entered into a Management Agreement (the “Travel Management Agreement”) with Travel Healthcare Solutions, LLC, a New York limited liability company (“Travel Healthcare”), 33.33% of which is owned by Stephen Savitsky and 16.67% of which is owned by David Savitsky. Under the Travel Management Agreement, Travel Healthcare is responsible for managing and overseeing the Company’s Travel Nurse Division (the “Travel Division”). The Travel Division places healthcare professionals with clients nationwide for long-term assignments. Under the Travel Management Agreement, Travel Healthcare paid the Company a fee of $240 (which has been included in revenue at February 28, 2006) for the Company’s proprietary system of operating the Travel Division. Travel Healthcare will receive management fees under the Agreement equal to 50% of the gross margin realized on the Travel Division’s revenues to the extent they exceed a baseline amount that is greater than the Travel Division’s revenues Fiscal 2007. The Company was not required to make any payments to the Travel Division for Fiscal 2007.

The Travel Management Agreement has an initial term of 10 years and automatically renews for subsequent five-year renewal terms unless the Company exercises its right to purchase Travel Healthcare’s assets and rights under the Travel Management Agreement for a purchase price equal to 50% of the amount by which net sales of the Travel Division for the trailing 12 month period exceed the baseline revenue amount or, if the Company elects not to exercise the right, Travel Healthcare elects to purchase the Division for an amount equal to the baseline revenue amount plus 50% of the amount by which Net Sales of the Division for the trailing 12 month period exceed the baseline revenue amount. The Company also has early termination rights if certain sales thresholds are not achieved. Under the Agreement, the Company is responsible to paying general and administrative costs of the Division in an amount substantially equivalent to the amount expended by the Company to operate the Travel Division with revenue below the baseline amount.

In connection with the sale by the Company of its AllCare Nursing business in April 2005, the Company agreed not to conduct a per diem medical staffing business in the New York City area until Fiscal 2008.

Under the Travel Management Agreement, the Company, subject to certain conditions, granted the Travel Healthcare an option to conduct a per diem medical staffing business under the Company’s then standard license agreement in the New York City area when the AllCare non-compete agreements expires during Fiscal 2008.

During Fiscal 2007 and 2006, the Company entered into license agreements with eight limited liability companies (“Investment Companies”). Stephen Savitsky, our Chairman of the Board, owns 17% and David Savitsky, our Chief Executive Officer, owns 8%, of such Investment Companies. In each case, the Investment Company hired a manager with experience in medical staffing and has provided equity and other incentives to the manager. During Fiscal 2007, a total of four Investment Companies were closed because they did not meet performance expectations. Stephen Savitsky and David Savitsky have discontinued the formation of Investment Companies, focusing instead on making the remaining Investment Companies profitable. The Company received license fees of $89 and $88, respectively, for the Fiscal Years ended in 2007 and 2006 from Investment Companies.

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
Year ended February 28, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues	$19,855	$23,063	$22,627	$23,856

Total net loss available to common stockholders	$(354)	$(500)	$(596)	$(1,235)

Net loss per common share-basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Year ended February 28, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues	$17,010	$17,932	$18,219	$18,367

Net loss available to common stockholders from
continuing operations	$(834)	$(511)	$(389)	$(294)

Net loss available to common stockholders from
Discontinued Operations	$(577)	$-	$-	$-

Total net loss available to common stockholders	$(1,411)	$(511)	$(389)	$(294)

Basic and diluted loss per share:
Loss from continuing operations	$(0.03)	$(0.02)	$(0.01)	$(0.01)
Loss from discontinued operations	$(0.02)	$-	$-	$-

Net loss per common share-basic and diluted	$(0.05)	$(0.02)	$(0.01)	$(0.01)

-	The results of operations of CNS are included above from June 6, 2006, the date of acquisition.
-	The fourth quarter of 2007 included a loss on litigation settlement of $342.
-	Included in the fourth quarter are write-downs to fair value of certain receivables totaling $272.

17. Subsequent Events

On March 5, 2007, in a private transaction, the Company raised $1.5 million through the sale of 5,000,000 shares of the Company's Class A Common Stock and warrants to acquire up to 2,500,000 shares of Class A Common Stock at $0.45 per share over a five-year period. If the Company should later sell shares of its Class A Common Stock at less than $0.45 per share, the exercise price of the warrants would automatically decrease to the lower per share sale price. That change in the exercise price would not affect the number of shares that could be purchased under the warrants.

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

In connection with the warrants, there is a penalty provision if the underlying shares are not registered.

In accordance with FSP EITF 00-19-2, the likelihood of a penalty being incurred for failure to receive approval on the Registration Statement is remote, no accrual is deemed necessary for any penalty. In accordance with the agreement, penalties for failure to register timely amount to $15 per month and will incur on a pro-rata basis.

The fair value of the warrants was $543 and the fair value of the finder warrants was $76. This was calculated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 4.48%; the expected life of 5 years and volatility of 83%.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Fiscal Year Ended
	February 28, 2007	February 28, 2006	February 28, 2005
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Balance, beginning of period	$247	$464	$276

Additions charged to costs and expenses	-	-	430

Write off of bad debts	(35)	(217)	(242)

Balance, end of period	$212	$247	$464

Included in assets held for sale	$-	$-	$1,397

Total	$212	$247	$1,861

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this section will be included in the Company’s definitive Proxy Statement, which will be filed with the Securities Exchange Commission on or before June 28, 2007 and is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this section will be included in the Company’s definitive Proxy Statement, which will be filed with the Securities and Exchange Commission on or before June 28, 2007 and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMNT AND RELATED STOCKHOLDER MATTERS

The information required by this section will be included in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission on or before June 28, 2007 and is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this section will be included in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission on or before June 28, 2007 and is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees billed to the Company by Goldstein Golub Kessler LLP during the fiscal year ended February 28, 2007 were as follows:

Audit fees-Goldstein Golub Kessler LLP billed an aggregate of $115,000 in fees for services rendered for the annual audit of the Company’s consolidated financial statements for the fiscal year ended February 28, 2007 and $82,995 for audit related fees consisting of quarterly reviews and professional services related to an amendment to an S-1 and to a two S-3 Registration Statements.

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

(B) Exhibits

The Exhibits filed as part of the Report are listed in the Index to Exhibits below.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company, filed July 11, 1998. (A)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed August 22, 1991. (B)

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed September 3, 1992. (A)

3.4	Certificate of Retirement of Stock of the Company, filed February 28, 1994. (A)

3.5	Certificate of Retirement of Stock of the Company, filed June 3, 1994. (A)

3.6	Certificate of Designation, Rights and Preferences of the Series A Preferred Stock of the Company, filed June 6, 1994. (A)

3.7	Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed August 23, 1994. (A)

3.8	Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed October 26, 1995. (C)

3.9	Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed December 19, 1995. (D)

3.10	Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed December 19, 1995. (D)

3.11	Amended and Restated By-Laws of the Company. (A)

3.12	Certificate of Amendment of Certificate of Incorporation of Staff Builders, Inc., filed August 2, 2001 (X)

3.13	Certificate of Designation of 5% Convertible Series B Preferred Stock. (BB)

3.14	Certificate of Designation of 6% Convertible Series C Preferred Stock dated May 30, 2006. (DD)

3.15	Certificate of Amendment of Restated Certificate of Incorporation of the Company dated August 21, 2006. (EE)

3.16	Certificate of Amendment of Certificate of Stock Designation of 6% Series C Convertible Preferred Stock dated January 12, 2007. (GG)

4.1	Specimen Class A Common Stock Certificate. (E)

4.2	Specimen Class B Common Stock Certificate. (F)

4.3	Grantor Trust Agreement dated August 31, 2005. (BB)

4.4	Registration Rights Agreement dated August 31, 2005. (BB)

4.5	Form of Subscription Agreement and Letter of Investment Intent. (BB)

4.6	Form of Convertible Note dated September 12, 2005. (BB)

4.7	Form of Warrant to Purchase Shares of Class A Common Stock. (BB)

4.8	Form of Finder’s Warrant to Purchase Shares of Class A Common Stock. (BB)

4.9	Registration Rights Agreement dated September 14, 2005. (BB)

4.10	Form of Warrant to Purchase Shares of Class A Common Stock dated March 5, 2007. (FF)

4.11	Registration Rights Agreement dated March 5, 2007 among the Company and Enable Growth Partners LP, Enable Opportunity Partners LP, and Pierce Diversified Strategy Master Fund LLC, Ena. (FF)

4.12	Form of Warrant to Purchase Shares of Class A Common Stock dated January 12, 2007. (GG)

4.13	Registration Rights Agreement dated January 12, 2007 between the Company and Roaring Fork Capital SBIC, L.P.(GG)

10.1	1986 Non-Qualified Stock Option Plan of the Company. (H)

10.2	First Amendment to the 1986 Non-Qualified Stock Option Plan, effective as of May 11, 1990. (A)

10.3	Amendment to the 1986 Non-Qualified Stock Option Plan, dated as of October 27, 1995. (I)

10.4	Resolutions of the Company’s Board of Directors amending the 1983 Incentive Stock Option Plan and the 1986 Non-Qualified Stock Option Plan, dated as of June 3, 1991. (A)

10.5	1993 Stock Option Plan of the Company. (A)

10.6	1998 Stock Option Plan of the Company (incorporated by reference to Exhibit C to the Company’s Proxy Statement dated August 27, 1998, filed with the Commission on August 27, 1998).

10.7	Amended and Restated 1993 Employee Stock Purchase Plan of the Company. (J)

10.8	1998 Employee Stock Purchase Plan of the Company (incorporated by reference to Exhibit D to the Company’s Proxy Statement dated August 27, 1998, filed with the Commission on August 27, 1998).

10.9	1994 Performance-Based Stock Option Plan of the Company (incorporated by reference to Exhibit B to the Company’s Proxy Statement, dated July 18, 1994, filed with the Commission on July 27, 1994).

10.10	Stock Option Agreement, dated as of March 28, 1990, under the Company’s 1986 Non-Qualified Stock Option Plan between the Company and Stephen Savitsky. (A)

10.11	Stock Option Agreement, dated as of June 17, 1991, under the Company’s 1986 Non-Qualified Stock Option Plan between the Company and Stephen Savitsky. (A)

10.12	Stock Option Agreement, dated December 1, 1998, under the Company’s 1993 Stock Option Plan between the Company and Stephen Savitsky. (K)

10.13	Stock Option Agreement, dated December 1, 1998, under the Company’s 1994 Performance-Based Stock Option Plan between the Company and Stephen Savitsky. (A)

10.14	Stock Option Agreement, dated as of March 28, 1990, under the Company’s 1986 Non-Qualified Stock Option Plan between the Company and David Savitsky. (A)

10.15	Stock Option Agreement, dated as of June 17, 1991, under the Company’s 1986 Non-Qualified Stock Option Plan between the Company and David Savitsky. (A)

10.16	Stock Option Agreement, dated December 1, 1998, under the Company’s 1993 Stock Option Plan between the Company and David Savitsky. (K)

10.17	Stock Option Agreement, dated December 1, 1998, under the Company’s 1994 Performance-Based Stock Option Plan between the Company and David Savitsky. (K)

10.18	Stock Option Agreement, dated December 1, 1998, under the Company’s 1993 Stock Option Plan, between the Company and Edward Teixeira. (K)

10.19	Stock Option Agreement, dated December 1, 1998, under the Company’s 1994 Performance-Based Stock Option Plan, between the Company and Edward Teixeira. (K)

10.20	Stock Option Agreement, dated December 1, 1998, under the Company’s 1998 Stock Option Plan, between the Company and Edward Teixeira. (K)

10.21	Employment Agreement, dated as of June 1, 1987, between the Company and Stephen Savitsky. (A)

10.22	Amendment, dated as of October 31, 1991, to the Employment Agreement between the Company and Stephen Savitsky. (A)

10.23	Amendment, dated as of December 7, 1992, to the Employment Agreement between the Company and Stephen Savitsky. (A)

10.24	Employment Agreement, dated as of June 1, 1987, between the Company and David Savitsky. (A)

10.25	Amendment, dated as of October 31, 1991, to the Employment Agreement between the Company and David Savitsky. (A)

10.26	Amendment, dated as of January 3, 1992, to the Employment Agreement between the Company and David Savitsky. (A)

10.27	Amendment, dated as of December 7, 1992, to the Employment Agreement between the Company and David Savitsky. (A)

10.28	Amended and Restated Loan and Security Agreement, dated as of January 8, 1997, between the Company, its subsidiaries and Mellon Bank, N.A. (M)

10.29	First Amendment to Amended and Restated Loan and Security Agreement dated as of April 27, 1998, between the Company, its subsidiaries and Mellon Bank, N.A. (G)

10.30	Master Lease Agreement dated as of December 4, 1996, between the Company and Chase Equipment Leasing, Inc. (M)

10.31	Premium Finance Agreement, Disclosure Statement and Security Agreement dated as of December 26, 1996, between the Company and A.I. Credit Corp. (M)

10.32	Agreement of Lease, dated as of October 1, 1993, between Triad III Associates and the Company. (A)

10.33	First Lease Amendment, dated October 25, 1998, between Matterhorn USA, Inc. and the Company. (A)

10.34	Supplemental Agreement dated as of January 21, 1994, between General Electric Capital Corporation, Triad III Associates and the Company. (A)

10.35	Agreement of Lease, dated as of June 19, 1995, between Triad III Associates and the Company. (D)

10.36	Agreement of Lease, dated as of February 12, 1996, between Triad III Associates and the Company. (D)

10.37	License Agreement, dated as of April 23, 1996, between Matterhorn One, Ltd. and the Company. (M)

10.38	License Agreement, dated as of January 3, 1997, between Matterhorn USA, Inc. and the Company. (M)

10.39	License Agreement, dated as of January 16, 1997, between Matterhorn USA, Inc. and the Company. (M)

10.40	License Agreement, dated as of December 16, 1998, between Matterhorn USA, Inc. and the Company. (S)

10.41	Asset Purchase and Sale Agreement, dated as of September 6, 1996, by and among ATC Healthcare Services, Inc. and the Company and William Halperin and All Care Nursing Service, Inc. (N)

10.42	Stock Purchase Agreement by and among the Company and Raymond T. Sheerin, Michael Altman, Stephen Fleischner and Chelsea Computer Consultants, Inc., dated September 24, 1996. (L)

10.43	Amendment No. 1 to Stock Purchase Agreement by and among the Company and Raymond T. Sheerin, Michael Altman, Stephen Fleischner and Chelsea Computer Consultants, Inc., dated September 24, 1996. (L)

10.44	Shareholders Agreement between Raymond T. Sheerin and Michael Altman and Stephen Fleischner and the Company and Chelsea Computer Consultants, Inc., dated September 24, 1996. (L)

10.45	Amendment No. 1 to Shareholders Agreement among Chelsea Computer Consultants, Inc., Raymond T. Sheerin, Michael Altman and the Company, dated October 30, 1997. (L)

10.46	Indemnification Agreement, dated as of September 1, 1987, between the Company and Stephen Savitsky. (A)

10.47	Indemnification Agreement, dated as of September 1, 1987, between the Company and David Savitsky. (A)

10.48	Indemnification Agreement, dated as of September 1, 1987, between the Company and Bernard J. Firestone. (A)

10.49	Indemnification Agreement, dated as of September 1, 1987, between the Company and Jonathan Halpert. (A)

10.50	Indemnification Agreement, dated as of May 2, 1995, between the Company and Donald Meyers. (M)

10.51	Indemnification Agreement, dated as of May 2, 1995, between the Company and Edward Teixeira. (A)

10.52	Form of Medical Staffing Services Franchise Agreement. (D)

10.53
Confession of Judgment, dated January 27, 2000, granted by a subsidiary of the Company, to Roger Jack Pleasant. First Lease Amendment, dated October 28, 1998, between Matterhorn USA, Inc. and the Company. (B)

10.54
Forbearance and Acknowledgement Agreement, dated as of February 22, 2000, between TLCS’s subsidiaries, the Company and Chase Equipment Leasing, Inc. Agreement and Release, dated February 28, 1997, between Larry Campbell and the Company. (C)

10.55	Distribution agreement, dated as of October 20, 1999, between the Company and TLCS.(O)

10.56	Tax Allocation agreement dated as of October 20, 1999, between the Company and TLCS. (O)

10.57	Transitional Services agreement, dated as of October 20, 1999,between the company and TLCS. (O)

10.58	Trademark License agreement, dated as of October 20, 1999, between the Company and TLCS. (O)

10.59	Sublease, dated as of October 20, 1999, between the Company and TLCS. (O)

10.60	Employee Benefits agreement, dated as of October 20, 1999, between the Company and TLCS. (O)

10.61	Amendment, dated as of October 20, 1999, to the Employment agreement between the Company and Stephen Savitsky. (P)

10.62	Amendment, dated as of October 20, 1999, to the Employment agreement between the Company and David Savitsky. (P)

10.63	Second Amendment to ATC Revolving Credit Loan and Security Agreement, dated October 20, 1999 between the Company and Mellon Bank, N.A. (P)

10.64	Master Lease dated November 18, 1999 between the Company andTechnology Integration Financial Services. (Q)

10.65	Loan and Security Agreement between the Company and Copelco/American Healthfund Inc. dated March 29, 2000. (Q)

10.66	Loan and Security Agreement First Amendment between the Company and Healthcare Business Credit Corporation (formerly known as Copelco/American Health fund Inc.) dated July 31, 2000. (R)

10.67	Employment agreement dated August 1, 2000 between the Company and Alan Levy. (R)

10.68	Equipment lease agreements with Technology Integration Financial Services, Inc. (R)

10.69	Loan and Security Agreement dated April 6, 2001 between the Company and HFG Healthco-4 LLC. (W)

10.70	Receivables Purchase and Transfer Agreement dated April 6, 2001 between the Company and HFG Healthco-4 LLC. (W)

10.71	Asset purchase agreement dated October 5, 2001, between the Company and Doctors’ Corner and Healthcare Staffing, Inc. (U)

10.72	Asset purchase agreement dated January 31, 2002, between the Company and Direct Staffing, Inc. and DSS Staffing Corp. (V)

10.73	Amendment to Employment agreement dated November 28, 2001 between the Company and Stephen Satisfy. (Y)

10.74	Amendment to Employment agreement dated November 28, 2001 between the Company and David Savitsky. (Y)

10.75	Amendment to Employment agreement dated December 18, 2001 between the Company and Edward Teixeira. (Y)

10.76	Amendment to Employment agreement dated May 24, 2002 between the Company and Alan Levy. (Y)

10.77	Loan and Security Agreement dated November 7, 2002 between the Company and HFG Healthco-4 LLC. (Z)

10.78	Asset Purchase Agreement dated April 13, 2005 among the Company, ATC Staffing Services, Inc. and Onward Healthcare, Inc. (AA)

10.79	Agreement dated August 31, 2005, among the Company, Stuart Savitsky, Shabsi Schreier, and Steven Weiner. (BB)

10.80	Management Agreement dated February 2006 between ATC Healthcare Services, Inc., a wholly-owned subsidiary of the Company, and Travel Healthcare Solutions, LLC. (CC)

10.81	Subscription Agreement and Letter of Investment Intent dated May 31, 2006 between the Company and Roaring Fork Capital SBIC, L.P. (DD)

10.82	Registration Rights Agreement dated June 9, 2006 between the Company and Roaring Fork Capital SBIC, L.P. (DD)

10.83	Stock Option Agreement dated August 21, 2006 between the Company and Stephen Savitsky. (EE)

10.84	Stock Option Agreement dated August 21, 2006 between the Company and David Savitsky. (EE)

10.85
Common Stock and Warrant Purchase Agreement dated March 5, 2007 among the Company and Enable Growth Partners LP, Enable Opportunity Partners LP, and Pierce Diversified Strategy Master Fund LLC, Ena. (FF)

10.86	Common Stock and Warrant Purchase Agreement dated January 12, 2007 between the Company and Roaring Fork Capital SBIC, L.P.(GG)

21	Subsidiaries of the Company. (GG)

23	Consent of Goldstein Golub Kessler LLP(GG)

23.1	Consent of Goldstein Golub Kessler LLP *

24	Powers of Attorney. (GG)

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (GG)

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(GG)

31.3	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.4	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.4	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

NOTES TO EXHIBITS

(A)	Incorporated by reference to the Company’s exhibit booklet to its Form 10-K for the Fiscal year ended February 28, 1995 (File No. 0-11380), filed with the Commission on May 5, 1995.

(B)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 33-43728), dated January 29, 1992.

(C)	Incorporated by reference to the Company’s Form 8-K (file No. 0-11380), filed with the Commission on October 31, 1995.

NOTES TO EXHIBITS
(D)	Incorporated by reference to the Company’s exhibit booklet to it Form 10-K for the Fiscal year ended February 28, 1996 (file No. 0-11380), filed with the Commission on May 13, 1996.

(E)	Incorporated by reference to the Company’s Form 8-A (file No. 0-11380), filed with the Commission on October 24, 1995.

(F)	Incorporated by reference to the Company’s Form 8-A (file No. 0-11380), filed with the Commission on October 24, 1995.

(G)	Incorporated by reference to the Company’s exhibit booklet to its Form 10-K for the Fiscal year ended February 28, 1998 (File No. 0-11380), filed with the Commission on May 28, 1998.

(H)	Incorporated by reference to the Company’s Registration Statement on Form S-4, as amended (File No. 33-9261), dated April 9, 1987.

(I)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 33-63939), filed with the Commission on November 2, 1995.

(J)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 3371974), filed with the Commission on November 19, 1993.

(K)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended November 30, 1997 (File No. 0-11380), filed with the Commission on January 19, 1999.

(L)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended November 30, 1997 (File No. 0-11380), field with the Commission on January 14, 1998.

(M)	Incorporated by reference to the Company’s exhibit booklet to its Form 10-K for the Fiscal year ended February 28, 1997 (File No. 0-11380), filed with the Commission on May 27, 1997.

(N)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended November 30, 1996 (File No. 0-11380), filed with the Commission on January 14, 1997.

(O)	Incorporated by reference to Tender Loving Care Health Care Services Inc.’s Form 10-Q for the quarterly period ended August 31, 1999 (File No. 0-25777) filed with the Commission on October 20, 1999.

(P)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended August 31, 1999 (File No. 0-11380) filed with the Commission on October 20, 1999.

(Q)	Incorporated by reference to the Company’s Form 10-K for the year ended February 29, 2000 (File No. 0-11380) filed with the Commission on July 17, 2000.

(R)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended August 31, 2000 (File No. 0-11380) filed with the Commission on October 16, 2000.

NOTES TO EXHIBITS
(S)	Incorporated by reference to the Company’s Form 10-K for the year ended February 28, 1999 (File No. 0-11380) filed with the Commission on June 11, 1999.

(T)	Incorporated by reference to the Company’s exhibit booklet to its Form 10-K for the Fiscal year ended February 28, 1994 (File No. 0-11380), filed with the Commission on May 13, 1994.

(U)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended August 31, 2001 (File No. 0-11380) filed with the Commission on October 15, 2001.

(V)	Incorporated by reference to the Company’s Form 8-K (File No. 0-11380) filed with the Commission on February 19, 2002.

(W)	Incorporated by reference to the Company’s Form 10-K/A (File No. 0-11380) filed with the Commission on June 28, 2001.

(X)	Incorporated by reference to the Company’s Form Def 14A (File No. 0-11380) filed with the Commission on June 27, 2001.

(Y)	Incorporated by reference to the Company’s Form 10-K for the year ended February 28, 2002 (File No. 0-11380) filed with the Commission on June 10, 2002.

(Z)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended November 30, 2002 (File No. 0-11380) filed with the Commission on January 21, 2003.

(AA)	Incorporated by reference to the Company’s Form 8-K (File No. 0-11380) filed with the Commission on April 26, 2005.

(BB)	Incorporated by reference to the Company’s Form 10-Q (File No. 0-11380) filed with the Commission on October 15, 2005.

(CC)	Incorporated by reference to the Company’s Form 10-K (File No. 0-11380) filed with the Commission on May 30, 2006.

(DD)	Incorporated by reference to the Company’s Form 10-Q (File No. 0-11380) filed with the Commission on July 17, 2006.

(EE)	Incorporated by reference to the Company’s Form 10-Q (File No. 0-11380) filed with the Commission on January 16, 2007.

(FF)	Incorporated by reference to the Company’s Form 8-K (File No. 0-11380) filed with the Commission on March 6, 2007.

(GG)	Incorporated by reference to the Company’s Form 10-K (file No. 001-312-71) filed with the Commission on May 29, 2007.

*	Incorporated herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATC HEALTHCARE, INC.

Date: May 31, 2007	By:	/s/ David Savitsky
David Savitsky
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ DAVID SAVITSKY David Savitsky	Chief Executive Officer (Principal Executive Officer) and Director	May 31, 2007

/S/ DANIEL PESS Daniel Pess	Senior Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 31, 2007

/S/ STEPHEN SAVITSKY Stephen Savitsky	President and Chairman of the Board	May 31, 2007
*_________________ Bernard J. Firestone, Ph. D.	Director	May 31, 2007

*_________________ Jonathan Halpert, Ph. D.	Director	May 31, 2007

*_________________ Martin Schiller	Director	May 31, 2007

*By: /S/ DAVID SAVITSKY
David Savitsky
Attorney-in-Fact