Form 10-K/A
period 2007-02-28
ATC HEALTHCARE INC /DE/
filed 2007-06-28
CIK 720480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 2)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended February 28, 2007
                                 -----------------

                        Commission File Number: 001-31271

                              ATC HEALTHCARE, INC.
                              --------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                          11-2650500
------------------------------------------        ------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)

1983 Marcus Avenue, Lake Success, New York        11042
------------------------------------------        ------------------------------
(Address of Principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:    (516) 750-1600
                                                     ---------------------------

                                                          Name of Exchange
                                Title of Each Class     on Which Registered
                                -------------------     -------------------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
     Yes |_|           No |X|

As of June 25, 2007, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $17,197,875 based on a closing sale price of $0.37 per share. The number of shares of Class A and Class B Common Stock outstanding on June 25, 2007 was 46,663,138.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

                                      None.

         This Amendment No. 2 to the Annual Report of Form 10-K for the year ended February 28, 2007 of ATC Healthcare, Inc. ("ATC" or the "Company") is filed to include the information required by Items 10, 11, 12, and 13 of Part III of Form 10-K.

                                    PART III
                                    --------

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE.
           ------------------------------------------------------

                 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY


         The Company's By-Laws divide the Board of Directors into three classes. One class is elected each year to hold office for a three-year term and until their successors are elected and qualified. Class B is the class whose term will expire at the Annual Meeting of Shareholders to be held on August 24, 2007. This class consists of two directors, Bernard J. Firestone and Martin Schiller, who are the nominees of the Board of Directors. The nominees for Class B Director, if elected by a majority of the votes cast at the Annual Meeting, will serve until the 2010 Annual Meeting and until their successors are elected and qualified.

         In addition to the Class B Directors, the Board of Directors consists of three other directors. David Savitsky and Jonathan J.Halpert are Class A directors whose terms will expire at the 2009 Annual Meeting, provided their successors are elected and qualify. Stephen Savitsky is the Class C Director whose term will expire at the 2008 Annual Meeting, provided his successor is elected and qualifies.

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

                                      First Year
          Name              Age        Elected                                 Background
                                     as Director
------------------------ --------- -------------- -----------------------------------------------------------------------
Stephen Savitsky             61          1983     A founder of the Company, Mr. Savitsky has served as Chairman of the
                                                  Board and a Director of the Company since 1983 (and of its predecessor from 1978 to 1983), Chief Executive Officer from 1978 to November 2001 and as President of the Company from November 1991 through November
                                                  1998 and since November 2002. Mr. Savitsky had also served as the Chief
                                                  Executive Officer of Tender Loving Care Healthcare Services, Inc., a
                                                  national provider of home health care services from October 1999 through September 2002 and was a director from October 1999 through
                                                  November 2001. Mr. Savitsky is the brother of David Savitsky.

------------------------ --------- -------------- -----------------------------------------------------------------------
David Savitsky               59          1983     A founder of the Company, Mr. Savitsky has served as President from
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

------------------------ --------- -------------- -----------------------------------------------------------------------

                                      First Year
          Name              Age        Elected                                 Background
                                     as Director
------------------------ --------- -------------- -----------------------------------------------------------------------
Jonathan J. Halpert,         62          1983     The Board of Directors elected Dr. Halpert a Director in August 1987.
Ph.D                                              He previously served as a Director of the Company from May 1983 until he resigned from the Board in February 1985. Dr. Halpert is a consultant in the area of deinstitutionalization of the mentally retarded and Chief Executive Officer of the Camelot Education Center.
------------------------ --------- -------------- -----------------------------------------------------------------------
*Bernard J. Firestone,       57          1987     The Board of Directors first elected Dr. Firestone a Director in August
Ph.D                                              1987. He is the dean of the College of Liberal Arts and Sciences and professor of political science at Hofstra University, where he has been teaching for 23 years.
------------------------ --------- -------------- -----------------------------------------------------------------------
*Martin Schiller             70          2004     Mr. Schiller was appointed to the Board of Directors in March 2004 to the position vacated by Donald Meyers. Mr. Schiller has been the Chief
                                                  Financial Officer of National Equipment Corporation, a privately held company, since 1969.
------------------------ --------- -------------- -----------------------------------------------------------------------
David Kimbell                56          N/A      Mr. Kimbell joined the Company on June 19, 2007 as Senior Vice
                                                  President, Finance, Chief Financial Officer, and Treasurer. Prior to
                                                  joining the Company, since 2006, Mr. Kimbell was principal of David
                                                  Kimbell Business Consulting, a provider of consulting services to start-up, early-stage, and established companies. From 2002 to 2006, he was Chief Financial Officer of Progressive Nursing Staffers, Inc., a
                                                  large regional medical staffing company, where he also served as a member of the Executive Committee.
------------------------ --------- -------------- -----------------------------------------------------------------------

                           DIRECTOR COMPENSATION TABLE

         The following table sets forth information regarding the compensation of our nonemployee directors for fiscal year 2007. Mr. David Savitsky, who is our Chief Executive Officer, and Stephen Savitsky, who is our Chairman of the Board and President, do not receive any additional compensation for their services as directors.


                        Fees Earned    Stock Awards    Option Awards      Total
        Name                ($)            ($)              ($)            ($)
--------------------    -----------    ------------    -------------    --------

Bernard J. Firestone      10,000          -0-              -0-           10,000

Jonathan J. Halpert       10,000          -0-              -0-           10,000

Martin Schiller           10,000          -0-              -0-           10,000


             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own beneficially more than ten percent of the Class A or Class B Common Stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock. Officers, directors and persons owning more than 10 percent of the Class A Common Stock or Class B Common Stock are required to furnish the Company with copies of all such reports. To the Company's knowledge, based on a review of copies of such reports furnished to the Company and, if applicable, written representations from its officers and directors that no other reports were required, during the fiscal year ended February 28, 2007, all Section 16(a) filing requirements applicable to its executive officers, directors and persons owning beneficially more than 10 percent of the Common Stock were complied with on a timely basis.

ITEM 11.   EXECUTIVE COMPENSATION.
           -----------------------

                  EXECUTIVE COMPENSATION AND OTHER INFORMATION

                          COMPENSATION COMMITTEE REPORT

         The Compensation and Stock Option Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth below. Based on that review and discussion, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K for the year ended February 28, 2007 and in Amendments No. 1 and No. 2 to that Report, filed by us with the Securities and Exchange Commission.

                                    COMPENSATION AND STOCK OPTION COMMITTEE

                                                           Bernard J. Firestone
                                                            Jonathan J. Halpert

                      COMPENSATION DISCUSSION AND ANALYSIS

Introduction

         The Compensation and Stock Option Committee (the "Committee") administers our executive compensation program. The Committee is composed entirely of independent directors and is responsible for reviewing and determining executive officer compensation, for evaluating the chief executive officer, for overseeing the evaluation of all other officers and employees, for administering our incentive compensation programs, for approving and overseeing the administration of our employee benefits programs, for providing insight and guidance to management with respect to employee compensation generally, and for reviewing and making recommendations to the Board of Directors with respect to director compensation. The Committee annually evaluates the performance of, considers compensation adjustments to, and makes a recommendation to the full Board regarding the level of compensation for our chief executive officer. The Committee determines the level of compensation for all other executive officers within the constraints of the amounts approved by the Board. In this regard, the Committee conducts reviews, assembles compensation survey data, and makes any necessary recommendations to the full Board regarding compensation matters. The chief executive officer participates with respect to the Committee's decisions concerning other executive officers of the Company.

         The Compensation Committee operates under a charter adopted by the Board of Directors. The Committee annually reviews the adequacy of its charter and recommends changes to the Board for approval. The charter grants the Committee the authority to retain and terminate advisors, including compensation consultants, accountants, and legal counsel, to assist in discharging its duties. The Committee meets at scheduled times during the year and also acts upon occasion by written consent. The chair of the Committee reports on committee activities and makes committee recommendations at meetings of the Board.

Compensation Philosophy

         Our executive compensation program seeks to achieve and maintain equity with respect to balancing the interests of shareholders and executive officers, while supporting our need to attract and retain competent executive management. Toward this end, the Committee has developed executive compensation policies, plans, and programs which are intended to attain the following objectives:

          o Support for a pay-for-performance policy that rewards executive officers for corporate performance.

          o    Motivate executive officers to achieve strategic business goals.

          o Provide competitive compensation opportunities critical to the Company's long-term success.

         The Committee collects and analyzes comparative executive compensation information from relevant peer groups and approves executive salary adjustments. Additionally, from time to time, the Committee reviews other human resource issues, including qualified and nonqualified benefits, management performance appraisals, and succession planning.

         The Committee evaluates the Company's performance by reviewing period - to - period changes in such quantitative measures of performance as stock price, revenue, net income, and earnings per share. The Committee uses comparisons of competitive pay practices taken from industry compensation surveys and may use the services of independent executive compensation advisors. Peer groups and competitive compensation practices are determined using executive compensation packages at companies comparable to the Company. In making its decisions regarding annual salary adjustments, the Committee reviews quantitative and qualitative performance factors as part of an annual performance appraisal. Qualitative performance factors include the development of new business strategies and resources, improvements in customer satisfaction, and cost management.

         There are three principal components of the compensation program for all executive officers of the Company. Base salary, short-term incentive compensation in the form of cash bonuses, and long-term incentive compensation in the form of stock options. These components are intended to provide incentives to aid the Company in achieving both its short-term and long-term objectives. While salary and bonuses provide incentives to achieve short-term objectives, the Committee believes that the potential for equity ownership by management addresses the long-term objective of aligning management and stockholders' interest in the enhancement of stockholder value. The accounting and tax treatment of particular forms of compensation materially do not affect the committee's compensation decisions. However, the committee evaluates the effect of such accounting and tax treatment on an ongoing basis and will make appropriate modifications to its compensation policies where appropriate.

Components of Compensation

         The elements of total compensation paid by the Company to its senior officers, including the chief executive officer and the other executive officers identified in the Summary Compensation Table which appears following this Compensation Discussion and Analysis (the chief executive officer and the other executive officers identified in that Table are sometimes referred to collectively as the "named executive officers" or the "named executives"), include the following:

          o    Base salary.

          o    Short-term incentive compensation in the form of cash bonuses.

          o    Long-term incentive compensation in the form of stock options.

Base Salary

         It is the Committee's policy that a competitive base salary is essential in order to retain quality executive personnel. The base salaries of the named executive officers are reviewed by the Committee annually as well as at the time of any promotion or significant change in job responsibilities. The Committee reviews peer group data and compensation surveys sponsored by trade and consulting groups within the industry to establish a market-competitive executive base salary program. The Company uses no particular criteria in making salary determinations.

         Base salaries for the Company's executive officers and other key employees are determined initially by evaluating the responsibilities of the position held and the experience of the individual in light of the Committee's compensation philosophy discussed above. No specific formula is applied in setting an employee's base salary, either with respect to the total amount of such base salary or the relative value such base salary should bear to the employee's total compensation package. The Committee believes that the base salaries paid by the Company should be maintained at levels at least competitive with those offered by companies with which the Company competes for executive talent in order to attract and retain executive officers and other key employees of the caliber that the Company desires.

         The base salaries for the Company's current executive officers and other key employees are reflected in the employment agreements negotiated by the Company with each employee and are accordingly subject to formal review only at the time each such contract is entered into or renewed.

         Salary income for each named executive officer for fiscal year 2007 is reported in the "Salary" column of the Summary Compensation Table, which appears following this Compensation Discussion and Analysis.

Incentive Bonus Compensation

         It is the Committee's policy that a portion of executive officers' compensation should be payable annually in the form of a bonus based upon a subjective evaluation of the performance of the individual and the overall performance of the Company for the previous fiscal year. As in the case of salary determinations, the Committee uses no particular criteria in making performance-related determinations. Any bonus payments are shown in the "Bonus" column of the Summary Compensation Table.

Stock Option Plans

         To promote the long-term objectives of the Company and encourage growth in stockholder value, options have been and in the future may be granted by the Committee under the Company's 1993, 1994, or 2000 stock option plans to key executives who are in a position to make a substantial contribution to the long-term success of the Company. The Committee believes that the executive officers should benefit together with stockholders as the Company's stock increases in value. Stock options focus the executives' efforts on managing the Company from the perspective of an owner with an equity stake in the business. Because the Company views stock option grants as a part of the executive officer's total annual compensation package, the amount of stock options outstanding at the time of a new grant or granted in prior years does not serve to increase or decrease the size of the new grant.

         It is the philosophy of the Committee that stock options are awarded to executive officers of the Company to promote alignment of long-term interests of such individuals and the Company's stockholders and to assist in the retention of such individuals. As with the other components of executive compensation, the Committee does not apply any fixed formula to determine the appropriate number of options to grant to an executive, but rather relies on its subjective judgment in applying the compensation philosophy described above. Historically, the Committee has favored the granting of stock options over cash bonuses as a means of rewarding the Company's executive officers and other key employees. The Company does not backdate or reprice stock options. Stock Option information is set forth in the Grants of Plan-Based Awards and Outstanding Equity Awards at February 28, 2007 tables below.

Other Benefits

         The Company provides its named executives with various health, welfare, retirement, and employee benefit programs and plans generally available to all its employees. The Committee is responsible for overseeing the administration of these programs and believes that its employee benefits programs should be comparable to those maintained by its competitors so as to assure that the Company is able to maintain a competitive position in terms of attracting and retaining officers and other employees. Our employee benefits programs are provided on a nondiscriminatory basis to all employees.

2007 Executive Officer Compensation

         For fiscal year 2007, the executive officers named in the Summary Compensation Table received salaries under the terms of their employment agreements. We have provided information about the employment agreements of our named executives under the heading "Employment Agreements and Changes Upon Termination or `Change of Control'" below. Andrew Reiben was employed with the Company until July 15, 2007, when he voluntarily resigned. Daniel M. Pess began employment with the Company on August 9, 2006 and voluntarily resigned on June 1, 2007.

         The Company provides a reasonable level of personal benefits and perquisites to the named executive officers to support its business interests, provide competitive compensation, and recognize the substantial commitment both professionally and personally expected from executive officers. The aggregate value of perquisites and personal benefits provided to each named executive officer is less than $10,000.

         As part of their employment agreements, the named executives are entitled to receive severance benefits upon the occurrence of certain events, including following a change of control of the Company. See Employment Contracts and Payment's Upon Termination or "Change of Control" below for a more detailed description of these events. The Company believes that this structure will help:
(i) assure the executives' full attention and dedication to the Company, free from distractions caused by personal uncertainties and risks related to a pending or threatened change in control, (ii) assure the executives' objectivity for shareholders' interests, (iii) assure the executive of fair treatment in case of involuntary termination following a change in control, and (iv) attract and retain key talent during uncertain times.

                           SUMMARY COMPENSATION TABLE

         The following table sets forth information about the compensation of the Company's named executive officers for fiscal year 2007.

                                                                                         Change in
                                                                                       Pension Value
                                                                                            and
                                                                       Non-Equity       Nonqualified
                                                                        Incentive         Deferred
                                                  Stock     Option        Plan          Compensation     All Other
Name and                      Salary     Bonus    Awards    Awards    Compensation        Earnings      Compensation     Total
Principal Position    Year     ($)        ($)      ($)     ($)(1)(2)       ($)              ($)              ($)          ($)
------------------    ----   --------  --------  --------  ---------  --------------  ---------------  ---------------  --------

David Savitsky        2007    363,000     -0-      -0-      183,071        -0-              -0-              -0-         546,071
  Chief Executive
  Officer

Stephen Savitsky      2007    272,244     -0-      -0-      183,071        -0-              -0-              -0-         455,315
  President and
  Chairman of the
  Board

Andrew Reiben         2007     92,217     -0-      -0-       11,330        -0-              -0-              -0-         103,547
  Senior Vice
  President,
  Finance, and
  Chief Financial
  Officer
  (03/01/06 to
  (07/15/2006)

Daniel M. Pess        2007    120,683     -0-      -0-       23,543        -0-              -0-              -0-         144,226
  Senior Vice
  President,
  Finance, and
  Chief Financial
  Officer
  (08/09/06 to
  02/28/07)

-----------------------

(1) The dollar value of stock options set forth in this column is equal to the compensation cost recognized during fiscal year 2007 for financial statement purposes in accordance with SFAS 123R. A discussion of the compensation cost is set forth in Note 12 of the Notes to Consolidated Financial Statements of our 2007 Annual Report to Shareholders, as amended.

(2) Information regarding stock options granted to our named executives during fiscal year 2007 is set forth in the Grants of Plan-Based Awards Table. The Grants of Plan-Based Awards Table also sets forth the aggregate grant date fair value of stock options granted during 2007 computed in accordance with SFAS 123R.

                     EMPLOYMENT AGREEMENTS AND CHANGES UPON
                       TERMINATION OR "CHANGE OF CONTROL"


         David Savitsky, who serves as Chief Executive Officer and a Director of the Company, has an employment agreement with the Company, amended in 2002, under which he received an initial base salary of $403,000. Mr. Savitsky's employment agreement is automatically extended at the end of each year for an additional year and is terminable by the Company upon five years' notice. Mr. Savitsky's agreement provides that, upon a "change of control" of the Company and his termination of employment, he will be entitled to receive a severance payment equal to 2.99 times his average annual compensation for the five calendar years prior to termination.

         Stephen Savitsky, who serves as Chairman of the Board of Directors and President of the Company, has an employment agreement with the Company, amended in 2002, under which he received an initial base salary of $302,244. Mr. Savitsky's agreement is automatically renewed at the end of each year for an additional year and is terminable by the Company upon five years' notice. Mr. Savitsky's agreement provides that, upon a "change of control" of the Company and his termination of employment, he will be entitled to receive a severance payment equal to 2.99 times his average annual compensation for the five calendar years prior to termination.

         Daniel M. Pess, who served as the Senior Vice President, Finance, Chief Financial Officer, and Treasurer of the Company from August 9, 2006 through June 1, 2007, had an employment agreement with the Company, entered into in July 2006, under which he received an initial base salary of $227,200 during the first year. Mr. Pess' employment agreement provided that, upon a "change of control" of the Company and his termination of employment, he would be entitled to receive a severance payment equal to one year of his base salary. In addition, the agreement provided that, if Mr. Pess were involuntarily terminated by us other than for cause or as a result of his disability or death, he would be entitled to receive an amount equal to one year of his base salary.

         If a change of control had occurred as of February 28, 2007, and the employment relationships with the company of David Savitsky, Stephen Savitsky, and Daniel R. Pess had terminated for reasons triggering the severance payments described above, then the Company would have been obligated to make the payments to the executives as shown in the table below. In addition, if Mr. Pess had been involuntarily terminated by us other than for cause or as a result of his disability or death, he would have been entitled to receive the payment shown in the table below. The term "change of control" as used in the employment agreements with the Company's executive officers refers to an event in which a person, corporation, partnership, association, or entity (i) acquires a majority of the Company's outstanding voting securities, (ii) acquires securities of the Company bearing a majority of voting power with respect to the election of directors of the Company, or (iii) acquires all or substantial all of the Company's assets.

             ESTIMATED PAYMENTS ON TERMINATION OR CHANGE OF CONTROL

                                                                      Payable on Termination in connection with
                                                                                 Change of Control ($)
     Name                Payable on Termination Without Cause ($)     -----------------------------------------
     -----               ----------------------------------------

 David Savitsky                            -0-                                       1,228,668

Stephen Savitsky                           -0-                                         845,238

 Daniel M. Pess                          227,200                                       227,200


                           GRANTS OF PLAN-BASED AWARDS

         The following table sets forth information about the grants of stock options during fiscal year 2007 to our executive officers named in the Summary Compensation Table.

                            Estimated Future Payouts        Estimated Future Payouts
                            Under Non-Equity Incentive      Under Equity Incentive
                            Plan Awards                     Plan Awards
                            ------------------------------  -----------------------------


                                                                                           All Other   Exercise
                                                                                            Option        or
                                                                                            Awards;      Base
                                                                                           Number of    Price      Grant Date
                                                                                           Securities     of       Fair Value
                                                                                           Underlying   Option      of Stock
                            Threshold   Target   Maximum    Threshold   Target   Maximum    Options      Award     and Option
    Name       Grant Date      ($)       ($)       ($)         (#)       (#)       (#)       (#)(1)    ($/Sh)(2)  Awards ($)(3)
    ----       ----------   ---------- -------- ---------- ----------- -------- ---------  ---------- ----------- -------------

D. Savitsky    08/21/2006      -0-       -0-       -0-         -0-       -0-       -0-       400,000     0.36        167,435

S. Savitsky    08/21/2006      -0-       -0-       -0-         -0-       -0-       -0-       400,000     0.36        167,435

 A. Reiben        ---          -0-       -0-       -0-         -0-       -0-       -0-         -0-       -0-           -0-

  D. Pess      08/09/2006      -0-       -0-       -0-         -0-       -0-       -0-       400,000     0.35         23,543

-------------------------------

(1) The amounts set forth in this column reflect the number of stock options granted under our 2000 Stock Option Plan to David Savitsky and Stephen Savitsky on August 21, 2006 and to Daniel M. Pess on August 9, 2006. The Stock Options of David Savitsky and Stephen Savitsky vest at the following rate over the 30 months after grant and expire on August 21, 2016: 80,000 on February 21, 2007; 13,334 per month on the 21st day of each of the next 23 months; and 13,318 on the 21st day of the thirtieth month. Mr. Pess resigned from his positions with us on June 1, 2007, at which time he forfeited his options without having exercised them. Had he remained in our employ, his options would have vested at the rate of one-third per year and would have expired on August 9, 2016.

(2) The exercise price equals the closing price of our Class A Common Stock on the American Stock Exchange on the date of grant.

(3) The dollar value of stock options disclosed in this column is equal to the compensation cost recognized during fiscal year 2007 for financial statement purposes in accordance with SFAS 123R. A discussion of the compensation cost is set forth in Note 12 of the Notes to Consolidated Financial Statements of our 2007 Annual Report to Shareholders, as amended.

         Stock Options. We currently grant stock options under our 2000 Stock Option Plan. In accordance with the terms of the Plan, the option exercise price is equal to the market value of our Class A Common Stock on the date options are granted. To implement the terms of the Plan, we use as the market value of our Common Stock, the closing price on the American Stock Exchange. Stock options are not transferable other than by will or the laws of descent and distribution. We do not backdate or reprice options. No stock options were exercised in fiscal year 2007.

         Employment Agreements. We have provided information about the employment agreements of our named executives under the heading "Employment Agreements and Changes upon Termination or `Change of Control'" above.

         Additional Information. We have provided additional information about the compensation we pay to our named executives under the heading "Compensation Discussion and Analysis" above.

                 OUTSTANDING EQUITY AWARDS AT FEBRUARY 28, 2007

         The following table sets forth information about the number of shares of unexercised stock options outstanding on February 28, 2007 for our executive officers named in the Summary Compensation Table.


                                           Option Awards                                            Stock Awards
                       ---------------------------------------------------------------  -----------------------------------------


                                                                                          Equity Incentive
                          Number           Number                                           Plan Awards:       Equity Incentive
                            of               of                                               Number of          Plan Awards:
                        Securities       Securities                                           Unearned         Market or Payout
                        Underlying       Underlying                                           Shares,         Value of Unearned
                       Unexercised      Unexercised         Option                         Units or Other     Shares, Units or
                         Options          Options          Exercise          Option       Rights That Have    Other Rights That
                           (#)              (#)             Price          Expiration        Not Vested        Have Not Vested
Name                   Exercisable     Unexercisable         ($)              Date              (#)                  ($)
----                   -----------     -------------     ------------     ------------    ----------------    ------------------

D. Savitsky              691,846         691,845 (1)         0.59          12/04/2014           -0-                  -0-

                          80,000         320,000 (2)         0.36          08/20/2016           -0-                  -0-

S Savitsky               691,846         691,845 (1)         0.59          12/04/2014           -0-                  -0-

                          80,000         320,000 (2)         0.36          08/20/2016           -0-                  -0-

A. Reiben (4)              -0-             -0-               -0-             ------             -0-                  -0-

D. Pess                    -0-           400,000 (3)         -0-           08/09/2006           -0-                  -0-
--------------------------------

(1) 1,383 options granted on December 4, 2004 vest at the following rate and expire on December 4, 2014: 25% on December 4, 2005, 2006, 2007, and 2008,
respectively.

(2) 400,000 options granted on August 21, 2006 vest at the following rate over the 30 months after grant and expire on August 21, 2016: 80,000 on February 21, 2007; 13, 334 per month on the 21st day of each of the next 23 months;

(3) Mr. Pess resigned from his positions with us on June 1, 2007, at which time he forfeited his stock options without having exercised them. Had he remained in our employ, 133,333, 133,333, and 133,334 of his options would have vested on August 9, 2007, 2008, and 2009, respectively.

(4) Mr. Reiben resigned from his positions with us on July 15, 2006, at which time he forfeited his stock options without having exercised them.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company's Compensation and Stock Option Committee (the "Compensation Committee") is composed of Bernard J. Firestone and Jonathan J. Halpert.

         No member of the Compensation Committee of the Board of Directors of the Company was, during the fiscal year ended February 28, 2007, an officer or employee of the Company or any of its subsidiaries, or was formerly an officer of the Company or any of its subsidiaries, or participated in any transactions during the last fiscal year requiring disclosure by the Company pursuant to the federal proxy rules. During the fiscal year ended February 28, 2007, no executive officer of the Company served as (i) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on the Compensation Committee of the Company, (ii) a director of another entity, one of whose executive officers served on the Compensation Committee of the Company, or (iii) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of the Company.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           ------------------------------------------------------------------
                  RELATED STOCKHOLDER MATTERS.
                  ----------------------------

                  OWNERSHIP OF SECURITIES BY CERTAIN BENEFICIAL
                         OWNERS, DIRECTORS AND OFFICERS

         The following tables set forth information as of June 25, 2007 with respect to the beneficial ownership of the Company's Class A and Class B Common Stock and Series A and Series C Preferred Stock, by (i) each person known by the Company to beneficially own more than 5% of any class of voting securities of the Company, (ii) each director of the Company, (iii) the Company's Chief Executive Officer and the other executive officers and former executive officers of the Company whose annual salary and bonus exceed $100,000 (the "Named Executive Officers"), and (iv) all directors and Named Executive Officers of the Company as a group.

Class A Common Stock

         The calculation of the percentages of our Class A Common Stock beneficially owned as of June 25, 2007 is based on 46,480,744 shares issued and outstanding as of that date, plus the following numbers of shares of Class A Common Stock that may be received by the holders of the other classes of our Common and Preferred Stock upon conversion of their shares into shares of Class A Common Stock, for which the holders of those shares are entitled to vote with the holders of Class A Common Stock as a single class on all matters submitted to our stockholders, and plus the following number of shares of Class A Common Stock covered by outstanding options: (i) 182,394 shares of Class A Common Stock receivable by holders of Class B Common Stock; (ii) 1,280,378 shares of Class A Common Stock receivable by holders of Series A Preferred Stock; (iv) 2,660,931 shares of Class A Common Stock receivable by holders of Series C Preferred Stock; and (v) 2,463,191 shares of Class A Common Stock under employee stock options.

                              CLASS A COMMON STOCK

 BENEFICIAL OWNER (1)                  NUMBER OF SHARES (2)      PERCENTAGE OF
                                                                 CLASS
 Stephen Savitsky (3)                  3,363,580 (4,5)           6.34%
 David Savitsky (3)                    2,994,969 (6,7)           5.64%
 Bernard J. Firestone (3)              0                         0%
 Jonathan J. Halpert (3)               0                         0%
 Martin Schiller (3)                   0                         0%
 Daniel M. Pess (3)                    0                         0%
 Andrew Reiben (3)                     0                         0%
 All Named Executive Officers and      6,358,549 (8)             11.98%%
 Directors as a Group (6 persons)
 Roaring Fork Capital SBIC L.P.        6,375,866 (9)             12.01%%
 8400 East Prentice Avenue
 Suite 745
 Greenwood Village, CO  80111
 Enable Growth Partners LP             3,683,333 (10)            6.94%
 One Ferry Building, Suite 255
 San Francisco, CA  94111

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

(2) Does not include the following shares. First, does not reflect any of the 4,050 shares of the Company's 5% Convertible Series B Preferred Stock because those shares generally do not have any voting rights. Those shares are held by three holders in equal amounts and are convertible into 9,121,500 shares of Class A Common Stock. Please refer to the section of this Proxy Statement entitled "Certain Transactions" for a description of the transaction which gave rise to the issuance of the Company's 5% Convertible Series B Preferred Stock. Second, does not include 845,851 shares of Class A Common Stock subject to warrants held by parties not named in the table and exercisable at $0.60 per share, which price is well above the current market price for Class A Common shares.

(3) The address of each of these persons is c/o ATC Healthcare, Inc., 1983 Marcus Avenue, Lake Success, New York 11042. Each of these persons has sole power with respect to the voting and investment of the shares which he owns.

(4) Includes options to purchase 771,846 shares of Class A Common Stock pursuant to various Company stock option plans which are exercisable within 60 days of the Record Date. Includes 495,852 shares of Class A Common stock held by Stephen Savitsky's wife as to which Mr. Savitsky disclaims beneficial ownership. Does not include any shares of Class A Common Stock issuable to his wife upon conversion of the $1.5 million convertible subordinated note issued to her by the Company on December 15, 2004, nor issuable to her upon exercise of the five-year warrant for 350,000 shares granted to her in January 2007 in connection with the amendment of that note at that time. Mr. Savitsky disclaims beneficial ownership of these shares. Includes 6,395 shares of Class A Common Stock purchased through the Company's employee stock purchase plan.

(5) Includes 240,000 shares of Class A Common Stock held by Stephen Savitsky's adult children. Mr. Savitsky also disclaims beneficial ownership of these shares.

(6) Includes options to purchase 771,846 shares of Class A Common Stock pursuant to various Company stock option plans which are exercisable within 60 days of the Record Date. Includes 471,691 shares of Class A Common Stock held by David Savitsky's wife. Mr. Savitsky disclaims beneficial ownership of these shares. Includes 25,436 shares of Class A Common Stock purchased through the Company's employee stock purchase plan.

(7) Includes 273,800 shares of Class A Common Stock held by Mr. Savitsky's wife as trustee for the benefit of their three children and 135,000 shares of Class A Common Stock held directly by one of Mr. Savitsky's children. Mr. Savitsky disclaims beneficial ownership of these shares.

(8) Includes options to purchase 1,543,692 shares of Class A Common Stock pursuant to various Company stock option plans, which are exercisable within 60 days of the Record Date.

(9) Includes 2,660,931 shares of Class A Common Stock into which Roaring Fork's shares of Series C Preferred Stock are convertible, but does not include 2,167,351 shares of Class A Common Stock subject to warrants held by Roaring Fork exercisable at $0.45 per share, which price is well above the current market price of Class A Common shares.

(10) Does not include 1,841,667 shares of Class A Common Stock subject to warrants held by Enable Growth Partners LP exercisable at $0.45 per share, which price is well above the current market price of Class A Common shares.

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

                            SERIES A PREFERRED STOCK

     BENEFICIAL OWNER                  NUMBER OF SHARES          PERCENTAGE OF
                                                                 CLASS
Stephen Savitsky (3)                   900 (1)                   45%
David Savitsky (3)                     900 (2)                   45%
All Named Executive Officers
and Directors as a Group               1,800                     90%
(6 Persons)

(1) Includes 900 shares of Series A Preferred Stock, which are convertible into 586,331 shares of Class A Common Stock held by Mr. Stephen Savitsky's wife. Mr. Savitsky disclaims beneficial ownership of these shares.

(2) Includes 900 shares of Series A Preferred Stock, which are convertible into 586,331 shares of Class A Common Stock held by Mr. David Savitsky's wife. Mr. Savitsky disclaims beneficial ownership of these shares.

(3) The address of each of these persons is ATC Healthcare, Inc., 1983 Marcus Avenue, Lake Success, New York 11042

Series C Preferred Stock

         None of the Named Executive Officers or Directors of the Company beneficially owns any of the Company's Series C Preferred Stock.

                            SERIES C PREFERRED STOCK

     BENEFICIAL OWNER                  NUMBER OF SHARES          PERCENTAGE OF
                                                                 CLASS

Roaring Fork Capital SBIC L.P.         532                       100%
8400 East Prentice Avenue
Suite 745
Greenwood Village, CO  80111


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         ------------------------------------------------------------
                             INDEPENDENCE
                             ------------

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

         In February 2006, ATC Healthcare Services, Inc., a wholly-owned subsidiary of the Company, entered into a Management Agreement (the "Travel Management Agreement") with Travel Healthcare Solutions, LLC, a New York limited liability company ("Travel Healthcare"), 33.33% of which is owned by Stephen Savitsky, Chairman of the Board of the Company, and 16.67% of which is owned by David Savitsky, Chief Executive Officer of the Company. Under the Travel Management Agreement, Travel Healthcare is responsible for managing and overseeing the Company's Travel Nurse Division (the "Travel Division"). The Travel Division places healthcare professionals with clients nationwide for long-term assignments. Under the Travel Management Agreement, Travel Healthcare paid the Company a fee of $240,000 for the Company's proprietary system of operating the Travel Division. Travel Healthcare receives management fees under the Agreement equal to 50% of the gross margin realized on the Travel Division's revenues to the extent they exceed a baseline amount which is greater than the Travel Division's revenues in fiscal year 2006. The Company was not required to make any payments to Travel Healthcare for fiscal year 2007.

                  The Travel Management Agreement has an initial term of 10 years and automatically renews for subsequent five-year renewal terms unless the Company exercises its right to purchase Travel Healthcare's assets and rights under the Travel Management Agreement for a purchase price equal to 50% of the amount by which net sales of the Travel Division for the trailing 12 month period exceed the baseline revenue amount or, if the Company elects not to exercise the right, Travel Healthcare elects to purchase the Division for an amount equal to the baseline revenue amount plus 50% of the amount by which Net Sales of the Division for the trailing 12 month period exceed the baseline revenue amount. The Company also has early termination rights if certain sales thresholds are not achieved. Under the Agreement, the Company is responsible to paying general and administrative costs of the Division in an amount substantially equivalent to the amount expended by the Company to operate the Travel Division with revenue below the baseline amount. In connection with the sale by the Company of its AllCare Nursing business in April 2005, the Company agreed not to conduct a per diem medical staffing business in the New York City area until 2008. Under the Travel Management Agreement, the Company, subject to certain conditions, granted Travel Healthcare an option to conduct a per diem medical staffing business under the Company's then standard license agreement in the New York City area when the AllCare noncompetition agreement expires during fiscal year 2008.

         During fiscal years 2007 and 2006, the Company entered into license agreements with eight limited liability companies ("Investment Companies"). Stephen Savitsky, our Chairman of the Board, owns 17%, and David Savitsky, our Chief Executive Officer, owns 8%, of such Investment Companies. In each case, the Investment Company hired a manager with experience in medical staffing and has provided equity and other incentives to the manager. During fiscal year 2007, a total of four Investment Companies were closed because they did not meet performance expectations. Stephen Savitsky and David Savitsky have discontinued the formation of Investment Companies, focusing instead on making the remaining Investment Companies profitable. The Company received license fees of $89,000 and $88,000 respectively, for the fiscal years ended in 2007 and 2006 from the Investment Companies. In the first quarter of fiscal year 2008, the Company acquired two of the remaining Investment Companies' territories and immediately resold them to an existing licensee. No gain or loss will be recorded on the sales.

                              DIRECTOR INDEPENDENCE

         The Board of Directors has determined that all of the Company's directors have met the independence standards of the American Stock Exchange, with the exception of David Savitsky, who is our Chief Executive Officer, and Stephen Savitsky, who is our Chairman of the Board and President. During the Board's annual review of director independence, the Board considered transactions, relationships, and arrangements between each director, or an immediate family member of the director, on the one hand, and the Company and the Company's senior management, on the other hand.

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

Dated: June 28, 2007                   ATC HEALTHCARE, INC.

                                       By: /s/ David Savitsky
                                           ------------------
                                       David Savitsky
                                       Chief Executive Officer

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.                  Description
-----------                  -----------

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002