Form 10-Q
period 2007-05-31
ATC HEALTHCARE INC /DE/
filed 2007-07-16
CIK 720480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2007


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
     TRANSITION PERIOD FROM  ___________ TO ___________


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

The number of shares of Class A Common Stock and Class B Common Stock outstanding on July 10, 2007 were 46,480,744 and 182,394 shares, respectively.

                      ATC HEALTHCARE, INC. AND SUBSIDIARIES


                                      INDEX


                                                                          PAGE #
                                                                          ------

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets
         May 31, 2007 (unaudited) and February 28, 2007                       3

         Condensed Consolidated Statements of Operations (unaudited)
         Three months ended May 31, 2007 and 2006                             4

         Condensed Consolidated Statements of Cash Flows (unaudited)
         Three months ended May 31, 2007 and 2006                             5

         Notes to Condensed Consolidated Financial Statements (unaudited)  6-11


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    12-18


ITEM 3.  QUANTITATIVE AND QUALITATIVE DESCRIPTION
         OF MARKET RISK                                                      18


ITEM 4.  CONTROLS AND PROCEDURES                                          18-19


PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS                                                   20

ITEM 6.  EXHIBITS                                                         20-24

PART I. FINANCIAL INFORMATION
ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)


                                                  May 31,    February 28,
                                                   2007          2007
                                                (Unaudited)
                                                -------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                       $524           $298
     Accounts receivable, less allowance
      for doubtful accounts of $219
      and $289, respectively                       14,603         15,024
     Prepaid expenses and other current assets      5,675          6,196
                                                -------------------------
               Total current assets                20,802         21,518

Fixed assets, net                                     329            286
Intangibles                                           658            513
Goodwill                                            6,134          6,134
Other assets                                          410            316
                                                -------------------------
      Total assets                                $28,333        $28,767
                                                =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                              $1,649         $1,231
     Accrued expenses                               5,417          6,583
     Book overdraft                                     -            881
     Due under bank financing                      13,391         13,914
     Current portion of notes and convertible
      debt payable                                    338             56
                                                -------------------------
               Total current liabilities           20,795         22,665

Notes and convertible debt payable (including
 $1,052 from related parties at May 31, 2007
 and February 28, 2007)                             1,450          1,131
Other liabilities                                      42             42
                                                -------------------------
      Total liabilities                            22,287         23,838
                                                -------------------------

Commitments and contingencies

Convertible Series A Preferred Stock - $1.00
 par value; 4,000 shares authorized, 2,000
 shares issued and outstanding at May 31, 2007
 and February 28, 2007, respectively                1,295          1,277
                                                -------------------------

STOCKHOLDERS' EQUITY:
Convertible Series B Preferred Stock -$1.00
 par value; 4,050 shares authorized, issued
 and outstanding; liquidation value of $2,000
 per share ($8,100)                                     4              4
Convertible Series C Preferred Stock - $1.00
 par value; 516 shares authorized, issued and
 outstanding; liquidation value of $2,000 per
 share ($1,000)                                         1              1

Class A Common Stock - $.01 par value;
 75,000,000 shares authorized; 46,480,744 and
 41,476,582 shares issued and outstanding at May
 31, 2007 and February 28, 2007, respectively         465            415
Class B Common Stock - $.01 par value;
 1,554,936 shares authorized; 182,394 and
 186,558 shares issued and outstanding at May 31,
 2007 and February 28, 2007, respectively               2              2
Additional paid-in capital                         29,934         28,612
Accumulated deficit                              (25,655)        (25,382)
                                                -------------------------
      Total stockholders' equity                    4,751          3,652
                                                -------------------------
      Total liabilities and stockholders'
       equity                                     $28,333        $28,767
                                                =========================

            See notes to condensed consolidated financial statements.

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                       For the Three
                                                        Months Ended
                                                       May 31, May 31,
                                                        2007    2006
                                                      ----------------
REVENUES:
Service revenues                                      $24,824 $19,848
----------------------------------------------------------------------

COSTS AND EXPENSES:
Service Costs                                          19,547  15,443
General and administrative expenses (including $20
 and $89 of stock compensation expense for the three
 month periods, respectively, ended in 2007 and 2006)   4,813   4,077
Depreciation and amortization                             110     121
----------------------------------------------------------------------
Total operating expenses                               24,470  19,641
----------------------------------------------------------------------

INCOME FROM OPERATIONS                                    354     207
----------------------------------------------------------------------

INTEREST AND OTHER EXPENSE (INCOME):
Interest expense, net                                     556     487
Other (income) expense, net                                43     (57)
----------------------------------------------------------------------
Total interest and other (income) expense                 599     430
----------------------------------------------------------------------

LOSS BEFORE INCOME TAXES                                 (245)   (223)

INCOME TAX (BENEFIT) PROVISION                           (105)     12
----------------------------------------------------------------------

NET LOSS                                                 (140)   (235)
----------------------------------------------------------------------

Dividends accreted to Preferred Stockholders              133     119
----------------------------------------------------------------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS            $(273)  $(354)
======================================================================

(LOSS) PER SHARE:
NET LOSS:
   (LOSS) PER COMMON SHARE - BASIC                      $(.01)  $(.01)
                                                      ================
   (LOSS) PER COMMON SHARE - DILUTED                    $(.01)  $(.01)
                                                      ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic                                                  46,391  38,248
======================================================================
Diluted                                                46,391  38,248
======================================================================
See notes to condensed consolidated financial statements

ATC HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                            For the Three
                                                             Months Ended
                                                         May 31,     May 31,
                                                          2007        2006
                                                         -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                            $ (140)     $ (235)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities
   Depreciation and amortization                            110         119
   Amortization of debt financing costs                      46          70
   Stock-based compensation                                  20          89
   Provision for doubtful accounts                            7          42
   In kind interest                                           9           -
   Changes in operating assets and liabilities:
     Accounts receivable                                    414         104
     Prepaid expenses and other current assets              466        (601)
     Other assets                                           (94)        (14)
     Accounts payable and accrued expenses                 (362)       (375)
     Other long-term liabilities                              -         (40)
                                                         -------------------
       Net cash provided by (used in) operating activities  476        (841)
                                                         -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                   (14)        (85)
     Purchase of intangibles                                (97)          -
                                                         -------------------
       Net cash used in investing activities               (111)        (85)
                                                         -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds (repayments) of borrowings of notes and
      capital lease obligation                              (87)       (312)
     Repayment of term loan facility                       (523)       (333)
     Decrease in book overdraft                            (881)        175
     Issuance of common stock, net of costs of $151 in
      2007                                                1,352         351
     Issuance of preferred stock, net of costs of $77         -         923
                                                         -------------------
       Net cash (used in) provided by financing
        activities                                         (139)        804
                                                         -------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        226        (122)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              298         984

                                                         -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $524        $862
                                                         ===================

Supplemental disclosure of cash flow information:
   Interest paid                                           $519        $405
                                                         ===================
   Income taxes paid                                         13          21
                                                         ===================
 Supplemental schedules of non-cash investing and
  financing activities:
   Accrued dividends                                        133         119
                                                         ===================
   Property & equipment acquired by capital lease            62           -
                                                         ===================
   Settlement note payable                                  501           -
                                                         ===================
   Intangibles acquired by notes payable                    125           -
                                                         ===================
   Conversion of debt to common stock                         -          53
                                                         ===================

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

(B) UNAUDITED INTERIM FINANCIAL INFORMATION - The unaudited interim consolidated financial statements of the Company as of May 31, 2007, and for the three months ended May 31, 2007 and 2006, included herein, have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Company for the year ended February 28, 2007.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at May 31, 2007, and the results of its operations for the three months ended May 31, 2007 and 2006. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

2. LIQUIDITY -The Company's financial statements have reflected net losses for the past four years and until the conversion of $8.1 million of debt to Preferred B Stock on August 31, 2005, a stockholders' deficiency. As of May 31, 2007, the company had stockholders' equity of $4,751. In addition, as of May 31, 2007, the Company failed to comply with certain covenants with respect to its revolving loan agreement. Management has implemented a plan whereby they will continue to add licensees, which they believe will return the Company to profitability.

3. REVENUE RECOGNITION - The majority of the Company's service revenues are derived from a form of franchising under which independent companies or contractors ("licensees") represent the Company within a designated territory. These licensees assign Company medical staffing personnel to service clients under the Company's contracts, trade names and service marks. The Company pays and distributes the payroll for these direct service personnel who are all employees of the Company. The Company administers all payroll withholdings and payments, bills the customers and receives and processes the accounts receivable. The revenues and related direct costs are included in the Company's service revenues and service costs. The licensees are responsible for providing an office and paying related expenses for administration including rent, utilities and costs for administrative personnel.

The Company pays a monthly distribution or commission to its licensees based on a defined formula of gross margin generated. Generally, the Company pays a licensee approximately 55% of gross margin (60% for certain licensees who have longer relationships with the Company). There is no payment to the licensees based solely on revenues.

Total licensee distributions for May 31, 2007 and 2006, were $1,990, and $1,784 respectively, and are included in general and administrative expenses.

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

Revenues generated from the sales of licenses in the form of initial licensee fees are recognized upon signing of the related agreement if collection of such amounts is reasonably assured. The earnings process is complete since the Company has performed substantially all of its obligations under the agreements by such date. The Company does not have recurring fees from its licensees. The Company recorded revenue from licensee fees for the three months ended May 31, 2007 and 2006 of $81 and $8, respectively.

4. EARNINGS PER SHARE -Basic per share calculation is computed using the weighted average number of common shares outstanding for the applicable period. Diluted per share calculations is computed using the weighted average number of common shares plus common equivalent shares outstanding, unless the inclusion of such common equivalent shares would be anti-dilutive. For the three months ended May 31, 2007, 26,899 common stock equivalents have been excluded from per share calculations, and for the three months ended May 31, 2006, 21,783 common stock equivalents, respectively, have been excluded from the per share calculations, as their inclusion would have been anti-dilutive.

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

Interest accrues at a rate of 5.41% over LIBOR on the revolving credit facility. An annual fee of 0.5% is required based on any unused portion of the total loan availability. The agreement contains various restrictive covenants that, among other requirements, restrict additional indebtedness. The covenants also require the Company to meet certain financial ratios. As of May 31, 2007 the outstanding balance on the revolving credit facility was $13,391. The Company has not met certain covenants as of May 31, 2007. As such, the outstanding loan balance of $13,391 has been classified as a current liability. In addition, HFG has taken the position that the Company is in an over-advance position based on the calculations required by the agreement. The Company and HFG are discussing turning the claimed over-advance position into a term loan, modifying certain covenants and extending the term of the revolving credit facility. Although we believe we will finalize an amendment with new covenants, we have not received a waiver or finalized the amendment as of the date of our financial statements.

On July 14, 2004, October 13, 2004, January 14, 2005, June 8, 2005, and October 14, 2005 amendments to the revolving credit facility were entered into modifying certain financial ratio covenants as of May 31, 2004, August 31, 2004, November 30, 2004, February 28, 2005, June 30, 2005 and August 31, 2005 respectively.

7. NOTES AND CONVERTIBLE DEBENTURES PAYABLE - On December 15, 2004, the Company entered into a $1.5 million 15% convertible subordinated note with the wife of one of the executive officers of the Company. The note bears interest at 15% per annum and matures on January 15, 2007. The note was to be repaid in eight equal installments commencing April 15, 2005, subject to restrictions on the sources of such payment. Due to the working capital position of the Company, the holder of the note did not receive, nor did she demand, that the Company make its installment payments. The Company is currently negotiating with the holder of the note to reach repayment terms. As of May 31, 2007, $1,052 remains outstanding on the note. At the option of the holder, all or a portion of the note may be converted at any time, plus accrued but unpaid interest, into shares of Class A Common Stock at a per share price equal to $.38 cents per share which is equal to the average of the five days closing bid price up to December 15, 2004.

8. LICENSEE FINANCIAL DATA - The Company's financial statements include service revenues and service costs associated with its licensees. In addition, royalties paid to licensees are included in general and administrative expenses. Summarized below is the breakdown between licensee and Company generated items for the three month periods ended May 31, 2007 and 2006, respectively.

========================================================================
                                                      Three      Three
                                                      Months     Months
                                                      Ended      Ended
                                                      May 31,   May 31,
                                                       2007       2006
                                                    ---------- ---------
Company Service Revenue                                $7,223    $5,269

Licensee Service Revenue                               17,601    14,579
    Total Revenues                                    $24,824   $19,848

Company Service Costs                                  $5,763    $4,030

Licensee Service Costs                                 13,784    11,413
    Total Service Costs                               $19,547   $15,443

Company General and Administrative Expenses            $2,823    $2,293
Licensee Royalty                                        1,990     1,784
Total General and Administrative Expenses              $4,813    $4,077
========================================================================

9. GOODWILL - Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Consistent with SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS, the Company has not amortized goodwill since its effective date, but instead tests the balance for impairment. The Company's annual impairment assessment is performed as of February 28th of each year, and an assessment is made at other times if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

10. ACQUISITION - On June 12, 2006, the Company completed the acquisition of certain assets of Critical Nursing Solutions, Inc. ("CNS"), a leading provider of per-diem and travel-nursing services in the Arizona market. The purchase price is up to $850 including possible earn-out amounts that are more than likely to be earned. As part of the transaction we obtained three locations of CNS in Arizona. The results of operations of CNS are included in the consolidated financial statements from the date of acquisition.

In addition, as part of the acquisition the Company assumed $1,012 in accounts receivable that was used to offset the debt of CNS, which was paid by the Company. The accounts receivable was collected in full during the quarter ended August 31, 2006.

The purchase price of CNS totaling $867, including $17 of acquisition costs, has been allocated to assets as follows:

          ============================================
          Goodwill                               $777
          Covenant not to compete                  90
          Accounts receivable                   1,012
          Debt assumed in the acquisition
                                               (1,012)

                                               -------
                                                 $867
                                               =======

          ============================================

The purchase price includes an earn-out in the form of a contingent purchase price totaling $500. The covenant not to compete of $90 is being amortized over 3 years. Accumulated amortization at May 31, 2007 is $30.

As of May 31, 2007, the Company made earn-out payments of $275 with respect to the contingent purchase price noted above. In addition, in order to facilitate the purchase, the Company paid off CNS's bank under its accounts receivable financing agreement. The Company collected the accounts receivable and was fully repaid by August 31, 2006.

Pro Forma Financial Information - The following unaudited pro forma summary reflects the Company's results as if the acquisition of CNS had occurred on March 1, 2006. Certain adjustments have been made to reflect the impact of the purchase transaction. These pro forma results have been prepared for comparative purposes only and are not indicative of what would have occurred had the acquisition been made at the beginning of the respective periods, or of the results which may occur in the future.

   =============================================================================
                                                              Three Months Ended
                                                                  May 31, 2006
                                                             -------------------
   Revenues as reported                                            $19,848
   Revenues pro forma                                              $22,535

   Net (loss) attributable to common stockholders, as reported     $ (354)
   Net (loss) attributable to common stockholders, pro forma
                                                                    $(223)

   Net (loss) per basic and diluted shares as reported              $(.01)
   Net (loss) per basic and diluted shares pro forma                $(.01)
   =============================================================================

11. CONTINGENCIES - Transportation Insurance Company, Continental Casualty Company and CNA Claim Plus, Inc. v. ATC Healthcare Services, Inc. and ATC Healthcare, Inc. (United States District Court for the Eastern District of New York No. CV 04-4323). Plaintiff insurance companies (collectively "CNA") filed this action in 2004 to recover insurance premiums, claims reimbursements, claims handling fees, taxes and interest alleged to be owed by the Company and by its wholly-owned subsidiary ATC Healthcare Services, Inc. (collectively the
"Company") to CNA under 1999-2003 workers compensation insurance programs. CNA sought over $3 million in damages, "subject to change as additional claims are paid under the policies, as future computations are undertaken, and as additional claim reimbursement and claim service billings are prepared." Following an analysis and accounting by the Company's expert of whether CNA properly dispatched its claim-handling duties and whether its invoices were fair and reasonable, the Company counterclaimed that CNA mishandled claims, overstated invoices, and in fact owes the Company a substantial sum of money. In April 2007, the parties settled the lawsuit, including all claims and counterclaims, and in May 2007 dismissed the case in its entirety. As part of their settlement, the parties entered into a confidentiality agreement covering the settlement terms. As a result of this settlement, the Company recorded an additional loss on litigation settlement of $342 in its consolidated financial statements for the fiscal year ended February 28, 2007. Included under notes payable as of May 31, 2007 is the balance payable of $460, which is to be paid in equal monthly installments through March, 2009

In addition, the Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business. Management and legal counsel periodically review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred, and the availability and extent of insurance coverage and established reserves. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on these reviews and the likely disposition of the lawsuits, these matters will not have a material effect on the Company's financial position, results of operations or cash flows.

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

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN No. 48 may be recognized, or continue to be recognized, upon adoption of FIN No. 48. The cumulative effect of applying the provisions of FIN No. 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN No. 48 is effective for the Company beginning in fiscal year 2007, with earlier adoption permitted. The company has determined that there will be no material effect on the consolidated financials as a result of the implementation of FIN No. 48.

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

13. STOCKHOLDERS' EQUITY - Common Stock - During the three months ended May 31, 2007, 4,164 shares of Class B Common Stock were converted into 4,164 shares of Class A Common Stock. On March 5, 2007, in a private transaction, the Company raised $1.5 million through the sale of 5,000,000 shares of the Company's Class A Common Stock and warrants to acquire up to 2,500,000 shares of Class A Common Stock at $0.45 per share over a five-year period. If the Company should later sell shares of its Class A Common Stock at less than $0.45 per share, the exercise price of the warrants would automatically decrease to the lower per share sale price. That change in the exercise price would not affect the number of shares that could be purchased under the warrants.

In connection with the sale, the Company paid a placement agent a seven percent commission of $105 and granted the agent 350,000 warrants to purchase shares of Class A Common Stock for $0.45 per share. There is no price protection in the warrants issued to the placement agent. Other costs related to issuance of this common stock issuance included legal fees of $43.

The sale required that the Company register with the Securities and Exchange Commission the Class A Common Stock and the underlying warrant shares of the Class A Common warrants. The company filed the prospectus with the SEC on June 4, 2007. The net proceeds of the sale will be used primarily to continue to expand the Company's licensee base and for general working capital purposes.

The fair value of the warrants was $543 and the fair value of the finder warrants was $76. This was calculated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 4.48%; the expected life of 5 years and volatility of 83%.

Stock Based Compensation - Stock based compensation expense amounted to $20 and $89 for the three months ended May 31, 2007 and 2006 respectively.

As of May 31, 2007, there was $151 of total unrecognized compensation expense related to nonvested share based compensation. This cost will be recognized through August 2009.

14. RELATED PARTY TRANSACTIONS - Stephen Savitsky, our Chairman of the Board, owns 17% and David Savitsky, our Chief Executive Officer, owns 8%, of certain limited liability companies established to enter into licensee agreements with the Company. During the three months ended May 31, 2007, the Company closed two offices operated by such companies that did not meet performance expectations. The Company is focusing on making its remaining limited liability company franchises profitable and also entering into licensing agreements with existing independent companies.

In February 2006, ATC Healthcare Services, Inc., a wholly-owned subsidiary, entered into a Management Agreement with Travel Healthcare Solutions, LLC, a New York limited liability company ("Travel Healthcare"), 33.33% of which is owned by Stephen Savitsky, and 16.67% of which is owned by David Savitsky. Revenues from Travel Healthcare for the three months ended May 31, 2007 totaled $1,979. The company made royalty payments of $15 to Travel Healthcare Solutions during the three months ended May 31, 2007.

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

RESULTS OF OPERATIONS:

COMPARISON OF THREE MONTHS ENDED MAY 31, 2007 ("THE 2007 PERIOD") TO THE THREE MONTHS ENDED MAY 31, 2006 ("THE 2006 PERIOD")

TOTAL REVENUES: Total revenues for the 2007 Period were $24,824, an increase of $4,976 or 25.0% from total revenues of $19,848 for the 2006 Period. The increase in revenues is due primarily to an increase in the Company's travel nurse business as well as the Company's per diem nurse business, including revenue from Critical Nursing Solutions, Inc. (CNS) since early June 2006. In addition, the Company opened 1 new office in the current period of 2007. We continue to expect that the demand for nurses will remain strong.

SERVICE COSTS: Service costs were 78.7% and 77.8% of total revenues for the 2007 Period and the 2006 Period, respectively. Service costs represent the direct costs of providing services to patients and clients, including wages, payroll taxes, travel costs, insurance costs, medical supplies and the cost of contracted services. The increase as a percentage of total revenues was due primarily to higher wages and benefits paid to nurses as dictated by market conditions.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $4,813 for the 2007 Period compared to $4,077 for the 2006 Period. General and administrative expenses expressed as a percentage of total revenues was 19.4% for the 2007 Period compared to 20.5% for 2006 Period. The increase in general and administrative expenses in the 2007 Period in absolute dollars compared to the 2006 Period of $736 is due primarily to higher royalties paid to licensees, as well as the inclusion of the general and administrative expenses of CNS from the date of acquisition. This increase was reduced in part by the cost reduction plans put into effect by the Company, primarily in reducing back office costs.

INTEREST EXPENSE, NET: Interest expense, net for the 2007 Period was $556 compared to $487 for the 2006 Period. This increase is primarily due to higher amounts outstanding under the accounts receivable financing agreement as compared to the 2006 Period.

PROVISION FOR INCOME TAXES: For the 2007 Period, the Company recorded a reduction in income tax provision of $105 on a pretax loss of $245 as compared to a provision for income taxes of $12 on a pretax loss of $223, for the 2006 Period. The reduction of the income tax provision in the 2007 period is due to the less than 50% likely-than-not threshold of being realized under FIN No. 48.

LIQUIDITY AND CAPITAL RESOURCES: To date, the Company has funded its cash needs through various equity and debt issuances and through cash flow from operations. The Company generally pays its billable employees weekly for their services, and remits statutory payroll and related taxes as well as other fringe benefits. Invoices are generated to reflect these costs plus the Company's markup.

Cash and cash equivalents increased by $226 as of May 31, 2007 compared to February 28, 2007, as a result of cash provided by operating activities of $476, cash used in investing activities of $111 and cash used in financing activities of $139. Cash provided by operating activities was primarily due to a decrease in accounts receivable, prepaid expenses and other current assets. Cash used in financing activities was primarily due to the pay down of notes and the company's term loan facility, which was largely offset by the proceeds from the issuance of common stock, which eliminated the company's book overdraft. Cash used in investing activities consisted primarily of the purchase of franchise intangibles.

The Company entered into a Financing Agreement, as amended, with a lending institution, HFG Healthco-4, whereby the lender provides a revolving credit facility and term loan facility. The revolving credit facility is $15 million as amended, availability under the credit facility is based on a formula of 85% of eligible receivables as defined in the Financing Agreement and expires in November 2008.

Interest accrues at a rate of 5.41% over LIBOR on the revolving credit facility. An annual fee of 0.5% is required based on any unused portion of the total loan availability. The agreement contains various restrictive covenants that, among other requirements, restrict additional indebtedness. The covenants also require the Company to meet certain financial ratios. As of May 31, 2007 and February 28, 2007, the outstanding balance on the revolving credit facility was $13,391 and $13,914, respectively. The Company has not met certain covenants as of May 31, 2007. In addition, HFG has taken the position that the Company is in an over-advance position based on the calculation required by the agreement. The Company and HFG are discussing turning the claimed over-advance position into a term loan, modifying certain covenants and extending the term of the revolving credit facility. Although we believe we will finalize an amendment with new covenants, we have not [received a waiver nor] finalized the amendment as of the date of our financial statements. Because HFG could call our facility if we are unable to reach agreement, we have recorded our bank debt as a current liability in our financial statements There can be no assurance that additional financing will be available if required, or, if available, will be available on satisfactory terms.

On January 14, 2005, June 8, 2005, July 15, 2004, October 14, 2005, and November 7, 2005 amendments to the revolving credit facility were entered into modifying certain financial ratio covenants as of February 28, 2005, June 30, 2005 and August 31, 2005 respectively.

The Company had working capital of $7 thousand at May 31, 2007, as compared to a working capital deficit of $1.1 million at February 28, 2007.

We anticipate that capital expenditures for furniture and equipment, including improvements to our management information and operating systems during the next twelve months will be approximately $400.

Operating cash flows and the issuance of Capital Stock and Notes have been our primary source of liquidity, but historically they have not been sufficient to fund our working capital, capital expenditures, and internal business expansion and debt service. Our cash flow has been aided primarily by the use of funds from the private sale of equity securities and our revolving loan facility. We believe that our capital resources are sufficient to meet our working capital requirements for the next twelve months. Our existing cash and cash equivalents are not sufficient to sustain our operations for any length of time; however, we expect to meet our future working capital, capital expenditure, internal business expansion, and debt service from operating cash flows, including those generated from organic revenue growth and acquisitions and funds available under the $15 million revolving loan facility.

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

As of May 31, 2007, we had $6,134 of goodwill on our balance sheet. The goodwill represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At May 31, 2007, goodwill represented 21.6% of our total assets.

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

OUR ABILITY TO BORROW UNDER OUR CREDIT FACILITY MAY BE LIMITED.

We have an asset-based revolving credit line with HFG Healthco-4 LLC that currently has a maximum borrowing amount of $15 million. As of May 31, 2007 and February 28, 2007, we had approximately $13.4 million and $13.9 million, respectively, outstanding under the revolving credit line. Our ability to borrow under the credit facility is based upon, and thereby limited by, the amount of our accounts receivable. Any material decline in our service revenues could reduce our borrowing base, which could cause us to lose our ability to borrow additional amounts under the credit facility. In such circumstances, the borrowing availability under the credit facility may not be sufficient for our capital needs. In addition, the Company has not met certain covenants as of May 31, 2007 and HFG has also taken the position that the Company is in an over-advance position based on the calculation required by the agreement. The Company and HFG are discussing turning the claimed over-advance position into a term loan, modifying certain covenants and extending the term of the revolving credit facility. Although we believe we will be able to finalize an amendment, we have not done so. There can be no assurance that additional financing will be available if required or, if required, will be available on satisfactory terms.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity: The Company's primary market risk exposure is interest rate risk. The Company's exposure to market risk for changes in interest rates relates to its debt obligations under its revolving credit facility described above. Under the facility, the interest rate is 5.41% over LIBOR. At May 31, 2007, drawings on the facility were $13.4 million. Assuming variable rate debt at May 31, 2007, a one-point change in interest rates would impact annual net interest payments by $134. The Company does not use derivative financial instruments to manage interest rate risk.

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

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 1. LEGAL PROCEEDINGS - See Note 11 in PART I. - ITEM 1.


ITEM 6. EXHIBITS

Exhibit
Number      Description
-----------------------
10.1-Employment Agreement dated June 19, 2007 between the Company and David Kimbell

31.1-Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2-Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1-Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350)

32.2-Certification of CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350)